Form 10-Q
period 1996-06-30
NATIONAL RV HOLDINGS INC
filed 1996-08-01
CIK 910655

                                FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ........ to .........

Commission file number: 0-22268

                         NATIONAL R.V. HOLDINGS, INC.
           (Exact name of registrant as specified in its charter)

                           Delaware                       33-0371079
                           --------                       ----------
        	(State or other jurisdiction of     	(I.R.S. Employer
         	incorporation or organization)      	Identification No.)

                             3411 N. Perris Blvd.
                           Perris, California 92571
                                (909) 943-6007
        (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding at July 30, 1996
- -----                            ----------------------------
Common stock, par value                     4,796,474
$.01 per share

                         NATIONAL R.V. HOLDINGS, INC.

                                    INDEX

                                                                      PAGE
                                                                      ----
            PART 1 - FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheet -
           June 30, 1996 and December 31, 1995                         	3
         Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1996 and 1995           	4
         Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1996 and 1995                     	5
         Consolidated Statement of Changes in Stockholders' Equity     	6
         Notes to Consolidated Financial Statements                    	7
Item 2.	 Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8 - 9

            PART II - OTHER INFORMATION
Item 6.	 Exhibits and Reports on Form 8-K                              	10
         Signature                                                     	11

                        NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                (Unaudited)
                                                      June 30,        Dec. 31,
                                                        1996            1995
                                                      --------        --------
                    ASSETS
Current Assets:
  Cash                                                $  3,257        $     73
  Trade receivables, less allowance for
     doubtful accounts of $40,000                        4,767           6,683
  Inventories                                           15,900          14,347
  Deferred income taxes                                    770             483
  Prepaid expenses                                         526             393
                                                      --------        --------
     Total current assets                               25,220          21,979
Restricted funds                                         2,768           4,847
Property, plant and equipment, net                       9,742           7,482
                                                      --------        --------
                                                      $ 37,730        $ 34,308
                                                      ========        ========
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Line of credit                                      $      -        $  1,900
  Current portion of long-term debt                        146             146
  Accounts payable                                       3,143           3,405
  Accrued expenses                                       2,406           1,448
                                                      --------        --------
      Total current liabilities                          5,695           6,899
Deferred income taxes                                    1,738           1,750
Long-term debt                                           6,961           7,034
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding                 -               -
  Common stock - $.01 par value; 10,000,000 shares
    authorized                                              59              37
Additional paid-in capital                              22,417          21,062
Accumulated earnings                                     8,144           4,521
Less - cost of treasury stock                          ( 7,284)        ( 6,995)
                                                      --------        --------
      Total stockholders' equity                        23,336          18,625
                                                      --------        --------
                                                      $ 37,730        $ 34,308
                                                      ========        ========

             See Notes to Consolidated Financial Statements

                       NATIONAL R.V. HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share data)
                               (Unaudited)
                                           Three Months        Six Months
                                        ------------------  -----------------
                                          Ended June 30,      Ended June 30,
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Net sales                               $ 32,686  $ 21,464  $ 67,819  $ 42,874
Cost of goods sold                        28,307    18,393    58,761    36,984
                                        --------  --------  --------  --------
     Gross profit                          4,379     3,071     9,058     5,890
Selling expenses                             774       608     1,648     1,239
General and administrative expenses          636       904     1,185     1,382
                                        --------  --------  --------  --------
     Operating income                      2,969     1,559     6,225     3,269
Other expense (income):
  Interest expense                            77       218       195       443
  Interest income                         (   65)  (   211)   (  136)   (  432)
  Other financing related costs               37        28        77        52
                                        --------  --------  --------  --------
     Income before income taxes and
       extraordinary item                  2,920     1,524     6,089     3,206
  Provision for income taxes               1,183       557     2,466     1,236
     Income before extraordiary item       1,737       967     3,623     1,970
  Extraodinary loss on investment in
   marketable equity securities,no
   tax effect                                  -    (  958)        -    (  958)
                                        --------  --------  --------  --------
        Net income                      $  1,737  $      9  $  3,623  $  1,012

Earnings per common share and common equivalent shares:
  Income before extraordinary item      $   0.34  $   0.20  $   0.73  $   0.40
  Extraordinary item                           -    ( 0.20)        -    ( 0.20)
                                        --------  --------  --------  --------
        Net income                      $   0.34  $      -  $   0.73  $   0.20
                                        ========  ========  ========  ========
Earnings per common share - assuming full dilution
  Income before extraordinary item      $   0.34  $   0.20  $   0.71  $   0.40
  Extraordinary item                           -    ( 0.20)        -    ( 0.20)
                                        --------  --------  --------  --------
        Net income                      $   0.34  $      -  $   0.71  $   0.20

Weighted average number of shares:
  Primary                                  5,106     4,901     4,961     4,889
  Fully diluted                            5,120     4,902     5,082     4,890

              See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                           Three Months        Six Months
                                        ------------------  -----------------
                                          Ended June 30,      Ended June 30,
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Cash flows from operating activities:
  Net income                            $  3,623  $  1,012  $  3,623  $  1,012
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation expense                   238       211       238       211
      Amortization of deferred financial
        income                                 -   (   123)        -    (  123)
      Loss on investment in marketable
        equity securities                      -       958         -       958
      Gain on disposition of equipment         -   (    23)        -    (   23)
      Decrease in trade receivables        1,916       304         -         -
      (Increase) decrease in
        inventories                      ( 1,553)      592         -         -
      (Increase) decrease in prepaid
        expenses                         (   133)      159         -         -
      Decrease in accounts payable       (   262)  (    70)        -    (    1)
      Increase in accrued expenses           958       171         -    (    1)
      (Decrease) increase in deferred
        income taxes                     (   299)       45         -        45
                                        --------  --------  --------  --------
          Net cash provided (used) by
           operating activities            4,488     3,236     3,861     2,078

Cash flows from investing activities:
  Proceeds from disposition of equipment       -        23         -        23
  Purchases of property, plant and
    equipment                            ( 2,498)  (   420)  ( 2,498)   (  420)
                                        --------  --------  --------  --------
          Net cash provided (used) by
           investing activities          ( 2,498)  (   397)  ( 2,498)   (  397)
Cash flows from financing activities:
  Net payments under line of credit      ( 1,900)  ( 2,800)  ( 1,900)        -
  Decrease in restricted funds             2,079         -     2,079         -
  Principal payments on revenue bonds    (    73)  (    95)  (    73)        -
  Proceeds from issuance of common stock   1,377        53     1,377        53
  Purchase of treasury stock             (   289)        -   (   289)        -
                                        --------  --------  --------  --------
          Net cash provided (used) by
           financing activities            1,194   ( 2,842)    1,194        53
                                        --------  --------  --------  --------
Net increase (decrease) in cash            3,184   (     3)    2,557     1,734
Cash beginning of period                      73       301         -       301
                                        --------  --------  --------  --------
Cash end of period                      $  3,257  $    298  $  2,557  $  2,035
                                        ========  ========  ========  ========

                See Notes to Consolidated Financial Statements

                         NATIONAL R.V. HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands except shares)
                                  (Unaudited)

                                            Common Stock
                             Preferred     --------------   Paid-in   Retained
                               Stock      Shares    Amount  Capital   Earnings
                              -------    ---------  ------  -------   --------
Balance, December 31, 1995    $      -   5,555,162  $   37  $21,062   $  4,521
  Purchase of Treasury Stock
  Common Stock issued upon
   exercise of warrants                    352,933       3    1,322
  Common Stock issued under
   option plan                              13,379               52
  Adjustment for stock split                            19    (  19)
  Net income                                                             3,623
                              --------   ---------  ------  -------   --------
Balance, June 30, 1996        $      -   5,921,474  $   59  $22,417   $  8,144
                              ========   =========  ======  =======   ========

(Continued from above)                        Treasury     Stock
                                               Shares      Amount      Total
                                             ----------   ---------    --------
Balance, December 31, 1995                   (1,083,330)  $( 6,995)   $ 18,625
  Purchase of Treasury Stock                 (   41,670)   (   289)    (   289)
  Common Stock issued upon
   exercise of warrants                                                  1,325
  Common Stock issued under
   option plan                                                              52
  Adjustment for stock split                                                 -
  Net income                                                             3,623
                                             ----------   --------    --------
Balance, June 30, 1996        		             (1,125,000)  $( 7,284)   $ 23,336
                                             ==========   ========    ========

                See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                               PART I, ITEM 1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - GENERAL
- ----------------
   In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiary National R.V., Inc., referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjust-ments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not neces-sarily indicative of the results for an entire year and the financial state-ments do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K.

   On April 25, 1996, the Board of Directors declared a three-for-two stock split in the form of a stock dividend to be distributed on May 16, 1996 to shareholders of record on May 6, 1996.

NOTE 2 - INVENTORIES
- --------------------
   Inventories consist of the following:

                              June 30,            December 31,
                                1996                  1995
                             -----------          ------------
   Finished goods            $ 5,572,000          $ 5,289,000
   Work-in-process             1,969,000            3,211,000
   Raw materials               5,624,000            5,125,000
   Chassis                     2,735,000              722,000
                             -----------          -----------
                             $15,900,000          $14,347,000
                             ===========          ===========

                           NATIONAL R.V. HOLDINGS, INC.
                                 PART 1, ITEM 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------
   At June 30, 1996, the Company had working capital of $19.5 million compared to $15.1 million at December 31, 1995. Net cash provided by operating activities was $4.5 million for the six months ended June 30, 1996, compared to $3.2 million for the same period in 1995. The increase in cash provided by operating activities resulted from an increase in net income, and favorable changes in accounts receivable and accrued expenses offset by an increase in inventories.

   Cash used in investing activities was $2.5 million compared to $0.4 million for the comparable period last year. The increase was primarily due to capital expenditures for the construction of a new 154,000 square foot building.

   Cash provided by financing activities was $1.2 million compared to cash used by financing activities of $2.8 million for the comparable period last year. The change was primarily due to a $2.1 million decrease in restricted funds related to the building construction and $1.4 million proceeds from the issuance of common stock offset by a $1.9 million decrease in the line of credit and the $0.3 million purchase of treasury stock.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational require-ments for at least the next 24 months.

Results of Operations
- ---------------------
   Net sales for the second quarter of 1996 increased by $11.2 million or 52.3% from the comparable period last year. For the first half of 1996, the Company reported sales of $67.8 million, 58.2% higher than sales of $42.9 million for the first half of last year. This increase resulted primarily from a shift in product mix to the higher priced Dolphin and Tropi-Cal motorhomes and a 391 unit increase in the sales of the Company's Class A motorhomes, offset by a 78 unit decrease in the sales of the Company's fifth-wheel products.

   Cost of goods sold of $28.3 million for the second quarter of 1996 resulted in a gross margin of 13.4% compared to a gross margin of 14.3% for the same period last year. The higher gross margin last year was due primarily to favorable year end adjustments to cost of sales as the Company was a May fiscal year corporation until December 31, 1995. Cost of goods sold of $58.8 million for the first half of 1996 resulted in a gross margin of 13.4% compared to a gross margin of 13.7% for the same period last year.

   Selling expense for the second quarter of 1996 increased to $0.8 million or 2.4% of net sales, compared to $0.6 million or 2.8% of net sales for the same period last year. Selling expense for the first half of 1996 increased to $1.6 million or 2.4% of net sales, compared to $1.2 million or 2.9% of net sales for the same period last year.

                         NATIONAL R.V. HOLDINGS, INC.
                               PART 1, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the second quarter of 1996 decreased to $0.6 million or 1.9% of net sales, compared to $0.9 million or 4.2% of net sales for the same period last year. General and administrative expense for the first half of 1996 decreased to $1.2 million or 1.7% of net sales, compared to $1.4 million or 3.2% of net sales for the same period last year. The decrease was primarily due to the payment of management bonuses in May 1995 as the Company was still a May 31 fiscal year corporation.

   As a result of the foregoing, operating income for the second quarter of 1996 increased 90.4% to $3.0 million or 9.1% of net sales, compared to $1.6 million or 7.3% of net sales for the same period last year. Operating income for the first half of 1996 increased 90.4% to $6.2 million or 9.2% of net sales, compared to $3.3 million or 7.6% of net sales for the same period last year.

   Net interest expense and other financing related costs for the first half of 1996 increased $73,000 due principally to a net interest gain last year related to obligations to previous owners that were paid in September 1995.

   As a result of the foregoing, income before income taxes and extraordinary item for the second quarter of 1996 increased to $3.0 million or 8.9% of net sales, compared to $1.5 million or 7.1% of net sales for the same period last year. Income before income taxes and extraordinary item for the first half of 1996 increased to $6.1 million or 9.0% of net sales, compared to $3.2 million or 7.5% of net sales for the same period last year.

   Provision for income taxes for the second quarter of fiscal 1996 was $1.2 million compared to $0.6 million for the same period last year. Provision for income taxes for the first half of 1996 was $2.5 million compared to $1.2 million for the same period last year. The effective tax rate for the first half of 1996 was 40.5% compared to 38.6% for the same period last year.

   As a result of the foregoing, income before extraordinary item for the second quarter of 1996 increased to $1.7 million or 5.3% of net sales, compared to $1.0 million or 4.5% of net sales for the same period last year. Income before extraordinary item for the first half of 1996 increased to $3.6 million or 5.3% of net sales, compared to $2.0 million or 4.6% of net sales for the same period last year.

   The Company incurred a $958,000 extraordinary loss on its investment in marketable equity securities in the second quarter of 1995.

   As a result of the foregoing, net income for the first half of 1996 increased to $3.6 million or 5.3% of net sales, compared to $1.0 million, or 2.4% of net sales for the same period last year.

                            PART II - OTHER INFORMATION
                      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
- ------------
        None
B.  Form 8-K
- ------------
        None

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       NATIONAL R.V. HOLDINGS, INC.
                                       ----------------------------
                                                (Registrant)

                Date: July 30, 1996    By /s/ WAYNE M. MERTES
                                       Wayne M. Mertes
                                       (President and Chief Executive Officer)
                Date: July 30, 1996    By /s/ KENNETH W. ASHLEY
                                       Kenneth W. Ashley
                                       (Chief Financial Officer and Treasurer)