Form 10-Q/A
period 1996-06-30
NATIONAL RV HOLDINGS INC
filed 1996-10-17
CIK 910655

[TEXT]

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

Class                            Outstanding at July 30, 1996
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
                                             ==========   ========    ========

                See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                               PART I, ITEM 1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - GENERAL
----------------
   In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiary National R.V., Inc., referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjust-ments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not neces-sarily indicative of the results for an entire year and the financial state-ments do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K.

   On April 25, 1996, the Board of Directors declared a three-for-two stock split to be distributed on May 16, 1996 to shareholders of record on May 6, 1996.

NOTE 2 - INVENTORIES
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
                             ===========          ===========

                           NATIONAL R.V. HOLDINGS, INC.
                                 PART 1, ITEM 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
   At June 30, 1996, the Company had working capital of $19.5 million compared to $15.1 million at December 31, 1995. Net cash provided by operating activities was $4.5 million for the six months ended June 30, 1996, compared to $3.2 million for the same period in 1995. The increase in cash provided by operating activities resulted from an increase in net income, and favorable changes in accounts receivable and accrued expenses offset by an increase in inventories.

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

Results of Operations
---------------------
   Net sales for the second quarter of 1996 increased by $11.2 million or 52.3% from the comparable period last year. For the first half of 1996, the Company reported sales of $67.8 million, 58.2% higher than sales of $42.9 million for the first half of last year. This increase resulted primarily from a shift in product mix to the higher priced Dolphin and Tropi-Cal motorhomes and a 391 unit increase in the sales of the Company's Class A motorhomes, offset by a 78 unit decrease in the sales of the Company's fifth-wheel products.

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

                         NATIONAL R.V. HOLDINGS, INC.
                               PART 1, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the second quarter of 1996 decreased to $0.6 million or 1.9% of net sales, compared to $0.9 million or 4.2% of net sales for the same period last year. General and administrative expense for the first half of 1996 decreased to $1.2 million or 1.7% of net sales, compared to $1.4 million or 3.2% of net sales for the same period last year. The decrease was primarily due to the payment of management bonuses in May 1995 as the Company was still a May fiscal year corporation.

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

                            PART II - OTHER INFORMATION
                      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
------------
        None
B.  Form 8-K
------------
        None

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