Form 10-Q/A
period 1996-06-30
NATIONAL RV HOLDINGS INC
filed 1996-11-13
CIK 910655

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

              See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                               Six Months
                                                            -----------------
                                                              Ended June 30,
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
  Net income                                                $  3,623  $  1,012
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation expense                                       238       211
      Amortization of deferred financial income                    -      (123)
      Loss on investment in marketable equity securities           -       958
      Gain on disposition of equipment                             -       (23)
      Decrease in trade receivables                            1,916       304
      (Increase) decrease in inventories                      (1,553)      592
      (Increase) decrease in prepaid expenses                   (133)      159
      Decrease in accounts payable                              (262)      (70)
      Increase in accrued expenses                               958       171
      (Decrease) increase in deferred income taxes              (299)       45
                                                            --------  --------
          Net cash provided (used) by
           operating activities                                4,488     3,236
Cash flows from investing activities:
  Proceeds from disposition of equipment                           -        23
  Purchases of property, plant and
    equipment                                                 (2,498)     (420)
                                                            --------  --------
          Net cash provided (used) by
           investing activities                               (2,498)     (397)
Cash flows from financing activities:
  Net payments under line of credit                           (1,900)   (2,800)
  Decrease in restricted funds                                 2,079         -
  Principal payments on revenue bonds                            (73)      (95)
  Proceeds from issuance of common stock                       1,377        53
  Purchase of treasury stock                                    (289)        -
                                                            --------  --------
          Net cash provided (used) by
           financing activities                                1,194   ( 2,842)
                                                            --------  --------
Net increase (decrease) in cash                                3,184        (3)
Cash beginning of period                                          73       301
                                                            --------  --------
Cash end of period                                          $  3,257  $    298
                                                            ========  ========

                See Notes to Consolidated Financial Statements

                         NATIONAL R.V. HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands except shares)
                                  (Unaudited)

                                            Common Stock
                             Preferred     --------------   Paid-in   Retained
                               Stock      Shares    Amount  Capital   Earnings
                              -------    ---------  ------  -------   --------
Balance, December 31, 1995    $      -   5,555,162  $   37  $21,062   $  4,521
  Purchase of Treasury Stock
  Common Stock issued upon
   exercise of warrants                    352,933       3    1,322
  Common Stock issued under
   option plan                              13,379               52
  Adjustment for stock split                            19      (19)
  Net income                                                             3,623
                              --------   ---------  ------  -------   --------
Balance, June 30, 1996        $      -   5,921,474  $   59  $22,417   $  8,144
                              ========   =========  ======  =======   ========

(Continued from above)                        Treasury     Stock
                                               Shares      Amount      Total
                                             ----------   ---------    --------
Balance, December 31, 1995                   (1,083,330)  $ (6,995)   $ 18,625
  Purchase of Treasury Stock                    (41,670)      (289)       (289)
  Common Stock issued upon
   exercise of warrants                                                  1,325
  Common Stock issued under
   option plan                                                              52
  Adjustment for stock split                                                 -
  Net income                                                             3,623
                                             ----------   --------    --------
Balance, June 30, 1996        		     (1,125,000)  $ (7,284)   $ 23,336
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