Form 10-Q
period 1996-09-30
NATIONAL RV HOLDINGS INC
filed 1996-11-13
CIK 910655

                                FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               -------------
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ........ to .........

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

YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                            Outstanding at November 12, 1996
-----                            ----------------------------
Common stock, par value                     5,292,579
$.01 per share

                         NATIONAL R.V. HOLDINGS, INC.

                                    INDEX

                                                                      PAGE
                                                                      ----
            PART 1 - FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheet -
           September 30, 1996 and December 31, 1995                    	3
         Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 1996 and 1995     	4
         Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 1996 and 1995               	5
         Consolidated Statement of Changes in Stockholders' Equity     	6
         Notes to Consolidated Financial Statements                    	7
Item 2.	 Management's Discussion and Analysis of
         Financial Condition and Results of Operations                8 - 9

            PART II - OTHER INFORMATION
Item 6.	 Exhibits and Reports on Form 8-K                              	10
         Signature                                                     	11

                        NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                              (In thousands)
                                (Unaudited)
                                                   September 30,    December 31,
                                                        1996            1995
                                                      --------        --------
                    ASSETS
Current Assets:
  Cash                                                $ 2,670         $     73
  Trade receivables, less allowance for
    doubtful accounts of $40,000                        7,789            6,683
  Inventories                                          14,376           14,347
  Deferred income taxes                                   780              483
  Prepaid expenses                                        569              393
                                                      --------        --------
    Total current assets                               26,184           21,979

Restricted funds                                        1,749            4,847
Property, plant and equipment, net                     10,585            7,482
                                                      -------          -------
                                                      $38,518          $34,308
                                                      =======          =======

       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Line of credit                                      $     -          $ 1,900
  Current portion of long-term debt                       146              146
  Accounts payable                                      3,301            3,405
  Accrued expenses                                      2,321            1,448
                                                      -------          -------
    Total current liabilities                           5,768            6,899

Deferred income taxes                                   1,738            1,750
Long-term debt                                          6,925            7,034
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding                -                -
  Common stock - $.01 par value; 10,000,000 shares
    authorized                                             59               37
Additional paid-in capital                             22,421           21,062
Accumulated earnings                                    9,555            4,521
Less - cost of treasury stock                          (7,948)          (6,995)
  Total stockholders' equity                           24,087           18,625
                                                      -------          -------
                                                      $38,518          $34,308
                                                      =======          =======

             See Notes to Consolidated Financial Statements

                       NATIONAL R.V. HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share data)
                               (Unaudited)
                                           Three Months        Nine Months
                                        ------------------  -----------------
                                        Ended September 30, Ended September 30,
                                          1996      1995      1996      1995
                                        --------  --------  --------  --------
Net sales                               $27,139   $22,940   $94,958   $65,814
Cost of goods sold                       23,422    19,917    82,183    56,901
                                        -------   -------   -------   -------
  Gross profit                            3,717     3,023    12,775     8,913
Selling expenses                            719       651     2,367     1,890
General and administrative expenses         588       438     1,773     1,820
                                        -------   -------   -------   -------
  Operating income                        2,410     1,934     8,635     5,203
Other expense (income):
  Interest expense                           42       121       237       564
  Interest income                           (48)     (172)     (184)     (604)
  Other financing related costs              37        27       114        79
                                        -------   -------   -------   -------
    Income before income taxes and
      extraordinary items                 2,379     1,958     8,468     5,164
Provision for income taxes                  968       757     3,434     1,993
                                        -------   -------   -------   -------
  Income before extraordinary items       1,411     1,201     5,034     3,171
Extraordinary loss on investment in
marketable equity securities, no tax
effect                                                                   (958)
Extraordinary gain on early extinguishment
of debt, net of income taxes of $234,000              342                 342
                                        -------   -------   -------   -------
  Net income                            $ 1,411   $ 1,543   $ 5,034   $ 2,555
                                        =======   =======   =======   =======

Earnings per common share and common equivalent shares:
  Income before extraordinary item      $  0.27   $  0.25   $  1.00   $  0.65
  Extraordinary item                          -      0.07         -     (0.20)
                                        -------   -------   -------   -------
    Net income                          $  0.27   $  0.32   $  1.00   $  0.45

Earnings per common share - assuming full dilution:
  Income before extraordinary item      $  0.27   $  0.25   $  0.99   $  0.65
  Extraordinary item                          -      0.07         -     (0.20)
                                        -------   -------   -------   -------
    Net income                          $  0.27   $  0.32   $  0.99   $  0.45

Weighted average number of shares:
  Primary                                 5,247     4,857     5,045     4,878
  Fully diluted                           5,296     4,862     5,066     4,881

              See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)
                                (Unaudited)

                                                               Nine Months
                                                            -----------------
                                                            Ended September 30,
                                                              1996      1995
                                                            --------  --------
Cash flows from operating activities:
  Net income                                                $ 5,034   $ 2,555
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation expense                                      358       266
      Amortization of deferred financial income                   -      (165)
      Loss on investment in marketable equity securities          -       958
      Gain on disposition of equipment                            -       (23)
      Gain on early extinguishment of debt                        -      (576)
      Increase in trade receivables                          (1,106)   (1,090)
      (Increase) decrease in inventories                        (29)    1,968
      (Increase) decrease in prepaid expenses                  (176)       75
      (Decrease) increase in accounts payable                  (104)      623
      Increase in accrued expenses                              873       274
      (Decrease) increase in deferred income taxes             (309)      290
                                                            -------   -------
        Net cash provided by operating activities             4,541     5,155
Cash flows from investing activities:
  Proceeds from disposition of equipment                          -        23
  Proceeds from investment in marketable equity securities        -       134
  Purchases of property, plant and equipment                 (3,461)     (571)
                                                            -------   -------
    Net cash used by investing activities                    (3,461)     (414)
Cash flows from financing activities:
  Net payments under line of credit                          (1,900)   (2,800)
  Decrease in restricted funds                                3,098         -
  Principal payments on revenue bonds                          (109)     (117)
  Proceeds from issuance of common stock                      1,381        54
  Purchase of treasury stock                                   (953)     (359)
                                                            -------   -------
    Net cash provided (used) by financing activities          1,517    (3,222)
                                                            -------   -------
Net increase in cash                                          2,597     1,519
Cash beginning of period                                         73       301
                                                            -------   -------
Cash end of period                                          $ 2,670   $ 1,820
                                                            =======   =======

                See Notes to Consolidated Financial Statements

                         NATIONAL R.V. HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         (In thousands except shares)
                                  (Unaudited)

                                            Common Stock
                             Preferred     --------------   Paid-in   Retained
                               Stock      Shares    Amount  Capital   Earnings
                              -------    ---------  ------  -------   --------
Balance, December 31, 1995    $      -   5,555,162  $   37  $21,062   $  4,521
  Purchase of Treasury Stock
  Common Stock issued upon
   exercise of warrants                    352,933       3    1,321
  Common Stock issued under
   option plan                              14,398               57
  Adjustment for stock split                            19      (19)
  Net income                                                             5,034
                              --------   ---------  ------  -------   --------
Balance, September 30, 1996   $      -   5,922,493  $   59  $22,421   $  9,555
                              ========   =========  ======  =======   ========

(Continued from above)                        Treasury     Stock
                                               Shares      Amount      Total
                                             ----------   ---------    --------
Balance, December 31, 1995                   (1,083,330)  $ (6,995)   $ 18,625
  Purchase of Treasury Stock                    (95,370)      (953)       (953)
  Common Stock issued upon
   exercise of warrants                                                  1,324
  Common Stock issued under
   option plan                                                              57
  Adjustment for stock split                                                 -
  Net income                                                             5,034
                                             ----------   --------    --------
Balance, September 30, 1996	                 (1,178,700)  $ (7,948)   $ 24,087
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

NOTE 2 - INVENTORIES
--------------------
   Inventories consist of the following:

                            September 30,         December 31,
                                1996                  1995
                             -----------          ------------
   Finished goods            $ 3,753,000          $ 5,289,000
   Work-in-process             3,408,000            3,211,000
   Raw materials               5,088,000            5,125,000
   Chassis                     2,127,000              722,000
                             -----------          -----------
                             $14,376,000          $14,347,000
                             ===========          ===========

                           NATIONAL R.V. HOLDINGS, INC.
                                 PART 1, ITEM 2
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
   At September 30, 1996, the Company had working capital of $20.4 million compared to $15.1 million at December 31, 1995. Net cash provided by operating activities was $4.5 million for the nine months ended September 30, 1996, compared to $5.1 million for the same period in 1995. An increase in net income was offset by unfavorable changes in inventories, accrued expenses and deferred income taxes.

   Cash used in investing activities was $3.5 million compared to $0.4 million for the comparable period last year. The increase was primarily due to capital expenditures for the construction of a new 154,000 square foot building which is expected to be operational by February 1997..

   Cash provided by financing activities was $1.5 million compared to cash used by financing activities of $3.2 million for the comparable period last year. The change was primarily due to a $3.1 million decrease in restricted funds related to the building construction and $1.4 million proceeds from the issuance of common stock offset by a $0.9 million decrease in the line of credit and the $1.0 million purchase of treasury stock.

   The Company has a $10.0 million line of credit agreement which is in effect through June 15, 1998. All amounts under this line were available at September 30, 1996. Amounts outstanding bear interest at prime (8.25% at September 30,1996) and are secured by assets not specifically identified in other financing obligations. The terms of the agreement require compliance with certain financial covenants and other covenants. The Company was in compliance with all covenants at September 30, 1996.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations
---------------------
   Net sales for the third quarter of 1996 increased by $4.2 million or 18.3% from the comparable period last year. For the first nine months of 1996, the Company reported net sales of $95.0 million, 44.3% higher than net sales of $65.8 million for the first nine months of last year. This increase resulted primarily from a shift in product mix to the higher priced Dolphin and Tropi-Cal motorhomes and a 417 unit increase in the net sales of the Company's Class A motorhomes, offset by a 77 unit decrease in the net sales of the Company's fifth-wheel products.

   Cost of goods sold of $23.4 million for the third quarter of 1996 resulted in a gross margin of 13.7% compared to a gross margin of 13.2% for the same period last year. The higher gross margin was due primarily to a model year price increase and a favorable product mix shift to our higher priced products. Cost of goods sold of $82.2 million for the first nine months of 1996 resulted in a gross margin of 13.5% which was the same for the comparable period last year.

                         NATIONAL R.V. HOLDINGS, INC.
                               PART 1, ITEM 2
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   Selling expense for the third quarter of 1996 was $0.7 million or 2.6% of net sales, compared to $0.7 million or 2.8% of net sales for the same period last year. Selling expense for the first nine months of 1996 increased to $2.4 million or 2.5% of net sales, compared to $1.9 million or 2.9% of net sales for the same period last year.

   General and administrative expense for the third quarter of 1996 increased to $0.6 million or 2.2% of net sales, compared to $0.4 million or 1.9% of net sales for the same period last year. General and administrative expense for the first nine months of 1996 was $1.8 million or 1.9% of net sales, compared to $1.8 million or 2.8% of net sales for the same period last year.

   As a result of the foregoing, operating income for the third quarter of 1996 increased 24.6% to $2.4 million or 8.9% of net sales, compared to $1.9 million or 8.4% of net sales for the same period last year. Operating income for the first nine months of 1996 increased 66.0% to $8.6 million or 9.1% of net sales, compared to $5.2 million or 7.9% of net sales for the same period last year.

   Net interest expense and other financing related costs for the first nine months of 1996 increased $128,000 due principally to a net interest gain last year related to obligations to previous owners that were paid in September 1995.

   As a result of the foregoing, income before income taxes and extraordinary items for the third quarter of 1996 increased to $2.4 million or 8.8% of net sales, compared to $2.0 million or 8.5% of net sales for the same period last year. Income before income taxes and extraordinary items for the first nine months of 1996 increased to $8.5 million or 8.9% of net sales, compared to $5.2 million or 7.8% of net sales for the same period last year.

   Provision for income taxes for the third quarter of fiscal 1996 was $1.0 million compared to $0.8 million for the same period last year. Provision for income taxes for the first nine months of 1996 was $3.4 million compared to $2.0 million for the same period last year. The effective tax rate for the first nine months of 1996 was 40.6% compared to 38.6% for the same period last year.

   As a result of the foregoing, income before extraordinary items for the third quarter of 1996 increased to $1.4 million or 5.2% of net sales, compared to $1.2 million or 5.2% of net sales for the same period last year. Income before extraordinary items for the first nine months of 1996 increased to $5.0 million or 5.3% of net sales, compared to $3.2 million or 4.8% of net sales for the same period last year.

   The Company realized a $342,000 gain on the early extinguishment of debt owed to previous owners, net of income taxes of $234,000 in the third quarter of 1995.

   As a result of the foregoing, net income for the first nine months of 1996 increased to $5.0 million or 5.3% of net sales, compared to $2.6 million, or 3.9% of net sales for the same period last year.

                            PART II - OTHER INFORMATION
                      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits
------------
        Exhibit 99 - Forward Looking Statements
B.  Form 8-K
------------
        None

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

             Date: November 12, 1996    By /s/ WAYNE M. MERTES
                                        Wayne M. Mertes
                                        (President and Chief Executive Officer)
             Date: November 12, 1996    By /s/ KENNETH W. ASHLEY
                                        Kenneth W. Ashley
                                        (Chief Financial Officer and Treasurer)

Exhibit 99
----------
Forward Looking Statements

The reports of National R.V. Holdings, Inc., a Delaware corporation (the "Registrant"), under the Securities Exchange Act of 1934 contain forward-looking statements which involve risks and uncertainties. The Companys actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following considerations: (i) the cyclical nature of the recreational vehicle industry, seasonality and potential fluctuations in the Registrants operating results; (ii) the registrants dependence on chassis suppliers; (iii) the integration by the Registrant of acquired businesses and the management of growth; (iv) potential liabilities under repurchase agreements; (v) competition; (vi) government regulation; (vii) product liability; (viii) dependence on key personnel; (ix) dependence on certain dealers and concentration of dealers in certain regions; (x) expansion of manufacturing facilities; (xi) control by affiliates; and (xii) antitakeover provisions.