Form 10-K
period 1996-12-31
NATIONAL RV HOLDINGS INC
filed 1997-03-28
CIK 910655

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                  FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the year ended December 31, 1996
                         Commission file number 0-22268
                          NATIONAL R.V. HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     No. 33-0371079
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S.Employer Identification No.)
 incorporation or organization)

3411 N. Perris Blvd., Perris, California                               92571
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)
       Registrant's telephone number, including area code:  (909) 943-6007
        Securities registered pursuant to Section 12(b) of the Act:  NONE
           Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share                    NASDAQ
--------------------------------------  ----------------------------------------
        (Title of class)             (Name of each Exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes_X_               No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 27, 1997 was approximately $50,108,799.

The number of shares outstanding of the Registrant's common stock, as of March 27, 1997, was 6,243,280.

                   Documents Incorporated by Reference: None

                                   PART I

Item 1.  Business of the Registrant

General

National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. Through its National R.V., Inc (NRV) subsidiary, the Company designs, manufactures and markets Class A motorhomes and fifth-wheel travel trailers under brand names including Dolphin, Sea Breeze and Tropi-Cal. Through its Country Coach, Inc. (CCI) subsidiary, the Company designs, manufactures and markets high-end (Highline) Class A motorhomes and bus conversions under brand names including Concept, Affinity, Magna, Intrigue and Allure. The Company, which began manufacturing recreational vehicles
(RVs) in 1964, is the fifth largest domestic manufacturer of Class A motorhomes and sells its motorhomes through a network of 152 dealer locations in 42 states, Canada and Europe.

National R.V. Holdings, Inc. was incorporated in Delaware in 1988. NRV was incorporated in California in 1970 and its predecessor was organized in 1964. In May 1989, affiliates of Siegler, Collery & Co., a New York-based investment firm ("Siegler Collery"), through National R.V. Holdings, Inc., acquired all of the common stock of NRV. CCI was incorporated in Oregon in 1973. In November 1996, the Company acquired all the common stock of CCI. As used herein, the term "Company" refers to National R.V. Holdings, Inc., NRV and CCI unless the context otherwise requires. In 1995, the Company announced the changing of its year end to December 31 (see Note 1 of Notes to Consolidated Financial Statements)


Recreational Vehicle Industry Overview

Products

Based upon standards established by the Recreational Vehicle Industry Association (the "RVIA,"), RVs are commonly classified into three main categories: (i) motorhomes, composed of Class A, B and C types; (ii) towables, composed of fifth-wheel travel trailers, conventional travel trailers, truck campers and folding camping trailers, and (iii) van conversions.

Motorhomes. Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver's area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into A, B and C classes. Class A motorhomes are constructed on a medium-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes generally range from $40,000 to $130,000. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $130,000 to $800,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.

Towables. Towables are non-motorized RVs. Fifth-wheel travel trailers, similar to motorhomes in features and use, are constructed with a raised forward section that attaches to the bed of a pick-up truck. This allows a bi-level floor plan and generally more living space than conventional travel trailers. Fifth-wheel travel trailers are typically less expensive than motorhomes and range in retail price from $15,000 to $80,000. Conventional travel trailers are similar to fifth-wheel travel trailers but do not have the raised forward section. Truck campers have many of the amenities found on travel trailers and slide into the bed of a pickup truck. Folding camping trailers contain fewer features than other towables and are constructed with collapsible "tent" sidewalls which fold for easy towing.

Van Conversions. Van conversions are automotive vans converted by van up-fitters to include such features as entertainment centers, comfortable seating, window treatments and lighting.

Trends and Demographics

According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) increased 0.2% to 247,500 from 247,000 in 1995. The aggregate wholesale value of these 1996 shipments was $5.0 billion, with Class A motorhomes comprising $2.3 billion or 45.7% of the total and fifth-wheel travel trailers comprising $0.9 billion or 17.4% of the total. Unit shipments of Class A motorhomes increased 10.6% to 36,500 from 33,000 in 1995. The average wholesale price of Class A motorhomes decreased to $63,172 from $66,361 in 1995. Unit shipments of fifth-wheel travel trailers increased 5.7% to 48,500 from 45,900 in 1995. The average wholesale price of fifth-wheel travel trailers increased 9.6% to $18,138 from $16,555 in 1995.

While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has undergone a consolidation. Between 1992 and 1996, the number of Class A motorhome manufacturers declined from 45 to 27. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 82.5% to 92.6%.

RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a University of Michigan study, approximately
8.2 million households (or 9.6% of all households) in the United States owned RVs in 1993, up from 7.7 million households in 1988 and 5.8 million households in 1980. In addition, the study indicated that 68% of all current RV owners and 43% of all former RV owners plan to purchase another RV in the future.
This study further indicated that 75% of RVs purchased are used (RVIA and market share statistics reflect new product sales only) with more than 29% of these used RVs older than 15 years. The eventual scrappage of these older units is expected to result in an increasing proportion of new product sales over the next ten years.

Ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 16.0% of households in this category owning RVs. The number of Americans in this group, which constitutes the Company's primary target market, is projected to grow 38.7% from 1996 to 2005 as compared to 7.8% for the overall population. Baby Boomers are defined as those born between the years 1946 and 1964, and thus the leading edge of the Baby Boomer generation began turning 50 in 1996. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 50 to 65 age group for RV sales, they represent the potential for a secular uptrend in the RV industry.

As motorhomes have increased in popularity due, in part, to the entry of the Baby Boomer generation into the target market, the purchasers of these products have grown more sophisticated in their tastes. As a result, customers have demanded more value for their money, and brand recognition and loyalty have become increasingly important. These trends have favored companies that can deliver quality, value and reliability on a sustained basis.

Business Development and Strategy

The Company's business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company's position as one of the nation's leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and exploiting recognition of the Company's brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers;
(iii) expanding its manufacturing capacity and continuing to utilize vertically integrated manufacturing processes; (iv) capitalizing on the Company's reputation to expand its presence in the Highline market; and (v) identifying and acquiring related businesses serving niche markets.

- Building upon and Exploiting Recognition of the Company's Brand Names.
The Company believes that its brand names and reputation for manufacturing quality products with excellent value have fostered strong consumer awareness of the Company's products and have contributed to the growth of its net sales and market share. The Company intends to capitalize on its brand name recognition in order to increase its sales and market share, facilitate the introduction of new products and enhance its dealer network.

- Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers.
The Company currently offers ten distinct lines of RVs, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $40,000 to $800,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

- Expanding Manufacturing Capacity and Continuing to Utilize Vertically Integrated Manufacturing Processes.
The Company is currently expanding its manufacturing facilities in order to increase its production flexibility and substantially increase overall production volume to meet demand and anticipated growth. The Company designs and manufactures a significant number of the components used in the assembly of its products, rather than purchasing them from third parties. The Company believes that its vertically integrated manufacturing processes allow it to achieve cost savings and better quality control. In addition, the Company's in-house research and development staff and on-site component manufacturing departments enable the Company to ensure a timely supply of necessary products and to respond rapidly to market changes.

- Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market.
The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 1996, the Company was the fourth largest manufacturer of Highline motorhomes, with approximately 9.3% of this market. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products and expanding its production capacity in order to target the market's growing population and satisfy the desire of many current RV owners to purchase more upscale vehicles.

- Identifying and Acquiring Related Businesses Serving Niche Markets.
As illustrated by the Company's recent acquisition of Country Coach, the Company plans to expand its business through the strategic acquisition of targeted businesses in the RV industry and related areas. The Company will target acquisitions which it believes will result in expansion of the Company's product lines and/or enhancement of operating efficiencies.

Business

Products

The Company's product strategy is to offer the highest value RVs across a wide range of retail prices to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. The Company's National RV subsidiary currently manufactures Class A motorhomes under its Dolphin, Sea Breeze and Tropi-Cal brand names and a line of fifth-wheel travel trailers under the Sea Breeze brand name. The Company's Country Coach subsidiary currently manufactures Highline motorhomes under the Concept, Affinity, Magna, Intrigue and Allure brand names and bus conversions under the Country Coach Prevost Conversion brand name.

The Company's products are offered with a wide range of accessories and options and manufactured with high-quality materials and components. Certain of the Company's Highline motorhomes can be customized to a particular purchaser's specifications. Each vehicle is equipped with a wide range of kitchen and bathroom appliances, audio and video electronics, communication devices, furniture, climate control systems and storage spaces.

Country Coach Prevost Conversion
The Country Coach Prevost Conversion is a completely customized home on wheels, built on a diesel-powered bus chassis and produced in 40 and 45 foot lengths. The Country Coach Prevost Conversion is available in customized floorplans including a model featuring an expansive slide-out room that adds 35 square feet of living area. Suggested retail prices range from approximately $650,000 to $800,000. The Country Coach Prevost Conversion was introduced in 1979.

Concept
The Concept is a wide-body bus-style motorhome, offering virtually all the features and amenities of a bus conversion, including customization and a diesel-powered chassis. Among its many features, the Concept has a Pentium computer-driven digital dash featuring a Global Positioning System (GPS). The Concept is available in three floorplans and is produced in 40 and 45 foot lengths. The Concept, as with all the Company's Highline motorhomes, provides substantial under coach ("basement') storage in insulated, carpeted storage bays. Suggested retail prices range from approximately $523,000 to $552,000. The Concept was introduced in 1988.

Affinity
The Affinity is a wide-body bus-style motorhome, built on a diesel powered chassis. The Affinity is a luxury model specially engineered for a longer wheel base, shorter front and rear overhang and a lower center of gravity. The Affinity is available in more than 35 floorplans and is produced in 38 and 40 foot lengths. Suggested retail prices range from approximately $375,000 to $403,000. The Affinity was introduced in 1991.

Magna
The Magna is a wide-body, bus-style motorhome, built on a diesel powered chassis. The Magna is available with a Great Room feature in which a slide-out section expands living space by 32 square feet. The Magna is available in 36 floorplan combinations and is produced in 36, 38 and 40 foot lengths.
Suggested retail prices range from approximately $263,900 to $290,000. The Magna was introduced in 1991.

Intrigue
The Intrigue is a wide-body bus-style motorhome built on the DynoMax diesel-powered chassis built by CCI. The Intrigue is available in 17 floorplan combinations and is produced in 32, 36 and 40 foot lengths. One model features an expansive slide-out room that adds 32 square feet of living area. Suggested retail prices range from approximately $183,000 to $211,000. The Intrigue was introduced in 1994.

Allure
The Allure is a wide-body bus-style motorhome built on the DynoMax diesel-powered chassis built by CCI. The Allure is available in 13 floorplan combinations and is produced in 32, 36, and 40 foot lengths. One model features an expansive slide-out room that adds 32 square feet of living area. The Allure is positioned as the Company's entry-level Highline motorhome. Suggested retail prices range from approximately $157,000 to $180,000. The Allure was introduced in 1995.

Dolphin
The Dolphin is available in five floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. Three models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The Dolphin models are produced in 33 to 36 foot lengths and have suggested retail prices that range from $74,000 to $89,000.

Tropi-Cal
The Tropi-Cal is a wide-body bus-style motorhome outfitted similar to the Dolphin with certain distinct features, exterior styling and floorplans. The Tropi-Cal is available in three floorplans on a gas-powered chassis and is produced in lengths of 34, 35, and 36 feet. One model has an automatic slide-out feature that expands the interior of the motorbome and adds approximately 36 square feet of additional living space. Suggested retail prices range from approximately $78,000 to $91,000.

Sea Breeze
The Sea Breeze is a moderately-priced, bus-style motorhome, built on a gas-powered chassis. The Sea Breeze has lower exterior height, offering partial basement storage. A premium model is produced under the "Limited" name and has as standard features Corian countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze is produced in 29, 31 and 33 foot lengths. Suggested retail prices range from approximately $60,000 to $69,000. The Sea Breeze was introduced in May 1992.

Sea Breeze Fifth-Wheel Travel Trailer
The Sea Breeze fifth-wheel travel trailer comes in six floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 29, 30, 33, and 36 foot lengths. Suggested retail prices range from $37,000 to $42,000.

Planned Product Introductions

During 1997, NRV will offer two new lines of Class A motorhomes. The first is the diesel-powered Tradewinds, which will retail for $135,000 to $145,000. One floorplan for the Tradewinds was introduced at the Recreation Vehicle Industry Association's National RV Trade Show in Louisville, KY, in December 1996; another will be introduced later this year. The second new line is the gasoline-powered Sea View, 33 to 36 feet long, which offers a choice of three floor plans at a retail price of $55,000 to $65,000.

During 1997, CCI plans to introduce a Class C motorhome, Max, in 26 or 30 foot lengths and 21 floor plan combinations that retail from $80,000 to $88,700.

Distribution and Marketing

The Company markets NRV products through a network of 132 dealer locations in 42 states, Canada and Europe. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 20 dealer locations. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required and the tendency of Highline customers to make destination-type purchases. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has demonstrated high standards for service.

The Company generally promotes its products through visits to dealers, attendance at industry shows, direct mail promotions, corporate newsletters, press releases, trade and consumer magazine advertising and RV owner rallies. From time to time, the Company also offers dealer or consumer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors Dolphin and Country Coach international clubs for owners of the Company's products. The clubs publish news-letters and magazines on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company's sales representatives and, in response, the Company implements changes in the design, decor and features of its products.

Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and if the "floor plan" lender has repossessed the unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 1996, the Company's contingent liability under these agreements was approximately $41.0 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been significant in the past.

Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the deferral of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

Manufacturing Facilities and Production

NRV owns and operates a 200,000 square foot manufacturing facility located on approximately 30 acres in Perris, California. The Company is currently in the process of expanding its manufacturing facilities at this site by constructing a contiguous 154,000 square foot facility which is expected to be operational by April 1997. The Company expects this additional facility to nearly double National RV's peak capacity to approximately 22 units per day from the current peak capacity of 12 units per day.

CCI leases and operates manufacturing facilities totaling 275,000 square feet located on approximately 40 acres in Junction City, Oregon. CCI is currently increasing its production capacity at its Junction City, Oregon site by refurbishing and utilizing more fully a 111,000 square foot manufacturing facility located on approximately ten acres of the Junction City property.

The Company's vehicles are built by integrating manufacturing and assembly line processes. The Company has designed and built its own fabricating and assembly equipment and molds for a substantial portion of its manufacturing processes. The Company believes that its vertically integrated manufacturing systems and processes which it has developed enable it to efficiently produce high-quality products. Among other items, the Company fabricates, molds and finishes fiberglass to produce its front and rear-end components, manufactures its own walls and roofs, assembles sub-floors, molds plastic components and manufactures certain of the installed amenities such as cabinetry, draperies, showers and bathtubs on some models of its motorhomes. The Company believes that by manufacturing these components on site, rather than purchasing them from third parties, the Company achieves cost savings, better quality control and timely supply of necessary components and is able to respond rapidly to ongoing market changes.

The Company's headquarters are located at 3411 N. Perris Blvd., Perris, California 92571, and its telephone number is (909) 943-6007.

Product Development

The Company utilizes a combined research and development staff of 39 employees who concentrate on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps and storage doors, are produced and tested. Upon completion and acceptance of the prototypes, the new products or components are integrated into the production process. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Research and development expenses were $1,077,000 for the year ended December 31, 1996, $423,000 for the seven months ended December 31, 1995, and $780,000, and $441,000 for the fiscal years ended May 31, 1995, and 1994, respectively.


Production

The Company's vehicles are built by integrating manufacturing and assembly-line processes. The Company has designed and built its own fabricating and assembly equipment and molds for a substantial portion of its manufacturing processes. The Company believes that the manufacturing systems and processes which it has developed enable it to produce high-quality products on an efficient basis.

Among other items, the Company fabricates, molds and finishes fiberglass to produce its front and rear-end components, manufactures its own walls and roofs, assembles sub-floors and molds plastic components. In addition to assembling its vehicles and installing various options and accessories, the Company manufactures the majority of the installed amenities such as cabinetry, draperies, showers and bathtubs. After purchasing the basic chair and sofa frames, the Company also manufactures most of the furniture used in its motorhomes. The Company believes that by manufacturing these components on site, rather than purchasing them from third parties, the Company achieves cost savings, better quality control and timely supply of necessary components. Chassis, plumbing fixtures, floor coverings, hardware and appliances are purchased in finished form from various suppliers. Due to California environmental emission restrictions on the amount of fiberglass that the Company can fabricate, third parties manufacture certain fiberglass parts using the Company's molds.

The Company currently operates one production shift. Capacity increases can be achieved by adding a second shift. The Company is currently constructing a 154,000 square foot facility that will be principally used to produce fifth-wheels and slide-out motorhomes in the near future. The new facility is expected to be complete by April 1997.

The Company purchases the principal raw materials and certain other components used in the production of its RVs from third parties. Other than the chassis, these components and raw materials typically have short delivery lead times. With the exception of the chassis, these materials, including plywood, lumber and plastic, are generally available from numerous sources, and the Company has not experienced any significant shortages of raw materials or components.


Arrangements with Chassis Suppliers

NRV purchases chassis which are manufactured by Ford Motor Company and the Chevrolet Motor Division of General Motors Corporation pursuant to agreements with finance companies affiliated with such suppliers. The Company has a finance agreement with Freightliner Custom Chassis Corporation for the purchase of diesel pusher chassis. The chassis supplied by Freightliner Custom Chassis Corporation is the only rear engine diesel-powered chassis used by NRV in its motorhomes, although other manufacturers of rear engine diesel-powered chassis exist. CCI purchases chasses from Gillig and Ford Motor Company (for Class C). CCI also manufactures its own chassis, the DynoMax, which is used as the base upon which the Allure and Intrigue motorhomes are built. The Company takes advantage of cash discounts, for payment upon delivery, that is provided for in the agreements. Such financing agreements generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time experiences short-term shortages of chassis.

Backlog

The Company's backlog of motorhome orders was $59.9 million as of February 28, 1997 and $23.2 million as of February 29, 1996. All backlog orders are subject to cancellation. To the extent not canceled, the Company expects that its backlog as of February 28, 1997 will be filled within 60 days of such date.

Competition

The motorhome market is intensely competitive, with a number of other manufacturers selling products which compete with those of the Company. According to Statistical Surveys, Inc., the two leading manufacturers accounted for approximately 44.3% and 45.1% of total retail units sold in the Class A motorhome market during 1996 and 1995, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. The Company's Class A retail market share of new product sales has increased from 1.9% in 1992 to 3.4% in 1993, 4.0% in 1994, 4.2% in 1995, and
6.1% in 1996.

Regulation

The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components which have been promulgated thereunder by the Department of

Transportation. The regulations that have been promulgated under the Motor Vehicle Act permit the National Highway Traffic Safety Administration (the "NHTSA") to require a manufacturer to remedy vehicles containing defects related to motor vehicle safety or vehicles which fail to conform to all applicable federal motor vehicle safety standards. The Motor Vehicle Act also provides for the recall and repair of vehicles which contain certain hazards or defects. In addition, the Company has from time to time instituted voluntary recalls of certain motorhome units, none of which have had a material adverse effect on the Company.

The Company relies upon certifications from chassis manufacturers with respect to compliance of the Company's vehicles with all applicable emission control standards. The RVIA, of which the Company is a member, has promulgated stringent standards for quality and safety. Each of the units manufactured by the Company has a RVIA seal placed upon it to certify that such standards have been met.

Federal and state authorities have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect the business and operations of the Company. California environmental emission regulations limit the amount of fiberglass which the Company may fabricate. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards. The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), which regulates workplace health and safety. The Company's plant is periodically inspected by representatives of OSHA and the RVIA.

Product Warranty

The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship, excluding the chassis and certain specified components which are separately warranted by the Company's suppliers. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty period covers the lesser of one year or 18,000 miles. The Company's warranty reserve was $1.8 million at December 31, 1996, which the Company believes sufficient to cover warranty claims.

Trademarks

NRV's Dolphin, Tropi-Cal and Sea Breeze, and CCI's Affinity, Intrigue and Allure trademarks are registered with the United States Patent and Trademark Office and are material to the Company's business. The Company does not rely upon any material patents or licenses in the conduct of its business.

Legal Proceedings and Insurance

From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. Accidents involving personal injuries and property damage occur from time to time in the use of RVs. The Company maintains product liability insurance in amounts deemed adequate by management. To date, aggregate costs to the Company for product liability actions have not been material. The Company believes that there are no claims or litigation pending, the outcome of which could have a material adverse effect on the financial position of the Company.

Employees

As of February 28, 1997, the Company employed a total of 1,387 people, of which 1,260 were involved in manufacturing, 50 in administration, 39 in research and development and 38 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2.   Properties

NRV owns and operates a 200,000 square foot manufacturing facility located on approximately 30 acres in Perris, California. The Company is currently in the process of expanding its manufacturing facilities at this site by constructing a contiguous 154,000 square foot facility which is expected to be operational by April 1997.

CCI leases and operates manufacturing facilities totaling 275,000 square feet located on approximately 40 acres in Junction City, Oregon. CCI is currently increasing the production capacity at its Junction City, Oregon site by refurbishing and utilizing more fully a 111,000 square foot manufacturing facility located on approximately ten acres of the Junction City property.

Item 3.   Legal Proceedings

               None.

Item 4.   Submission of Matters to a Vote of Security Holders

               None.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock, par value $.01 per share (the "Common Stock"), has been quoted on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol NRVH since September 30, 1993. Prior to that time, there was no public market for the Common Stock. In April 1996, the Company declared a 3-for-2 stock split in the form of a 50% stock dividend on the Common Stock, paid on May 16, 1996. The following table sets forth, for the calendar quarters indicated, the low and high sale prices for the Common Stock as furnished by the Nasdaq National Market after giving retroactive effect to such 3-for-2 stock dividend.

                      1995                          Low             High
                 -------------                  ------------    ------------
First Quarter                                   $  4 13/16      $    6
Second Quarter                                     5                 6 1/2
Third Quarter                                      4 1/2             5 15/16
Fourth Quarter                                     5 5/16            8 11/16

                      1996                          Low             High
                 -------------                  ------------    ------------
First Quarter                                   $  6 11/16      $   10 9/16
Second Quarter                                    10 5/16           14 13/16
Third Quarter                                      8 5/8            15
Fourth Quarter                                    13 1/4              17 1/8

On March 27, 1997, the last reported sales price for the Common Stock quoted on the Nasdaq National Market was $13.00 per share. As of March 27, 1997, there were 73 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors.

Recent Sales of Unregistered Securities

On November 6, 1996, the Company acquired all the shares of capital stock of CCI through the issuance of 543,806 shares of Common Stock valued at $9.0 million. Such shares were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended (the "Act").

In December 1996, the Company completed a private placement of 900,000 shares of Common Stock at the price of $13.25 per share, for an aggregate purchase price of $11,925,000. Allen & Company Incorporated and Oppenheimer & Co., Inc.

acted as placement agents for such private placement and received a commission equal to 7.8% of the gross proceeds of the offering and warrants to purchase 50,000 shares of Common Stock. Such shares were issued in reliance on the exemption provided by Section 4(2) of the Act.

Item 6.   Selected Financial Data
          SELECTED CONSOLIDATED FINANCIAL INFORMATION
          (In thousands, except per share and unit amounts)

Statement of Operations Data:
-----------------------------

                                    Seven
                                   Months
                   Years Ended      Ended
                   December 31,    Dec. 31,     Fiscal Years Ended May 31,
                 ----------------  -------  ----------------------------------
                  1996     1995     1995     1995     1994     1993     1992
                 -------  -------  -------  -------  -------  -------  -------
                        (Unaudited)
Net sales        137,101   89,397   53,062   81,379   71,749   45,772   31,672
Cost of sales    118,643   78,089   46,864   70,459   62,115   40,514   27,778
                 -------  -------  -------  -------  -------  -------  -------
  Gross profit    18,458   11,308    6,198   10,920    9,634    5,258    3,894
Selling expenses   4,209    2,643    1,586    2,399    2,019    1,543    1,387
General and
  administrative
  expenses         2,899    2,455    1,233    2,243    1,706    1,504    1,387
Amortization of
  intangibles (1)     80        -        -        -      278      278    1,444
                 -------  -------  -------  -------  -------  -------  -------
  Operating
   income (loss)  11,270    6,210    3,379    6,278    5,631    1,933   (  324)
Interest expense,
  Net                111        3   (   15)  (    8)     281      545      877
Other financing
  related costs      149      178      136      132      233      267       86
Gain on early
  extinguishment
  of debt              -        -        -        -   (  226)       -        -
(Gain) loss on
  sale of land
  and equipment        -        -        -   (   23)  (    1)       1   (  415)
                 -------  -------  -------  -------  -------  -------  -------
Income (loss)
  before income
  taxes and ext-
  raordinary
  item            11,010    6,029    3,258    6,177    5,344    1,120   (  872)
Provision (ben-
  efit) for
  income taxes     4,405    2,387    1,324    2,443    2,212      207   (   17)
Net income (loss)
  before extra-
  ordinary items   6,605    3,642    1,934    3,734    3,132      913   (  855)
Loss on invest-
  ment in market-
  able equity
  securities           -   (  958)       -   (  958)       -        -        -


-----------------------------------------

                                    Seven
                                   Months
                   Years Ended      Ended
                   December 31,    Dec. 31,     Fiscal Years Ended May 31,
                 ----------------  -------  ----------------------------------
                  1996     1995     1995     1995     1994     1993     1992
                 -------  -------  -------  -------  -------  -------  -------
                        (Unaudited)
Gain on early
  extinguishment
  of debt              -      342      342        -        -        -        -
                 -------  -------  -------  -------  -------  -------  -------
  Net income
   (loss)          6,605    3,026    2,276    2,776    3,132      913   (  855)

Earnings per common share and common equivalent share:
  Income before
   extraordinary
   items         $  1.26  $  0.75  $  0.40  $  0.75  $  0.77  $  0.41  $ (0.65)
  Extraordinary
   Items               -   ( 0.13)    0.07   ( 0.19)       -        -        -
                 -------  -------  -------  -------  -------  -------  -------
    Net income   $  1.26  $  0.62  $  0.47  $  0.56  $  0.77  $  0.41  $( 0.65)

Earnings per common share - assuming full dilution:
  Income before
   extraordinary
   items         $  1.24  $  0.75  $  0.40  $  0.74  $  0.73  $  0.36  $( 0.65)
  Extraordinary
   Items               -   ( 0.13)    0.07   ( 0.19)       -        -        -
                 -------  -------  -------  -------  -------  -------  -------
    Net income   $  1.24  $  0.62  $  0.47  $  0.55  $  0.73  $  0.36  $( 0.65)

Weighted average number of common shares outstanding:
  Primary          5,260    4,845    4,812    4,984    4,052    2,252    1,314
  Fully diluted    5,333    4,857    4,867    5,041    4,292    2,502    1,314


Other Data:
-----------
  Class A units
   sold            2,042    1,504      905    1,476    1,413      851      418
  Class C units
   sold (2)            -        -        -        -      143      335      574
  Fifth-Wheel
   Travel Trailers
   Sold              210      299      132      217        -        -        -


Balance Sheet Data:
-------------------

                                    Seven
                                   Months
                   Years Ended      Ended
                   December 31,    Dec. 31,     Fiscal Years Ended May 31,
                 ----------------  -------  ----------------------------------
                  1996     1995     1995     1995     1994     1993     1992
                 -------  -------  -------  -------  -------  -------  -------
                        (Unaudited)
  Total assets(3)$68,050  $34,308  $34,308  $41,592  $45,972  $37,416  $33,410
  Working capital 29,553   15,080   15,080   15,482   17,695    8,368    6,744
  Long-term
   debt (4)        7,272    7,034    7,034   16,282   16,629   24,367   24,461
  Stockholders'
   Equity         45,532   18,625   18,625   18,389   19,585    2,338    1,425


(1) Reflects the amortization of the costs relating to the acquisition of NRV by National R.V. Holdings, Inc., on May 26, 1989 (the "Acquisition"), goodwill related to the acquisition of CCI on November 6, 1996 and covenants not to compete on a straight-line basis over five, twenty and three years, respectively, from May 26, 1989. The Acquisition was accounted for as a purchase transaction.
(2) The Company ceased manufacturing Class C motorhomes in January 1994
(3) Includes a $13.8 million restricted cash account funded by the Company at the time of the Acquisition, which was reduced to $13.5 million at the time of a restructuring effected in 1991, to secure $13.5 million of notes (the "Secured Sellers' Notes") issued by the Company to the sellers of NRV. The restricted cash was used to pay the notes in full on September 1, 1995.
(4) Includes the Secured Sellers' Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This analysis of the Company's financial condition and operating results should be viewed in conjunction with the accompanying financial statements including the notes thereto.

General

The Company consummated its initial public offering (the "IPO") in October 1993 of 805,000 shares of Common Stock and a private placement (the "Private Placement") in December 1993 of 385,613 units consisting of a total of 1,156,839 shares of Common Stock and warrants to purchase an additional 385,613 shares of Common Stock.

On November 6, 1996, the Company acquired all shares of capital stock of CCI through the issuance of 543,806 shares of Common Stock valued at $9.0 million. Net assets acquired included the assumption of $10.1 million of debt. The purchase price exceeded the fair value of net assets acquired by $8,191,000, recorded as goodwill and is being amortized over 20 years.

In December 1996, the Company completed a private placement of 900,000 shares of Common Stock.

In 1995, the Company announced the changing of its fiscal year end from May 31 to December 31.

Sales to consumers of RVs tend to be higher during spring and summer months than in other periods. As a result, the Company's net sales generally have been highest during the first and second calendar quarter.

Prepayment of Subordinated Notes

On May 2, 1994, the Company retired the unsecured subordinated notes, including interest, resulting in a gain of $226,000. Approximately $91,000 of convertible notes were converted into 68,121 shares of Common Stock. The holder of the convertible notes also agreed to convert the remainder of such notes, with a balance of $168,000, into Common Stock by January 1995.

During the fiscal year ended May 31, 1995, the holder of the convertible notes converted the remaining notes, with a balance of $157,000 at the time of conversion, into an aggregate of 98,694 shares of Common Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statement of Income:

                                             Percentage of Net Sales
                                             -----------------------
                                                      Seven
                                      Years Ended    Months     Fiscal Years
                                      December 31,    Ended     Ended May 31,
                                    ---------------  Dec. 31,  ---------------
                                     1996     1995     1995     1995     1994
                                    ------   ------   ------   ------   ------
                                          (Unaudited)
Net sales                           100.0%   100.0%   100.0%   100.0%   100.0%
Cost of sales                        86.5     87.4     88.3     86.6     86.6
                                    ------   ------   ------   ------   ------
Gross profit                         13.5     12.6     11.7     13.4     13.4
Selling                               3.1      3.0      3.0      2.9      2.8
General and administrative            2.1      2.7      2.3      2.8      2.4
Amortization of intangibles           0.1        -        -        -      0.4
                                    ------   ------   ------   ------   ------
Operating income                      8.2      6.9      6.4      7.7      7.8
Interest expense, net                 0.1        -        -        -      0.4
Other financing related costs         0.1      0.2      0.3      0.1      0.3
Gain on early extinguishment of debt    -        -        -        -     (0.3)
                                    ------   ------   ------   ------   ------
Income before income taxes and
  extraordinary item                  8.0      6.7      6.1      7.6      7.4
Provision for income taxes            3.2      2.7      2.5      3.0      3.0
                                    ------   ------   ------   ------   ------
Income before extraordinary item      4.8      4.0      3.6      4.6      4.4
Extraordinary loss on sale of
  marketable equity securities          -     (1.1)       -     (1.2)       -
Extraordinary gain on early
  extinguishment of debt                -      0.4      0.7        -        -
                                    ------   ------   ------   ------   ------
Net income                            4.8%     3.3%     4.3%     3.4%     4.4%
                                    ======   ======   ======   ======   ======

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995
(Unaudited)
---------------------------------------------------------------------

Net sales in 1996 increased by $47.7 million, or 53.4% from 1995. This increase resulted primarily from a 538 unit increase in the sales of the Company's Class A motorhomes, offset somewhat by an 89 unit decrease in Fifth-Wheel Travel Trailers. In addition, the net sales increase was due partially to new model year unit price increases implemented in 1996. The remaining increase resulted from a change in the product mix of its Class A motorhomes, with the Company selling 587 more of its more expensive units with the slide-out feature in 1996 than in 1995.

Cost of goods sold in 1996 increased by $40.6 million or 51.9% from 1995 resulting primarily from increased net sales. Gross profit margin was 13.5% in 1996 compared to 12.6% in 1995. The increase resulted primarily from manufacturing efficiencies realized from operating at a higher production level.

Selling expenses in 1996 increased by $1.6 million or 59.3% from 1995 primarily due to commissions resulting from the increase in net sales and increases in promotional costs. As a percentage of net sales, selling expenses increased to 3.1% in 1996 from 3.0% in 1995.

General and administrative expenses in 1996 increased by $0.4 million or 18.1% from 1995. As a percentage of net sales, general and administrative expenses decreased to 2.1% in 1996 from 2.7% in 1995.

Amortization of intangibles increased $80,000 in 1996 due to the CCI acquisition.

As a result of the foregoing, operating income in 1996 increased by $5.1 million, or 81.5%, to $11.3 million. As a percentage of net sales, operating income increased to 8.2% in 1996 from 6.9% in 1995.

Other expenses, which includes net interest expense and other financing related costs, increased by $79,000, or 43.6%, to $260,000 from $181,000 in 1995.

As a result of the foregoing, income before income taxes and extraordinary items in 1996 increased $5.0 million, or 82.6% from 1995 to $11.0 million. As a percentage of net sales, income before income taxes and extraordinary items increased to 8.0% from 6.7% in 1995.

Provision for income taxes in 1995 and 1996 was $2.4 million and $4.4 million, respectively, representing a $2.0 million increase. The effective tax rate in 1996 was 40.0% compared to 39.6% in 1995.

As a result, income before extraordinary items increased $3.0 million, or 81.4%, to $6.6 million from $3.6 million in 1995. As a percentage of net sales, income before extraordinary items increased to 4.8% from 4.0% in 1995.

The Company incurred a $958,000 extraordinary loss on its investment in marketable equity securities in 1995. In September 1995, the Company redeemed $13,500,000 of outstanding promissory notes due January 15, 1998, resulting in an after-tax gain of $342,000.

As a result, net income increased $3.6 million, or 118.3% to $6.6 million from $3.0 million in 1995. As a percentage of net sales, net income increased to 4.8% from 3.3% in 1995.

Seven Months Ended December 31, 1995 Compared to Seven Months Ended December 31, 1994 (Unaudited)
------------------------------------------------------------------------------

On December 26, 1995, the Company changed its year end from May 31 to December
31. Results of operations for the seven month periods ended December 31, 1995 and 1994 are not necessarily indicative of operating results expected for a full (12 month) year.

Net sales for the seven months ended December 31, 1995 increased by $8.0 million or 17.8% from the seven months ended December 31, 1994. This increase resulted primarily from a 28 and 82 unit increase in the sales of the Company's Class A motorhomes and fifth-wheel travel trailers, respectively. In addition, the net sales increase was due partially to August 1995 unit price increases on the Company's Class A motorhomes. The remaining increase resulted from a change in the product mix of its Class A motorhomes, with the Company selling a substantially higher proportion of its more expensive Dolphin motorhome for the seven months ended December 31, 1995 than for the same period last year.

Cost of goods sold for the seven months ended December 31, 1995 increased by $7.5 million or 19.1% from the seven months ended December 31, 1994 resulting primarily from increased net sales. Gross profit margin for the seven months ended December 31, 1995 was 11.7% compared to 12.7% for the same period last year. The decrease was due mainly to fiberglass rework that resulted from overuse of molds when increasing the rate of production to handle the strong demand for 1996 models. New molds have been made to handle the increased production rate.

Selling expenses for the seven months ended December 31, 1995 increased by $243,000 or 18.1% from the seven months ended December 31, 1994 primarily due to commissions resulting from the increase in net sales and increases in promotional costs. As a percentage of net sales, selling expenses were 3.0% unchanged from the comparable period last year.

General and administrative expenses for the seven months ended December 31, 1995 increased by $313,000 or 34.0% from the seven months ended December 31, 1994 primarily due to the annual management bonuses falling in the month of December, the end of the short period, rather than the normal month of May, the last month in the fiscal year. As a percentage of net sales, general and administrative expenses increased to 2.3% from 2.0% during the comparable period last year.

As a result of the foregoing, operating income for the seven months ended December 31, 1995 decreased by $67,000 or 1.9% from the seven months ended December 31, 1994. As a percentage of net sales, operating income decreased to 6.4% from 7.7% during the comparable period last year.

Other expenses, which includes net interest expense and other financing related costs, increased by $81,000, to $121,000 from $40,000 last year. The increase was due mainly to lower earnings on invested funds as the $13.5 million of restricted funds was used to retire the related obligations to previous owners.

As a result of the foregoing, income before income taxes and extraordinary item for the seven months ended December 31, 1995 decreased by $148,000 or 4.3% from the seven months ended December 31, 1994. As a percentage of net sales, income before income taxes and extraordinary item decreased to 6.1% from 7.6% during the comparable period last year.

Provision for income taxes for the seven months ended December 31, 1995 and 1994 was $1.3 million and $1.4 million, respectively. The effective tax rate for the seven months ended December 31, 1995 and 1994 was 40.7% and 40.5%, respectively.

As a result, income before extraordinary item decreased $92,000, or 4.5%, to

$1.9 million for the seven months ended December 31, 1995 from $2.0 million for the comparable period last year. As a percentage of net sales, income before extraordinary item decreased to 3.6% from 4.5% during the comparable period last year.

On September 1, 1995, the Company redeemed $13,500,000 of outstanding promissory notes due January 15, 1998, resulting in an after-tax gain of $342,000. The promissory notes were issued to the previous owners of the Company's wholly-owned operating subsidiary in connection with its acquisition in 1989, and were collateralized by a $13,500,000 restricted cash account of the Company. Funds from such restricted cash account were used for the redemption.

As a result, net income increased $250,000, or 12.3%, to $2.3 million for the seven months ended December 31, 1995 from $2.0 million for the comparable period last year. As a percentage of net sales, net income decreased to 4.3% from 4.5% during the comparable period last year.

Fiscal Year Ended May 31, 1995 ("Fiscal 1995") Compared to Fiscal Year Ended
 May 31, 1994 ("Fiscal 1994")
--------------------------------------------------------------------------------

Net sales in fiscal 1995 increased by $9.6 million or 13.4% from fiscal 1994. This increase resulted primarily from a 63 unit increase in the sales of the Company's Class A motorhomes and the shipment of 217 fifth-wheel travel trailers, a new product introduced in fiscal 1995. These increases were partially offset by a 143 unit decline in sales of the Company's Class C motorhomes. In January 1994, the Company discontinued the production of Class C vehicles. In addition, the net sales increase was due partially to unit price increases implemented at the beginning of fiscal 1995. The remaining increase resulted from a change in the product mix of its Class A motorhomes, with the Company selling a substantially higher proportion of its more expensive Dolphin Gas Bus units in fiscal 1995 than in fiscal 1994.

Cost of goods sold in fiscal 1995 increased by $8.3 million or 13.4% from fiscal 1994 resulting primarily from increased net sales. Gross profit margin for fiscal 1995 was unchanged from 13.4% in fiscal 1994.

Selling expenses in fiscal 1995 increased by $380,000 or 18.8% from fiscal 1994 primarily due to commissions resulting from the increase in net sales and increases in promotional costs. As a percentage of net sales, selling expenses increased to 2.9% in fiscal 1995 from 2.8% in fiscal 1994.

General and administrative expenses in fiscal 1995 increased by $537,000 or 31.5% from fiscal 1994, primarily due to a $233,000 one-time charge relating to expenses incurred during fiscal 1995 in connection with a proposed public offering of the Company's common stock and a one-time charge of $233,000 reflecting a judgment of a trial court, which was upheld on appeal, finding the Company liable to the purchaser of an allegedly defective 1990 Dolphin motorhome. As a result of these one-time charges, as a percentage of net sales, general and administrative expenses increased to 2.8% from 2.4% during the comparable period last year.

Amortization of intangibles decreased $278,000 as the cost of the Acquisition was fully amortized at the end of fiscal 1994.

As a result of the foregoing, operating income in fiscal 1995 increased by $0.6 million, or 11.5%, to $6.3 million. As a percentage of net sales, operating income decreased to 7.7% in fiscal 1995 from 7.8% in fiscal 1994.

Other expenses, which includes net interest expense and other financing related costs, decreased by $186,000, or 64.8%, to $101,000 from $287,000 in fiscal 1994. Included in fiscal 1994 was a gain on early extinguishment of debt of $226,000. The decrease was due mainly to lower borrowing fees under a new credit facility and an increase in dividend income from the marketable equity securities.

As a result of the foregoing, income before income taxes and extraordinary item in fiscal 1995 increased $0.8 million, or 15.6% from fiscal 1994 to $6.2 million. As a percentage of net sales, income before income taxes and extraordinary item increased from 7.4% to 7.6% in fiscal 1995.

Provision for income taxes in fiscal 1994 and 1995 was $2.2 million and $2.4 million, respectively, representing a $0.2 million increase. The effective tax rate in fiscal 1995 decreased to 39.5% from 41.4% in fiscal 1994 due mainly to apportioning sales, for the first time, out of California into states with lower tax rates.

As a result, income before extraordinary item increased $0.6 million, or 19.2%, from $3.1 million in fiscal 1994 to $3.7 million in fiscal 1995. As a percentage of net sales, income before extraordinary item increased from 4.4% in fiscal 1994 to 4.6% in fiscal 1995.

The Company incurred a $958,000 extraordinary loss on its investment in marketable equity securities that occurred subsequent to the end of fiscal 1995.

As a result, net income decreased $0.3 million from $3.1 million in fiscal 1994 to $2.8 million in fiscal 1995. As a percentage of net sales, net income decreased from 4.4% in fiscal 1994 to 3.4% in fiscal 1995.

Liquidity and Capital Resources

During 1996, the Company financed its operations primarily through its existing cash, income from operations and its credit facility. At December 31, 1996, the Company had working capital of $29.6 million compared to $15.1 million at December 31, 1995. This increase of $14.5 million was primarily due to the $20.0 million increase in inventory, partially offset by a $4.3 million increase in accounts payable and $2.3 million increase in accrued expenses.
Net cash provided by operating activities was $1.5 million for the twelve months ended December 31, 1996.

During the twelve months ended December 31, 1996, net cash used in investing activities was $5.6 million and includes $5.1 million of capital expenditures, related primarily to the new building construction at NRV, and $0.4 million of expenditures related to the acquisition of CCI.

During the twelve months ended December 31, 1996, net cash used in financing activities was $4.8 million. Net proceeds of $10.9 million from a private placement of common stock, $1.4 million proceeds from the issuance of common stock in connection with the exercise of warrants and options, and $3.6 million proceeds from restricted funds used for the construction of the new building at NRV, were offset by a $10.0 million decrease in the line of credit related to the acquisition of CCI, and a $1.0 million purchase of treasury stock.

As of December 31, 1996, the Company had short-term debt of $0.5 million and long-term debt of $7.3 million. Short-term debt consisted of current maturities of the Company's long-term debt. At December 31, 1996, long-term debt consisted primarily of the Company's two industrial development revenue bond issues. The first issue ($2.0 million principal amount) was for the construction of the existing NRV facility. The second issue ($5.0 million principal amount) is for the construction of a new 154,000 square foot facility at NRV to be completed in 1997.

The Company has $21.0 million in working capital revolving lines of credit with two financial institutions. At December 31, 1996, the Company had $1.4 million of outstanding borrowings under these credit facilities. These facilities are secured by the Company's equipment, trademarks, contract rights, accounts receivable and inventory and expire in 1998. There are no borrowing availability restrictions under these facilities.

During the twelve months ended December 31, 1996, the Company incurred capital expenditures of $5.1 million. The Company anticipates that it will incur capital expenditures of approximately $3.1 million in 1997. Approximately $1.5 million of that amount will be used to complete construction of the new NRV manufacturing facility and the purchase of related equipment.

The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Effects of Inflation

Management does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

Forward Looking Statements

This Form 10-K contains certain forward-looking statements which may involve certain risks and uncertainties. The actual results may differ materially from the results anticipated in these forward-looking statements as a result of various risks and uncertainties. Potential risks and uncertainties include but are not limited to such factors as the strength and competitive pricing of the RV industry, changes in the availability and pricing of credit, demand for and acceptance of the Company's products, the success of planned marketing and promotional campaigns, and other risks identified in documents filed by the Company with the Securities and Exchange Commission.

Item 8. Financial Statements and Supplementary Data
        Financial information required by this item is attached to this report beginning on page F-1 and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
        Not applicable

                                  PART III

Item 10. Directors and Officers of the Registrant.

The executive officers, directors and other key employees of the Company are as follows:


Name                          Age         Position
-------------------           ---         -------------------------------------
Gary N. Siegler                35         Chairman of the Board
Wayne M. Mertes                60         President, Chief Executive Officer
                                            and Director
Robert L. Lee                  58         Director
Stephen M. Davis               42         Director and Secretary(1)(2)
Gary L. Fuhrman                35         Director(1)(2)
Neil H. Koffler                30         Director and Assistant Secretary(1)
Kenneth W. Ashley              51         Chief Financial Officer and Treasurer

Other Key Employees
-------------------
Jack L. Courtemanche           62         President of CCI
Lewis E. Howard                63         General Manager of NRV
Edward Read                    46         Vice President of Manufacturing of CCI
J. Raul Gimenez                42         Director of Engineering of NRV
Michael K. Woods               57         National Sales Director of NRV

_____________________

(1) Member of the Audit Committee.
(2) Member of Compensation Committee.

Executive Officers and Directors

GARY N. SIEGLER. Mr. Siegler has served as Chairman of the Board of Directors of the Company since April 1989 and as Vice President and Secretary from April 1989 to August 1993. Mr. Siegler is a Class I director whose term expires in 1999. Mr. Siegler is a co-founder and, since January 1989, has been President of Siegler Collery. Mr. Siegler is an executive officer of the general partner of The SC Fundamental Value Fund, L.P., a fund investing in marketable securities, and an executive officer of SC Fundamental Value BVI, Inc., the investment advisor to an off-shore fund investing in marketable securities.
Mr. Siegler serves as the Chairman of the Board of Directors of Medical Resources, Inc., a provider of diagnostic imaging services.

WAYNE M. MERTES. Mr. Mertes has been a director of the Company since October 1991 and President and Chief Executive Officer of the Company since August 1993. Mr. Mertes is a Class I director whose term expires in 1999. Mr. Mertes co-founded NRV in 1963 under the name Dolphin Trailer Company and has continuously served as an executive officer of such predecessor and, subsequently, NRV since such time.

ROBERT L. LEE. Mr. Lee has been a director of the Company since November 1996. Mr. Lee is a Class II director whose term expires in 1998. Mr. Lee founded CCI in 1973 and has continuously served as Chairman and Chief Executive Officer of CCI since such time.

STEPHEN M. DAVIS. Mr. Davis has been a director and Secretary of the Company since August 1993 and Assistant Secretary and Assistant Treasurer from May 1989 to August 1993. Mr. Davis is a Class II director whose term expires in 1998. For more than the last five years, Mr. Davis has been a partner of the law firm Werbel & Carnelutti, A Professional Corporation. Mr. Davis is a director of Medical Resources, Inc.

GARY L. FUHRMAN. Mr. Fuhrman has been a director of the Company since August 1993. He is a Class III director whose term expires in 1997. Mr. Fuhrman has been a Director and a Senior Vice President of Arnhold and S. Bleichroeder, Inc. since March 1995 and January 1993, respectively, and a vice president of such firm for more than five years prior thereto. Mr. Fuhrman is a director of Medical Resources, Inc.

NEIL H. KOFFLER. Mr. Koffler has been a director of the Company since August 1993 and Assistant Secretary since September 1993. He is a Class III director whose term expires in 1997. For more than the past five years, Mr. Koffler has
been employed by Siegler Collery.   Mr. Koffler is a director of Medical
Resources, Inc.

KENNETH W. ASHLEY. Mr. Ashley has been Chief Financial Officer and Treasurer of the Company since August 1993. Mr. Ashley has served as NRV's Chief Financial Officer since 1989 and served as its Controller from 1987 to 1989. Mr. Ashley is a certified public accountant.

Other Key Employees

JACK L. COURTEMANCHE. Mr. Courtemanche is the President of CCI and has served in such capacity since 1990. From 1982 to 1989, Mr. Courtemanche served as Assistant to the President of the United States in the Reagan Administration. Prior to 1982, Mr. Courtemanche was owner and President of Crown Coach Corporation, a California manufacturer of school and transit buses and fire trucks.

LEWIS E. HOWARD. Mr. Howard is General Manager of the Company and has served as General Manager of NRV since 1976.

EDWARD READ. Mr. Read is the Vice President of Manufacturing of CCI and has served in such capacity since 1989.

J. RAUL GIMENEZ. Mr. Gimenez has been Director of Engineering for NRV since October 1996 and was employed by Fleetwood Enterprises for four years prior thereto.

MICHAEL K. WOODS. Mr. Woods is National Sales Director of the Company and has served as National Sales Director of NRV since 1990. From 1987 to 1990, Mr. Woods served as a sales executive of NRV.

The Board of Directors has designated a Stock Option Committee, consisting of Stephen M. Davis and Gary L. Fuhrman, which makes all decisions with respect to the grant of stock options and administration of the Company's 1993 Stock Option Plan, 1995 Stock Option Plan, and 1996 Stock Option Plan. See "Executive Compensation -- Stock Option Plans." The Board of Directors has also established an Audit Committee, consisting of Messrs. Davis, Fuhrman and Koffler, and a Compensation Committee, consisting of Messrs. Davis and Fuhrman.

The Audit Committee reviews the performance of the independent accountants as auditors for the Company, discusses and reviews the scope and the fees of the prospective annual audit and reviews the results with the auditors. The Compensation Committee reviews and makes recommendations to the Board regarding salaries, compensation and benefits of executive officers and key employees of the Company.

Pursuant to the Company's Bylaws, the Company's Board of Directors is divided into three classes of Directors serving three-year terms. One class of directors is elected by stockholders at each annual meeting to serve until the third annual meeting following such annual meeting or until their successors are elected and qualified. In the case of a vacancy, a director will be appointed by a majority of the remaining directors then in office to serve the remainder of the term left vacant. Directors do not receive any fees for attending Board meetings. Directors are entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board meetings.

Pursuant to the Company's Bylaws, officers of the Company hold office until the first meeting of directors following the next annual meeting of stockholders and until their successors are chosen and qualified.

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the twelve months ended December 31, 1996, all filing requirements applicable to its officers and directors were complied with by such individuals.


Item 11.	Executive Compensation

Compensation of Executive Officers

The following table sets forth all compensation awarded to, earned by or paid to each of the Company's executive officers for the Company's fiscal years as specified below:

                                               Annual Compensation
                                               -------------------
                                                                  Other Annual
Name and                                                             Compen-
Principal Position      Year                    Salary    Bonus     sation (1)
----------------------  --------------------  ---------- ---------- ----------
Wayne M. Mertes         Twelve months ended
      President and       December 31, 1996    $223,073   $200,000       -
      Chief Executive   Seven months ended
        Officer           December 31, 1995     128,333     87,500       -
                        Twelve months ended
                          May 31, 1995          220,000    150,000       -

Kenneth W. Ashley       Twelve months ended
      Chief Financial     December 31, 1996    $ 89,362   $ 61,816       -
       Officer          Seven months ended
                          December 31, 1995      43,888     41,805       -
                        Twelve months ended
                          May 31, 1995           73,249     53,924       -

(1) The aggregate amount of all perquisites and other personal benefits paid to each named executive is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for either such executive.

Compensation Committee Interlock and Insider Participation

Compensation decisions during the year ended December 31, 1996 were made by the Company's Board of Directors, which included Wayne M. Mertes, President of the Company. Mr. Mertes did not participate in Board deliberations or voting concerning his compensation, which has been established by his employment agreement. The Board of Directors acted upon the recommendations of the Compensation Committee which was established in May 1994 in order to review and make recommendations to the Board regarding remuneration arrangements for executive officers and key employees of the Company. Messers. Davis and Fuhrman, non-employee directors of the Company, serve on the Compensation Committee. Mr. Davis, also Secretary of the Company, is a member of Werbel & Carnelutti, A Professional Corporation, which renders legal services to the Company.

Employment Agreements

The Company is a party to an employment agreement with Mr. Mertes (the "Employment Agreement") which expires on October 31, 1998. Pursuant to the Employment Agreement, Mr. Mertes acts as President and Chief Executive Officer of the Company, for which he currently receives an annual salary of $220,000 and is prohibited from competing with the Company for a period of 18 months following the term of the agreement. Mr. Mertes is entitled to receive a bonus equal to 20% of the Company's annual "Defined Income" (defined as the Company's net income, after eliminating all extraordinary or non-recurring items of income and expense, before deduction of taxes and interest) in excess of $5,392,000, with a maximum annual bonus limit of $200,000.

In November 1996, CCI entered into three year employment agreements with Robert
L. Lee, CCI Chairman and CEO, and Jack L. Courtemanche, CCI President, for which they receive an annual salary of $200,000 and $175,000, respectively, and bonus potential, based on CCI operating profits, of $75,000 and $50,000, respectively.

Stock Option Plans

1993 Stock Option Plan
----------------------
In August 1993, the Company adopted and approved the 1993 Stock Option Plan (the "Plan"). The Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The Plan provides for the award of options to purchase up to 300,000 shares of Common Stock, of which 234,703 were subject to outstanding options as of December 31, 1996. The Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of the Plan, full authority to select Company individuals eligible to participate in the Plan, including officers, directors (whether or not employees) and consultants (the "Plan Participants"). The Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the Plan will have such vesting schedules and expiration dates as the Stock Option

Committee shall establish in connection with each Plan Participant, which terms shall be reflected in an option agreement executed in connection with the granting of the option. For the twelve months ended December 31, 1996, no options were granted under the Plan.

1993 Option Plan
----------------
In November 1993, the Company adopted and approved the 1993 Option Plan (the "Option Plan"). The Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The Option Plan provides for the award of options to purchase up to 232,500 shares of the Company's Common Stock, of which 228,150 were subject to outstanding options as of December 31, 1996. The Option Plan is administered by the Company's Board of Directors, which has, subject to the provisions of the Option Plan, full authority to select Company individuals eligible to participate in the Option Plan, including officers, directors (whether or not employees) and consultants (the "Option Plan Participants"). The Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-qualified stock options. Options granted pursuant to the Option Plan have such vesting schedules and expiration dates as the Board of Directors established in connection with each Option Plan Participant, which terms are reflected in an option agreement executed in connection with the granting of the option. For the twelve months ended December 31, 1996, no options were granted under the Option Plan.

1995 Stock Option Plan
----------------------
In September 1995, the Company adopted and approved the 1995 Stock Option Plan (the "1995 Option Plan"). The plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1995 Option Plan provides for the award of options to purchase up to 150,000 shares of Common Stock, of which 138,000 shares were awarded in September 1995 and were subject to outstanding options as of December 31, 1996. The 1995 Option Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of such Plan, full authority to select Company individuals eligible to participate in such Plan, including officers, directors (whether or not employees) and consultants. The 1995 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1995 Option Plan will have such venting schedules and expiration dates as the Stock Option Committee shall establish in connection with each participant in the 1995 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option.

1996 Stock Option Plan
----------------------
In October 1996, the Company adopted and approved the 1996 Stock Option Plan (the "1996 Stock Option Plan"). The plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants.
The 1996 Stock Plan provides for the award of options to purchase up to 450,000 shares of Common Stock, of which 222,000 shares were awarded in October 1996 and 200,000 shares in November 1996 and were subject to outstanding options as of December 31, 1996. The 1996 Stock Option Plan is administered by the Stock Option Committee of the Board of Directors. The Stock Option Committee has, subject to the provisions of such Plan, full authority to select Company individuals eligible to participate in such Plan, including officers, directors (whether or not employees) and consultants. The 1996 Stock Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986) and non-incentive stock options. Options granted pursuant to the 1996 Stock Option Plan will have such venting schedules and expiration dates as the Stock Option Committee shall establish in connection with each participant in the 1996 Stock Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option.

Other Grants of Stock Options

In May 1996, options were granted to a key employee of the Company with respect to 15,000 shares at an exercise price of $13.67 per share. Options granted to the key employee vest in three equal annual installments and expire five years from the date of grant.

In October 1996, the Company granted to two directors of the Company outside of the 1996 Stock Option Plan options to purchase 5,000 shares each at $14.00 per share.

Options Granted During the Twelve Months Ended December 31, 1996

The following table sets forth certain information concerning options granted during the twelve months ended December 31, 1996 to the executive officers named in the summary compensation table above.

                                                     Potential realizable value
                                                      at assumed annual rates
                                                    of stock price appreciation
                            Individual Grants           for option term (1)
                          ---------------------     ---------------------------
                                        Exercise  Expir-
                        Options         or base   ration
                        Granted   (2)    price     Date      5%($)     10%($)
                        -------  -----  -------  --------  --------  ----------
Wayne M. Mertes          50,000  11.2%  $ 14.00  10/02/06  $440,230  $1,115,590
Kenneth Ashley           10,000   2.3     14.00  10/02/01    38.682      85,470
                         15,000   3.4     13.67  05/10/01    56,655     125,183

(1) The 5% and 10% assumed annual rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not reflect estimates or projections of future Common Stock prices. There can be no assurance that the amounts reflected in this table will be achieved.

(2) Percent of total options/SARs granted to employees in fiscal year.

Option Values

The following table sets forth, as of December 31, 1996, the number of options and the value of unexercised options held by the executive officers of the Company named in the summary compensation table above.

                                  Number of unexercised  Value of unexercised
                                   options at December   in-the-money options
                                      31, 1996 (1)      at December 31, 1996(1)
                                   -------------------- -----------------------
                 Shares
               Acquired in  Value               Unexer-               Unexer-
Name             Exercise  Realized Exercisable cisable Exercisable   cisable
                    (#)       ($)
---------------   -------  --------  ---------  ------  ----------   ----------
Wayne M. Mertes     ___      ___      222,500    ____   $1,661,548       ___
Kenneth W. Ashley   ___      ___       26,500   40,875  $  244,038   $ 159,202

(1) On December 31, 1996, the last reported sales price for the Common Stock on the Nasdaq National Market was $14.625.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table set forth as of March 27, 1997 the number and percentage of shares of Common Stock held by (i) each of the executive officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company's outstanding Common Stock and (iii) all of the Company's present executive officers and directors as a group:

Name and Address                         Common Stock             Percentage of
of Beneficial Owner                        Owned(1)                Outstanding
--------------------------              ---------------            ------------
Gary N. Siegler (2)(3)
c/o Siegler, Collery & Co.
712 Fifth Avenue
New York, NY 10019                         1,783,606                   27.2%

Wayne M. Mertes (4)
c/o National R.V., Inc.
3411 N. Perris Blvd.
Perris, CA 92571                             526,407                    8.1%

Robert L. Lee (5)
c/o National R.V., Inc.
3411 N. Perris Blvd.
Perris, CA 92571                             407,441                    6.5%

Stephen M. Davis (6)
c/o Werbel  & Carnelutti
711 Fifth Avenue
New York, NY 10022                            24,500                     *

Name and Address                         Common Stock             Percentage of
of Beneficial Owner                        Owned(1)                Outstanding
--------------------------              ---------------            ------------
Neil H. Koffler (7)
c/o Siegler, Collery & Co.
712 Fifth Avenue
New York, NY 10019                            60,028                     *

Gary L. Fuhrman (8)
c/o Arnhold and S. Bleich., Inc.
45 Broadway
New York, NY 10006                           279,566                    4.4%

Kenneth W. Ashley (9)
c/o National R.V., Inc.
3411 N. Perris Blvd.
Perris, CA 92571                              33,022                     *

Peter M. Collery (2)(10)
c/o Siegler, Collery & Co.
712 Fifth Avenue
New York, NY 10019                         1,376,838                   21.7%

The SC Fundamental Value Fund, L.P. (2)
c/o Siegler, Collery & Co.
712 Fifth Avenue
New York, NY 10019                           598,893                    9.6%

The SC Fundamental Value   BVI, Ltd. (2)
c/o Siegler, Collery & Co.
712 Fifth Avenue
New York, NY 10019                           313,750                    5.0%

All officers and directors
As a group (7 in number)
(2)(3)(4)(5)(6)(7)(8)(9)                   3,114,570                   44.2%

*   Less than one percent.
(1) Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them.
(2) Messrs. Siegler and Collery, due to their joint ownership of Siegler Collery and other affiliates which control each of The SC Fundamental Value Fund, L.P. and SC Fundamental Value BVI, Ltd. (each listed in the table) and certain other entities which beneficially own an aggregate of 383,695 shares of Common Stock, are each deemed to beneficially own all of the shares of Common Stock owned of record by all such entities.
(3) Includes 313,750 shares underlying outstanding options.
(4) Includes 222,500 shares underlying outstanding options.
(5) Includes 50,000 shares underlying outstanding options.
(6) Includes 20,750 shares underlying outstanding options.
(7) Includes 56,250 shares underlying outstanding options.
(8) Includes 114,500 shares underlying outstanding options.
(9) Includes 21,500 shares underlying outstanding options exercisable within 60 days.
(10)Includes 82,500 shares underlying outstanding options.

Item 13. Certain Relationships and Related Party Transactions.

NRV has management consulting agreements with affiliates of the principal shareholders of the Company for services rendered. Fees paid under the agreements totaled $330,000 for the year ended December 31, 1996, $75,000 for the seven months ended December 31, 1995, and $150,000 in each of the 1995, and 1994 fiscal years. The agreements call for $280,000 annually to be paid through 1998, and then $130,000 annually through 2001. During 1996, $385,000 was paid to an affiliate of the principal shareholders for financial advisory services rendered in connection with the acquisition of CCI.

In connection with the CCI Acquisition, the Company issued 357,441 shares of Common Stock to Mr. Robert B. Lee, a director of the company and the Chief Executive Officer of the CCI, in exchange for his shares of common stock of CCI. Mr. Lee is also a partner in two joint ventures, which are parties to lease agreements with CCI. Pursuant to these agreements, CCI leases from the joint ventures two parcels of property constituting CCI's entire manufacturing facilities. The aggregate monthly rental payments made by CCI under such leases are $118,389.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) List of Documents filed as part of this Report

       1. Financial Statements:
            Report of Independent Accountants
            Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Operations for the twelve months ended
              December 31, 1996, seven months ended December 31, 1995, and the fiscal years ended May 31, 1995 and 1994
            Consolidated Statements of Cash Flows for the twelve months ended
              December 31, 1996, seven months ended December 31, 1995, and the fiscal years ended May 31, 1995 and 1994
            Consolidated Statements of Stockholders' Equity for the twelve months ended December 31, 1996 and seven months ended December 31, 1995
            Notes to Consolidated Financial Statements

       2. Financial Statement Schedules
            Schedule VIII - Valuation and Qualifying Accounts
            Schedule IX - Short-Term Borrowings

       3. Exhibits

   (b) Reports on Form 8-K:

On November 6, 1996, the Company announced that pursuant to a Share Exchange Agreement, dated as of October 22, 1996, with CCI and the stockholders of CCI, all of the outstanding shares of common stock of CCI were exchanged for an aggregate of 543,806 shares of the Company's common stock.

Designation
 of Exhibit      Description of Exhibit
------------     ------------------------------------------------------
     3.1         The Company's Restated Certificate of Incorporation. (2)
     3.2         The Company's By-laws. (2)
     4.1         Specimen-Certificate of Common Stock. (1)
    10.1         Loan Agreement, dated as of December 1, 1985, between NRV
                   and The Industrial Development Authority of the County
                   of Riverside (the "Authority"). (1)
    10.2         Security Agreement, dated as of December 1, 1985, by and
                   among NRV, the Authority and Union Bank. (1)
    10.3         Pledge and Security Agreement, dated as of December 1,
                   1985, between NRV and Union Bank. (1)
    10.4         Employment Agreement, dated as of October 29, 1991,
                   between NRV and Wayne Mertes. (1)
    10.5         Amendment to Employment Agreement, dated as of July 1,
                   1993, between NRV and Wayne Mertes. (1)
    10.6         Letter Agreement, dated May 26, 1989, between NRV and
                   Siegler, Collery & Co. (1)
    10.7         Letter Agreement, dated July 1, 1993, between NRV and
                   Siegler, Collery & Co. (1)
    10.9         Agreement, dated October 4, 1988, between NRV and Ford
                   Motor Company. (1)
    10.10        Pool Company Wholesale Finance Plan Application for Wholesale
                   Financing and Security Agreement, dated June 26, 1990,
                   between NRV and Ford Motor Credit Company("Ford Credit").(1)
    10.11        Continuing Guaranty of the Company for the benefit of Ford
                   Credit. (1)
    10.12        Inventory Loan and Security Agreement, dated October 14, 1988, between NRV and General Motors Acceptance Corporation
                   ("GMAC"). (1)
    10.13        Amendment to Inventory Loan and Security Agreement, effective as of November 19, 1991, between NRV and GMAC. (1)
    10.14        Agreement, effective September 27, 1991, between NRV and
                   Chevrolet Motor Division, General Motors Corporation. (1)
    10.15        Agreement for Wholesale Financing, dated as of July 8, 1993, between NRV and ITT Commercial Finance Corp. (1)
    10.16        National R.V. Holdings, Inc. 1993 Stock Option Plan. (1)
    10.17        Stock Purchase Agreement, dated as of October 29, 1991, by and among the Company, Wayne Mertes and Michael Butler. (1)
    10.18        Agreement, dated as of October 11, 1991, by and among the
                   Company, Siegler, Collery & Co., Wayne Mertes and Michael
                   Butler. (1)
    10.20        Assignment Agreement, dated as of September 29, 1993, between
                   National R.V. Holdings, Inc. and National R.V., Inc. (2)
    10.21        National R.V. Holdings, Inc. 1993 Option Plan. (2)
    10.22        Second Amendment to Employment Agreement, dated May 23, 1993, between the Company and Wayne Mertes. (3)
    10.23        Agreement, dated January 18, 1994, between the Company and
                   Ladenburg, Thalmann & Co. Inc. (including the form of
                   warrant). (3)
    10.24        First Amendment to Loan Agreement between Industrial
                   Development Authority of the County of Riverside and the
                   Operating Company dated February 1, 1995. (4)

Designation
 of Exhibit      Description of Exhibit
------------     ------------------------------------------------------
    10.25        First Amendment to Letter of Credit and Reimbursement
                   Agreement between the Operating Company and Union Bank dated as of December 1, 1993. (4)
    10.26        Loan Agreement and First Amendment dated as of October 28,
                   1994 between the Operating Company and Union Bank. (4)
    10.27        Security Agreement dated October 17, 1994, between the
                   Operating Company and Union Bank. (4)
    10.19        Security Agreement dated October 17, 1994, between National
                   R.V. Holdings, Inc. and Union Bank. (4)
    10.20        Ford Authorized Converter Pool Agreement dated June 12, 1990, between the Operating Company and Ford Motor Company. (4)
    10.21        First Amendment to Ford Authorized Converter Pool Agreement
                   between the Operating Company and Ford Motor Company
                   effective July 1, 1990. (4)
    10.22        Second Amendment to Ford Authorized Converter Pool Agreement
                   between the Operating Company and Ford Motor Company dated
                   June 30, 1994. (4)
    10.32        Motor Home Manufacturers Incentive Agreement dated June 30,
                   1994, between the Operating Company and Chevrolet Motor
                   Division, General Motors Corporation. (4)
    10.33        Addendum to Agreement for Wholesale Financing between the
                   Operating Company and ITT Commercial Finance Corp. dated
                   July 8, 1993. (4)
    10.34        Loan Agreement, dated as of December 1, 1995, between NRV
                   and California Economic Development Financing Authority. (5)
    10.35        Reimbursement Agreement, dated as of December 1, 1995, between
                   NRV and Union Bank. (5)
    10.36        Remarketing agreement, dated as of December 1, 1995, between
                   NRV and Rauscher Pierce Refsnes, Inc. (5)
    10.37        Tax Regulator Agreement, dated as of December 1, 1995, between
                   NRV, the California Economic Development Financing
                   Authority, and First Trust of California. (5)
    10.38        Pledge and Security Agreement, dated as of December 1, 1995, between NRV and Union Bank. (5)
    10.39        Security Agreement, dated as of December 1, 1995, between NRV and Union Bank. (5)
    10.40        Second Construction Deed of Trust, Assignment of Rents,
                   Security Agreement and Fixture Filing, dated as of December
                   1, 1995, between NRV and Chicago Title Insurance Company.(5)
    10.41        Second Amendment to Ford Authorized Converter Pool Agreement,
                   effective August 14, 1995 between the NRV and Ford Motor
                   Company. (5)
    10.42        1995 Stock Option Plan. (5)
    10.43        Payment terms with Freightliner Custom Chassis Corporation.(5)
    10.44        Amendment to Wayne Mertes Employment Agreement.
    10.45        Rights Plan Agreement with Continental Stock Transfer & Trust
                   Company. (6)
    10.46        Robert L. Lee Employment Agreement.
    10.47        1996 Stock Option Plan.
    21.1         List of Subsidiaries. (1)
    99           Forward Looking Statements - Incorporated by reference from
                   Form 10-Q for the Quarter ended September 30, 1996.
____________________________

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on June 7, 1994 (File No. 33-79900).
(4) Previously filed as an exhibit to the Company's Form 10-K for the year ended May 31, 1995 filed on August 28, 1995.
(5) Previously file as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(6) Incorporated by reference from Form 8-A declared effective on August 26, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NATIONAL R.V. HOLDINGS, INC.

Dated: March 27, 1997                             By  /s/ Wayne M. Mertes
                                                  ----------------------------
                                                        Wayne M. Mertes,
                                                          President and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity in Which Signed             Date
----------------                 ------------------------------  --------------
/s/ Gary N. Siegler              Chairman of the Board           March 27, 1997
----------------------
  Gary N. Siegler

/s/ Wayne M. Mertes              Chief Executive Officer         March 27, 1997
----------------------             and Director (Principal -
  Wayne M. Mertes                  Executive Officer)

/s/ Robert L. Lee                Director                        March 27, 1997
----------------------
   Robert L. Lee

/s/ Kenneth W. Ashley            Chief Financial Officer         March 27, 1997
----------------------             (Principal Accounting and
  Kenneth W. Ashley                 Financial Officer)

/s/ Stephen M. Davis             Director and Secretary          March 27, 1997
----------------------
   Stephen M. Davis

/s/ Gary L. Fuhrman              Director                        March 27, 1997
----------------------
   Gary L. Fuhrman

/s/ Neil H. Koffler              Director and Assistant          March 27, 1997
----------------------             Secretary
   Neil H. Koffler


                            575 Anton Boulevard        Telephone 714 435 8600
                            Suite 1100                 Facsimile 714 557 7022
                            P.O. Box 5041
                            Costa Mesa, CA  92628-5041



         Price Waterhouse LLP


                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


February 13, 1997

To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the seven months ended December 31, 1995 and each of the two years in the period ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

                        NATIONAL R.V. HOLDINGS, INC.
                         CONSOLIDATED BALANCE SHEET

                                                       December 31,
                                                     1996             1995
                                                -------------     ------------
                  ASSETS
                  ------
Current assets:
  Cash and cash equivalents                      $    819,000     $     73,000
  Receivables, less allowance for doubtful
    accounts($177,000 and $40,000, respectively)    5,522,000        6,683,000
  Inventories                                      34,015,000       14,347,000
  Deferred income taxes                             1,384,000          483,000
  Prepaid expenses                                  1,232,000          393,000
                                                 ------------     ------------
    Total current assets                           42,972,000       21,979,000

Goodwill - net                                      8,191,000                -
Restricted funds                                    1,210,000        4,847,000
Property, plant and equipment, net                 15,542,000        7,482,000
Other                                                 135,000                -
                                                 ------------     ------------
                                                 $ 68,050,000     $ 34,308,000
                                                 ============     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
Current liabilities:
  Line of credit                                 $  1,400,000     $  1,900,000
  Current portion of long-term debt                   545,000          146,000
  Accounts payable                                  7,736,000        3,405,000
  Accrued expenses                                  3,738,000        1,448,000
                                                 ------------     ------------
    Total current liabilities                      13,419,000        6,899,000

Deferred income taxes                               1,827,000        1,750,000
Long-term debt                                      7,272,000        7,034,000
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
    authorized 4,000 issued and outstanding                 -                -
  Common Stock, $.01 par value, 10,000,000
    shares authorized                                  62,000           56,000
  Additional paid-in capital                       34,344,000       21,043,000
  Retained earnings                                11,126,000        4,521,000
  Less - cost of treasury stock                             -      ( 6,995,000)
                                                 ------------     ------------
    Total stockholders' equity                     45,532,000       18,625,000
                                                 ------------     ------------
                                                 $ 68,050,000     $ 34,308,000
                                                 ============     ============

                See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per-share data)

                                                  Seven
                                       Year      Months
                                      Ended       Ended        Year Ended
                                         December 31,            May 31,
                                       1996       1995       1995       1994
                                    ---------   --------   --------   --------
Net sales                           $ 137,101   $ 53,062   $ 81,379   $ 71,749
Cost of goods sold                    118,643     46,864     70,459     62,115
                                    ---------   --------   --------   --------
  Gross profit                         18,458      6,198     10,920      9,634
Selling expenses                        4,209      1,586      2,399      2,019
General and administrative expenses     2,899      1,233      2,243      1,706
Amortization of intangibles                80          -          -        278
                                    ---------   --------   --------   --------
  Total operating expenses              7,188      2,819      4,642      4,003
                                    ---------   --------   --------   --------
  Operating income                     11,270      3,379      6,278      5,631
Other expenses (income):
  Investment income                  (    246)  (    248)  (    669)  (    482)
  Interest expense                        357        233        661        763
  Other financing related costs           149        136        132        233
  Gain on early extinguishment of debt      -          -          -   (    226)
  Gain on sales of land and equipment       -          -   (     23)  (      1)
                                    ---------   --------   --------   --------
    Total other expenses                  260        121        101        287
                                    ---------   --------   --------   --------
  Income before income taxes and
    extraordinary item                 11,010      3,258      6,177      5,344
Provision for income taxes              4,405      1,324      2,443      2,212
                                    ---------   --------   --------   --------
  Income before extraordinary items     6,605      1,934      3,734      3,132
Extraordinary loss on investment in
  marketable equity securities,
  no tax effect                             -          -   (    958)         -
Extraordinary gain on early exting-
  uishment of debt, net of
  income taxes of $234,000                  -        342          -          -
                                    ---------   --------   --------   --------
  Net income                        $   6,605   $  2,276   $  2,776   $  3,132
                                    =========   ========   ========   ========
Earnings per common share and common equivalent share:
   Income before extraordinary item $    1.26   $   0.40   $   0.75   $   0.77
   Extraordinary item                       -       0.07    (  0.19)         -
                                    ---------   --------   --------   --------
    Net income                      $    1.26   $   0.47   $   0.56   $   0.77

Earnings per common share - Assuming full dilution
   Income before extraordinary item $    1.24   $   0.40   $   0.74   $   0.73
   Extraordinary item                       -       0.07    (  0.19)         -
                                    ---------   --------   --------   --------
    Net income                      $    1.24   $   0.47   $   0.55   $   0.73

Weighted average number of shares (in thousands):
  Primary                               5,260      4,812      4,984      4,052
  Fully diluted                         5,333      4,867      5,041      4,282

                 See Notes to Consolidated Financial Statements

                       NATIONAL R.V. HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                                      Seven
                                              Year   Months
                                             Ended    Ended      Year Ended
                                               December 31,        May 31,
                                              1996     1995     1995     1994
                                            -------  -------  -------  -------
Cash flows from operating activities:
  Net income                                $ 6,605  $ 2,276  $ 2,776  $ 3,132
  Adjustments to reconcile net income to
  net cash provided by operating activities,
  net of effect of acquisition:
   Depreciation                                 516      283      382      437
   Amortization of intangibles                   80        -        -      278
   Amortization of deferred financial income      -   (   62)  (  247)  (  247)
   Loss on investment in marketable
     equity securities                            -        -      958        -
   Gain on early extinguishment of debt           -   (  576)       -   (  226)
   Decrease (increase) in receivables         2,567   (2,148)  (   39)  (1,053)
   (Increase) decrease in inventories        (6,249)     688   (2,909)     825
   (Increase) decrease in prepaid expenses   (  251)     128   (  175)      25
   (Decrease) increase in accounts payable   (1,421)     631   (3,669)   1,107
   Increase (decrease) in accrued expenses       13   (  116)  (  116)     149
   (Decrease) increase in deferred income
     taxes                                   (  350)     305      373      502
                                            -------  -------  -------  -------
  Net cash provided (used) by
    operating activities                      1,510    1,409   (2,666)   4,929
Cash flows from investing activities:
  Proceeds from (investment in)
   marketable equity securities                   -      134   (  382)  (  710)
  Payment for CCI acquisition costs          (  437)       -        -        -
  Capital expenditures                       (5,141)  (  727)  (1,721)  (  480)
                                            -------  -------  -------  -------
    Net cash used by investing activities    (5,578)  (  593)  (2,103)  (1,190)
Cash flows from financing activities:
  (Decrease) increase in line of credit      (9,965)     900    1,000   (2,446)
  Net proceeds from restricted funds          3,637    8,653        -        -
  Proceeds from revenue bonds                     -    5,000        -        -
  Repayments of notes to previous owners          -   13,500        -        -
  Principal payments on long-term debt       (  160)  (   64)  (   77)  (  120)
  Proceeds from issuance of common stock     12,255      811       15   14,000
  Purchase of treasury stock                 (  953)  (2,851)  (4,144)       -
  Decrease in unsecured subordinated notes        -        -   (   11)  (7,088)
                                            -------  -------  -------  -------
    Net cash provided (used) by
      financing activities                    4,814   (1,051)  (3,217)   4,346
                                            -------  -------  -------  -------
Net increase (decrease) in cash                 746   (  235)  (7,986)   8,085
Cash, beginning of year                          73      308    8,294      209
                                            -------  -------  -------  -------
Cash, end of year                           $   819  $    73  $   308  $ 8,294
                                            =======  =======  =======  =======

                 See Notes to Consolidated Financial Statements

                         NATIONAL R.V. HOLDINGS, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (In thousands)

                 Pre-  Common Stock          Retained Treasury Stock
               ferred  ------------- Paid-In Earnings ---------------
                Stock  Shares Amount Capital(Deficit) Shares  Amount    Total
                  ---  -----  ----  -------  -------  ------  -------  -------
Balance, May 31,
 1995             $ -  5,449  $ 55  $20,233  $ 2,245  (  672) $(4,144) $18,389
 Common stock
  issued under
  option plan              1     -        4        -                         4
 Common stock
  issued upon
  exercise of
  warrants               105     1      806        -                       807
 Purchase of
  treasury stock                                      (  411)  (2,851)  (2,851)
 Net income                                    2,276                     2,276
                  ---  -----  ----  -------  -------  ------  -------  -------
Balance, December
 31, 1995         $ -  5,555  $ 56  $21,043  $ 4,521  (1,083) $(6,995) $18,625
 Common stock
  issued under
  option plan             21     -       83                                 83
 Common stock
  issued upon
  exercise of
  warrants               353     3    1,282                              1,285 Purchase of
  treasury stock                                      (   95)  (  953)  (  953)
Acquisition
  of CCI                              5,643              544    3,357    9,000
 Private place-
  ment of stock          265     3    6,293              634    4,591   10,887
 Net income                                    6,605                     6,605
                  ---  -----  ----  -------  -------  ------  -------  -------
Balance, December
 31, 1996         $ -  6,194  $ 62  $34,344  $11,126       -  $     -  $45,532
                  ===  =====  ====  =======  =======  ======  =======  =======













                See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

National R.V. Holdings, Inc. (the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Dolphin, Sea Breeze, and Tropi-Cal brand names and by CCI under brand names including Concept, Affinity, Magna, Intrigue, and Allure.

In 1995, the Company changed its year end from May 31 to December 31. Results of operations for the seven month period ended December 31, 1995 are not necessarily indicative of operating results expected for a full year.

The preparation of financial statements in accordance with generally acceptable accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. Management believes that the estimates included in the financial statements are reasonable based on the facts and circumstances known to them at the time of preparation.

CONSOLIDATION
The consolidated financial statements of the Company include the accounts of National R.V Holdings, Inc., NRV, and CCI. All significant intercompany transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include deposits in banks and short-term investments with original maturities of three months or less.

INVENTORIES
Inventories are stated at the lower of cost or market, with cost generally determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 31 to 39 years for buildings and 5 to 7 years for machinery and equipment.

AMORTIZATION OF INTANGIBLE ASSETS
Goodwill related to the acquisition of CCI is being amortized on the straight-line basis over a twenty-year period.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are charged to operations as incurred and are included in cost of goods sold. Research and development expenses were $1,077,000 for the year ended December 31, 1996, $423,000 for the seven months ended December 31, 1995, and $780,000, and $441,000 for the fiscal years ended May 31, 1995, and 1994, respectively.

                         NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies (Continued)

INCOME TAXES
The Company provides for income taxes using an asset and liability approach. Under this method deferred tax assets and liabilities are computed using statutory rates for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

INCOME PER SHARE
Net income per share is based on the weighted average number of Common Stock and equivalent shares outstanding during the year, including Common Stock equivalents resulting from dilutive stock options. Fully diluted computations, where appropriate, assume full conversion of the convertible notes into Common Stock shares and the elimination of the related interest requirements, net of taxes.

STOCK SPLIT
In April 1996 the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's Common Stock, payable May 16, 1996. The amount of $19,000 was transferred retroactively from the additional paid-in capital account to the common stock account to record this distribution. All share and per share data, as appropriate, reflect this split.


2. Acquisition

On November 6, 1996, the Company acquired all shares of Capital Stock of CCI through the issuance of 543,806 shares of Common Stock valued at $9.0 million. Net assets acquired included the assumption of $10.1 million of debt. The acquisition of CCI was accounted for as a purchase and the results of operations of CCI have been included since the acquisition date. The purchase price exceeded the fair value of net assets acquired by $8,191,000, recorded as goodwill and is being amortized over 20 years.

The following unaudited pro forma information has been prepared assuming CCI had been acquired as of January 1, 1995. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of future results.

  Pro Forma Information (Unaudited)              12 Months ended December 31,
                                                 -----------------------------
                                                      1996            1995
                                                 -------------   -------------
  Sales                                          $ 188,958,000   $ 157,230,000
  Net income                                     $   7,834,000   $   3,899,000
  Earnings per common share:
    Primary                                      $        1.37   $        0.72
    Fully diluted                                $        1.35   $        0.72

                         NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Inventories

Inventories consisted of the following:

                                                           December 31,
                                                        1996           1995
                                                   ------------   ------------
  Finished goods                                   $  8,116,000   $  5,289,000
  Work-in-process                                    11,000,000      3,211,000
  Raw materials                                       7,987,000      5,125,000
  Chassis                                             6,912,000        722,000
                                                   ------------   ------------
                                                   $ 34,015,000   $ 14,347,000
                                                   ============   ============


4.  Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                           December 31,
                                                        1996           1995
                                                   ------------   ------------
  Land                                             $  2,387,000   $  2,387,000
  Construction in progress                            4,955,000        664,000
  Buildings                                           5,853,000      3,813,000
  Equipment                                           4,852,000      2,226,000
  Office, furniture, fixtures and equipment           2,074,000        736,000
                                                   ------------   ------------
    Property,  plant and equipment, gross            20,121,000      9,826,000
  Less accumulated depreciation                     ( 4,579,000)   ( 2,344,000)
                                                   ------------   ------------
    Property, plant and equipment, net             $ 15,542,000   $  7,482,000
                                                   ============   ============


5.  Accrued Expenses

Accrued expenses consists of the following:

                                                           December 31,
                                                        1996           1995
                                                   ------------   ------------
  Workers' compensation self-insurance reserve     $    347,000   $    317,000
  Motorhome warranty reserve                          1,840,000        445,000
  Payroll and other related expenses                  1,551,000        686,000
                                                   ------------   ------------
                                                   $  3,738,000   $  1,448,000
                                                   ============   ============

                         NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  Debt and Credit Agreements

Debt consists of the following:

                                                           December 31,
                                                        1996           1995
                                                   ------------   ------------
  Revolving credit agreements
    8.25% at December 31, 1996, expires 1998       $  1,400,000   $  1,900,000
  Industrial revenue bonds
    4.95% due 1997-2003                               2,034,000      2,180,000
    4.40% at December 31, 1996,
      variable, due 1997-2020                         5,000,000      5,000,000
  Other borrowings                                      783,000              -
                                                   ------------   ------------
                                                      9,217,000      9,080,000
  Less payments due within one year                   1,945,000      2,046,000
                                                   ------------   ------------
                                                   $  7,272,000   $  7,034,000
                                                   ============   ============


The Company has $19.6 million of short-term unused committed credit lines available with U.S. Banks at the prime interest rate. The Company's borrowing agreements impose certain financial restrictions on the Company. The Company was in compliance with these restrictions at December 31, 1996. The agreements expire in 1998 and contain a security interest in equipment, receivables and inventory.

The Company's buildings and property are pledged as collateral for the industrial revenue bonds. Substantially all of the proceeds from the $5.0 million bond have been restricted for the construction of a new manufacturing facility.

Debt maturities over the next five years are $1,945,000 in 1997, $553,000 in 1998, $561,000 in 1999, $570,000 in 2000, and $580,000 in 2001.

                         NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes

The components of the provision for income tax were as follows:

                               December 31,                   May 31,
                        -------------------------    -------------------------
                            1996          1995           1995          1994
                        -----------   -----------    -----------   -----------
  Currently Payable:
   Federal              $ 3,686,000   $   886,000    $ 1,829,000   $ 1,313,000
   State                  1,048,000       372,000        519,000       310,000
                        -----------   -----------    -----------   -----------
                          4,734,000     1,258,000      2,348,000     1,623,000
  Deferred:
   Federal               (  305,000)       63,000         63,000       435,000
   State                 (   24,000)        3,000         32,000       154,000
                        -----------   -----------    -----------   -----------
                         (  329,000)       66,000         95,000       589,000
                        -----------   -----------    -----------   -----------
  Total provision for
    income taxes        $ 4,405,000   $ 1,324,000    $ 2,443,000   $ 2,212,000
                        ===========   ===========    ===========   ===========

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which give rise to deferred income tax assets and liabilities at December 31, 1996 and 1995 were as follows:

                                                           December 31,
                                                        1996           1995
                                                   ------------   ------------
  Accrued expenses                                 $  1,138,000   $    417,000
  State income taxes                                    246,000         66,000
                                                   ------------   ------------
    Deferred income tax assets                     $  1,384,000   $    483,000

  Basis difference in fixed assets                 $    512,000   $    606,000
  Depreciation                                          763,000        532,000
  Interest on debt forgiven                             587,000        612,000
  Amortization of non-compete agreement             (    35,000)             -
                                                   ------------   ------------
    Deferred income tax liabilities                $  1,827,000   $  1,750,000
                                                   ============   ============

                         NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Income Taxes (Continued)

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                               December 31,                   May 31,
                        -------------------------    -------------------------
                            1996          1995           1995          1994
                        -----------   -----------    -----------   -----------
  Tax provision computed
    at statutory rate        34.0 %        34.0 %         34.0 %        34.0 %
  State taxes, net of
    federal benefit           6.1           6.2            5.9           6.0
  Amortization of intang-
    ibles not deductible
    for income tax
    purposes                  0.6                                        2.2
  Utilization of net
    operating loss
    carryforwards                                                       (3.7)
  Other                      (0.7)          0.5           (0.4)          2.9
                        -----------   -----------    -----------   -----------
                             40.0 %        40.7 %         39.5 %        41.4 %
                        ===========   ===========    ===========   ===========

Cash paid for income taxes was $4,971,000 for the year ended December 31, 1996, $1,285,000 for the seven months ended December 31, 1995, and $2,031,000 and $1,412,000 for the fiscal years ended May 31, 1995 and 1994, respectively.


8.  Recourse on Dealer Financing

As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $41,000,000 at December 31, 1996, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the coaches which the Company would be required to repurchase. Losses under these agreements have not been significant in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.


9.  Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, based in part on the advice of outside counsel, these matters will not have a material adverse effect on the Company's financial position or results of operations.

                          NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Commitments and Contingencies (Continued)

The Company has commitments under certain non-cancelable operating leases as follows:

    1997                                   $  1,440,000
    1998                                      1,483,000
    1999                                      1,528,000
    2000                                      1,573,000
    2001                                      1,620,000
                                           ------------
                                           $  7,644,000
                                           ============


10.  Stockholders' Equity

On August 20, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan. Pursuant to the Plan, the Company declared a dividend to be made to stockholders of record on September 4, 1996 of one Series B Participating Preferred Share Purchase right for each outstanding share of the Company's Common Stock. No rights will be distributed until a purchaser acquires, or announces its intent or attempts to acquire, at least 15 percent of the Company's Common Stock.

At December 31, 1996, there were 156,251 warrants outstanding to financial advisors and consultants at prices ranging from $9.33 to $16.09. Expiration dates range from April 4, 1997 to December 1, 2001.


11.  Stock Options

The Company has four fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors and one employee director vested immediately upon grant and expire ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant.

No compensation cost has been recognized for the stock option plans in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements during 1995 and 1996, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                          NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Stock Options (Continued)

                                                           December 31,
                                                        1996           1995
                                                   ------------   ------------
  Net income                        As reported    $  6,605,000   $  2,276,000
                                    Pro forma      $  4,672,000   $  1,938,000

  Primary earnings per share        As reported    $       1.26   $       0.47
                                    Pro forma      $       0.89   $       0.40

  Fully diluted earnings per share  As reported    $       1.24   $       0.47
                                    Pro forma      $       0.88   $       0.40

The fair value of each option granted is estimated on the date of grant using the Cox Rubinstein binomial option-pricing model with the following weighted-average assumptions used for grants: 1996 and 1995 dividend yield of 0.0%; expected volatility of 51.1% in 1996 and 52.9% in 1995; risk-free interest rate ranging from 5.875% to 6.5% in 1996 and 5.75% to 6.5% in 1995; and expected lives ranging from 5 to 10 years.

Information regarding these option plans and option agreements for 1996 and 1995 is as follows:

                                                        Weighted
                                                        Average
                                             1996       Exercise      1995
                                            Shares        Price      Shares
                                        -------------   --------  ------------
  Outstanding, beginning of year              805,625   $  5.330       647,776
  Exercised                                (   20,397)     4.061     (   1,402)
  Forfeited                                         -        -       (   5,749)
  Granted                                     447,000     14.718       165,000
                                        -------------   --------  ------------
  Outstanding, end of year                  1,232,228   $  8.757       805,625
                                        -------------   --------  ------------
  Option price range at end of year    $4.00 to 15.63            $4.00 to 6.92
  Option price range for exercised
    shares                              $4.00 to 5.00            $4.00 to 4.00
  Options available for grant at end
    of year                                    79,349                   61,349
                                        -------------             ------------
  Weighted-average fair value of
    options granted during year            $    6.359              $     2.812
                                        =============             ============

                          NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Stock Options (Continued)

The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                                           Average   Weighted
       Grant                       Options      Options   Exercise  Remaining
       Date          Authorized  Outstanding  Exercisable   Price	 Life(Years)
  -----------------  ----------  -----------  ----------- -------- -----------
  9/20/93              300,000     234,703      234,703     4.000      6.0
  12/3/93              232,500     228,150      228,150     6.920      6.5
  12/30/94             133,125     128,125      118,750     5.000      6.9
  9/28/95              150,000     138,000      125,500     5.625      7.5
  10/2/1996-11/06/96   450,000     432,000      175,000    14.760      6.9
  All others            71,250      71,250       46,250     6.767      5.5


12.  Related Party Transactions

NRV has management consulting agreements with affiliates of the principal shareholders of the Company for services rendered. Fees paid under the agreements totaled $330,000 for the year ended December 31, 1996, $75,000 for the seven months ended December 31, 1995, and $150,000 in each of the 1995, and 1994 fiscal years. The agreements call for $280,000 annually to be paid through 1998, and then $130,000 annually through 2001. During 1996, $385,000 was paid to an affiliate of the principal shareholders for financial advisory services rendered in connection with the acquisition of CCI.

The Company leases its CCI buildings from affiliates of one of its officers and major shareholders. Lease payments made in 1996, since the date of acquisition of CCI, totaled $237,000. The lease agreements call for future payments of $1,400,000 annually, adjusted 3% annually for inflation, through 2001.

                         NATIONAL R.V. HOLDINGS, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
          For the years ended December 31, 1996 and 1995 and May 31, 1995

                                             Additions
                                 Balance at  charged to             Balance at
                                 Beginning   costs and                end of
                                 of period   expenses   Deductions    Period
                                 ---------  ----------  ----------  ----------
Twelve months ended December 31, 1996
  Allowance for doubtful
    accounts                     $  40,000  $  206,520  $   69,520  $  177,000
  Workers' compensation self-
    insurance reserve              317,000     793,300     763,300     347,000
  Motorhome warranty reserve       445,000   2,062,084     667,084   1,840,000
                                 ---------  ----------  ----------  ----------
                                 $ 802,000  $3,061,904  $1,499,904  $2,364,000

Seven months ended December 31, 1995
  Allowance for doubtful
    Accounts                     $  40,000  $        -  $        -  $   40,000
  Workers' compensation self-
    insurance reserve              314,000     333,448     330,448     317,000
  Motorhome warranty reserve       342,000     763,629     660,629     445,000
                                 ---------  ----------  ----------  ----------
                                 $ 696,000  $1,097,077  $  991,077  $  802,000

Fiscal year ended May 31, 1995
  Allowance for doubtful
    Accounts                     $  40,000  $        -  $        -  $   40,000
  Workers' compensation self-
    insurance reserve              368,522     446,864     501,386     314,000
  Motorhome warranty reserve       255,000     840,760     753,760     342,000
                                 ---------  ----------  ----------  ----------
                                 $ 663,522  $1,287,624  $1,255,146  $  696,000

                          NATIONAL R.V. HOLDINGS, INC.
                             SHORT-TERM BORROWINGS

                                                                      Weighted
                                              Maximum      Average     average
                                               Amount       amount    interest
Category of           Balance     Interest   outstanding outstanding    rate
aggregate short-     at end of    rate end   during the   during the during the
term borrowings       period      of period    period     period (1)  period(2)
-----------------   -----------  ----------  -----------  ----------  ---------
Twelve months ended December 31, 1996
  Line of credit
    with financial
    institution     $ 1,400,000     8.25%    $ 9,500,000  $  999,583    8.30%

Seven months ended December 31, 1995
  Line of credit
    with financial
    institution     $ 1,900,000     8.50%    $ 1,900,000  $  485,714    8.75%

Fiscal year ended May 31, 1995
  Line of credit
    with financial
    institution     $ 1,000,000     9.00%    $ 5,900,000  $1,759,663    8.37%

__________
(1) The average amount outstanding during the period was computed by dividing the total of the month-end outstanding principal balances by 12.

(2) Average interest rate calculated using interest rates at the beginning and end of the period.

                                                                  Exhibit 10.44

                     THIRD AMENDMENT TO EMPLOYMENT AGREEMENT



THIS THIRD AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of October 25, 1996 (this "Amendment"), by and between WAYNE MERTES (the "Executive") and NATIONAL R.V. HOLDINGS, INC., a Delaware corporation (the "Company").


W I T N E S S E T H


WHEREAS, the Executive and National R.V., Inc., a California corporation and a wholly-owned subsidiary of the Company ("NRV"), have previously entered into an Employment Agreement, dated as of October 29, 1991, as amended by the Amendment to Employment Agreement, dated as of July 2, 1993 and the Second Amendment to Employment Agreement (the "Second Amendment"), dated as of May 23, 1994 (as so amended, the "Employment Agreement"), which, by its terms, is scheduled to terminate on October 31, 1996; and

WHEREAS, the Employment Agreement was assigned by NRV to the Company pursuant to that certain Assignment Agreement, dated as of September 29, 1993, with the consent of the Executive;

WHEREAS, the Executive and the Company wish to hereby amend the Employment Agreement in order to extend the term of the Employment Agreement an additional two years until October 31, 1998 and to amend certain other terms.

NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree to amend the Employment Agreement as follows:

I. Amendment to Employment Agreement. The Employment Agreement shall be amended, effective October 31, 1996, as follows:

(a) Section 3(a) shall be amended by deleting the year "1996" on the second line thereof and substituting in lieu thereof the year "1998";

(b) Section 3(c) shall be amended by deleting the year "1996" on the sixteenth line thereof and substituting in lieu thereof the year "1998"; and

(c) Section 4(a) shall be amended by deleting it in its entirety and substituting in lieu thereof the following: During the Term of Employment, the Company shall pay to Executive as compensation for Executive's services hereunder, $240,000 per year, in equal monthly installments, plus an incentive bonus equal to 20% of Defined Income earned in excess of $5,392,000 with respect to each fiscal year of the Company during the Term of Employment, provided that such incentive bonus shall not exceed $158,333 for the fiscal year of the Company ending December 31, 1996 and $200,000 for each fiscal year of the Company which begins thereafter."

II. Miscellaneous. It is understood and agreed that, as amendment by the amendments set forth in Part I above, the Employment Agreement is in all respects ratified and confirmed and, as so amended, shall remain in full force and effect; and that, except for said amendments, no other modification of any of the terms of the Employment Agreement shall be deemed effected by the execution of this Amendment. This Amendment shall be governed and construed and enforced in accordance with the laws of the State of California. This Amendment may be executed and accepted on separate counterparts, each of which shall be an original, but all of which together shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first above written.


                                                ______________________________
                                                         EXECUTIVE:


                                                ______________________________
                                                         Wayne Mertes



                                                 NATIONAL R.V. HOLDINGS, INC.



                                                 By:__________________________
                                                    Name:
                                                    Title:

                                                                  Exhibit 10.46
                              ROBERT L. LEE
                           EMPLOYMENT AGREEMENT

This Employment Agreement is made and entered into this 6th day of November, 1996, by and between Country Coach, Inc., an Oregon corporation (the "Company" or "CCI"), and Robert B. Lee, an individual ("Executive").


RECITALS

A. The Company has entered into a Share Exchange Agreement (the "Share Exchange Agreement"), dated October 22, 1996, with National R.V. Holdings, Inc. ("NRVH"), pursuant to which NRVH will acquire all of the Common Stock of CCI (the "Share Exchange"), including shares of CCI Common Stock owned by the Executive, in accordance with the terms of the Share Exchange Agreement.

B. Executive is both an executive officer and stockholder of CCI and, as such, will derive substantial benefit from the consummation of the transactions contemplated by the Share Exchange Agreement and understands that the execution of this Agreement, including Executive's agreement to be bound by the non-compete and other provisions of Sections 5, 7 and 8 herein, is a condition to the closing of the Share Exchange, that NRVH is relying on Executive's agreement thereof in entering into the Share Exchange Agreement and that NRVH would not consummate the Share Exchange without the benefit of Executive's agreements under Sections 5, 7 and 8 herein.

C. NRVH desires to be assured of the association and services of Executive for CCI.

D. Executive is willing and desires to be employed by the Company after the Share Exchange, and the Company is willing to employ Executive, upon the terms, covenants and conditions hereinafter set forth.


AGREEMENT

NOW, THEREFORE, in consideration of the mutual terms, covenants and conditions hereinafter set forth, the parties hereto do hereby agree as follows:

1. Employment.  The Company hereby employs Executive as Chairman of the
Company.

2. Term. The term of this Agreement shall be for a period of three (3) years commencing on the date hereof, unless terminated earlier pursuant to Section 6 herein; provided, however, that Executive's obligations in Sections 5, 7 and 8 herein shall continue in effect after any such termination as though no termination occurred. The term of this Agreement may be extended by the mutual written agreement of the Company and the Executive. The initial three year period, together with any extension thereof, is herein referred to as the "Term."

3. Compensation; Reimbursement.

3.1 Base Salary. For all services rendered by Executive under this Agreement, the Company shall pay Executive a base salary of Two Hundred Thousand Dollars ($200,000) per annum, payable biweekly in equal installments (the "Base Salary").

3.2 Bonus Compensation. For each calendar year beginning January 1, 1997, the Company shall also pay to Executive an annual bonus (the "Bonus") based upon operating profits of CCI and targeted at $75,000 per year for reaching a threshold amount (the "Threshold Amount"). The Threshold Amount shall be established annually by the Board of Directors of NRVH. The determination of CCI's operating profits shall be made as soon as practicable following the availability of the Company's audited financial statements for the fiscal year. The Executive shall be entitled to a pro rata Bonus in the event of termination of employment due to death, disability (as defined herein) or without cause or, during 1999, if the Company does not offer to renew this Agreement on substantially the same terms and conditions (a "Termination Event"). In the event of a Termination Event, the Company shall determine whether the Executive's performance merits payment of a Bonus by comparing (x) the accrued operating profits for the Company during the portion of year to (y) a budget approved by CCI and NRVH which corresponds to the Threshold Amount for that portion of the year multiplied by the ratio of the number of days elapsed in the year through the date of the Termination Event to 365 (the "Ratio"). If such determination results in a Bonus payable to the Executive, the Bonus payable to the Executive shall be multiplied by the Ratio. In the discretion of the Board of Directors of NRVH, Executive may receive additional bonus payments. From the date hereof through December 31, 1996, the Executive shall be entitled to the bonus described or contemplated in the Schedule to the Share Exchange Agreement.

3.3 Additional Benefits. In addition to the Base Salary, Executive shall be entitled to all other benefits of employment which are generally provided to senior management of CCI and NRVH. On an annual basis, Executive shall be entitled to purchase a motorhome at cost from the Company.

3.4 Reimbursement. Executive shall be reimbursed for all reasonable "out-of-pocket" business expenses incurred in connection with the performance of his duties under this Agreement. The reimbursement of Executive's business expenses shall be upon presentation to, and approval by, the Company of valid receipts and other appropriate documentation for such expenses.

4. Scope of Duties.

4.1 Assignment of Duties. Executive shall have such duties as are commensurate with his experience and responsibilities and as are consistent with past practice. Such duties shall be exercised subject to the control, supervision and direction of the Board of Directors of NRVH.

4.2 Executive's Devotion of Time. Executive hereby agrees to devote his full time, abilities and energy to the faithful performance of the duties assigned to him and to the promotion and forwarding of the business affairs of the Company. Executive shall have no other employment during the Term of this Agreement.

4.3 Board of Directors. While Executive is employed by the Company hereunder, Executive shall be a member of the Board of Directors of the Company.

5. Confidentiality of Trade Secrets and Other Materials.

5.1 Trade Secrets. Other than in the performance of his duties hereunder, Executive agrees not to disclose, either during the term of his employment by the Company or at any time thereafter, to any person, firm or corporation, any trade secrets or confidential information of the Company including, but not limited to, trade secrets, lists of past or present clients or customers, client or consultant contracts, product or service development plans, floor plans and designs, marketing plans, pricing policies, business acquisition plans or any portion or phase of any technical information, technique, method, process, procedure, technology, or know-how (whether or not in written or tangible form) used by the Company or any portion or phase of any technical information, ideas, discoveries, designs, computer programs (including source or object codes), processes, procedures, formulae or improvements of the Company that is valuable (whether or not in written or tangible form) and including all memoranda, notes, plans, reports, records, documents and other evidence thereof and any other information of whatever nature which gives the Company an opportunity to obtain an advantage over its competitors who do not have access or know how to use such information shall be considered a "trade secret" for the purposes of this Agreement.

5.2 Ownership of Trade Secrets; Assignment of Rights. Executive hereby agrees that all know-how, documents, reports, plans, proposals, marketing and sales plans, client lists, client files and materials made by him or by the Company are the property of the Company and shall not be used by him in any way adverse to the Company's interests. Executive shall not deliver, reproduce or in any way allow such documents or things to be delivered or used by any third party without specific direction or consent of the Board of Directors of the Company. Executive hereby assigns to the Company any rights which he may have in any such trade secret or proprietary information.

6. Termination.

6.1 Bases for Termination.

(1) Executive's employment hereunder may be terminated at any time by mutual agreement of the parties.

(2) This Agreement shall automatically terminate upon the Executive's death or incapacity. "Incapacity," as used herein, shall mean mental or physical incapacity, or both, reasonably determined by the Company's Board of Directors based upon a certification of such incapacity by, in the discretion of the Company's Board of Directors, either Executive's regularly attending physician or a duly licensed physician selected by the Company's Board of Directors, rendering Executive unable to perform substantially all of his duties hereunder and which appears reasonably certain to continue for at least 60 consecutive days without substantial improvement. Executive shall be deemed to have "become incapacitated" on the date the Company's Board of Directors has determined that Executive is incapacitated and so notifies Executive.

(3) Executive's employment may be terminated by the Company "with cause," effective upon delivery of written notice to Executive given at any time (without any necessity for prior notice) upon the occurrence of (i) a felony criminal conviction or any other criminal conviction involving Executive's lack of honesty or Executive's moral turpitude; (ii) drug or alcohol abuse; (iii) acts of dishonesty, gross carelessness or negligence or gross misconduct which have, in the reasonable judgment of the Company's Board of Directors, a material adverse effect on the Company; or (iv) material breach of any provision of this Agreement.

(4) Executive's employment may be terminated by the Company "without cause" (for any reason or no reason at all) at any time by giving Executive three days prior written notice of termination, which termination shall be effective on the fourth day following such notice.

6.2 Payment Upon Termination.

(1) If Executive's employment under this Agreement is terminated under Paragraph 6.1(4) herein, the Company shall pay to Executive, in the manner set forth below, an amount equal to the sum of (a) Executive's Base Salary through the remaining portion of the Term, less any compensation actually earned or accrued by Executive for services rendered elsewhere to himself or any other person or entity; plus (b) any unpaid out-of-pocket expenses incurred by the Executive prior to the date of termination which are reimbursable pursuant to
Section 3.4 herein. After the Company's termination of Executive under this provision, the Company shall not be obligated to provide the benefits to Executive described in Section 3.3 (except as may be required by law). Payments made above shall be made in equal installments over such period of time on regularly scheduled Company paydays.

(2) Upon termination under Paragraphs 6.1(1), (2) or (3), the Company shall not be obligated to compensate Executive, his estate or representatives, except for unpaid out-of-pocket expenses incurred by the Executive prior to the date of termination which are reimbursable pursuant to Section 3.4 herein, nor provide the benefits to Executive described in Section 3.3 (except as provided by law).

6.3 Acceleration of Certain Rights. If Executive's employment under this Agreement is terminated under Paragraph 6.1(4) herein, the Executive shall be automatically permitted to exercise as of such date of termination all demand registration rights which Executive possesses pursuant Section 1.3(a) of the Registration Rights Agreement, dated as of November __, 1996 (the "Rights Agreement"), between the Company and the individuals set forth on Schedule A thereto as a Stockholder (as defined in the Rights Agreement) thereunder with respect to all Registrable Shares (as defined in the Rights Agreement) owned by Executive as of such date of termination.

6.4 Dismissal from Premises. At the Company's option, Executive shall immediately leave the Company's premises on the date notice of termination is given by the Company.

6.5 Resignation as a Director. Executive agrees that if he leaves the employ of the Company, for whatever reason whatsoever, Executive shall immediately resign as a director of NRVH.

7. Non-Competition/Non-Interference.

7.1 Non-Competition.

(1) Executive covenants and agrees that until 18 months after the term of this Agreement (the "Restricted Period"), neither the Executive nor any entity of which 5% or more of the beneficial ownership is held or owned directly or indirectly by the Executive or controlled directly or indirectly by the Executive ("Executive Entity") will, anywhere in the Market, directly or indirectly own, manage, operate, advise (whether or not for compensation), control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, director, officer, "Key Employee" (defined herein to include any person who is employed in a manage-ment, executive, supervisory, marketing or sales capacity for another person), joint venturer, lender, investor or other participant, in any business which competes, directly or indirectly, with the Business ("Competitive Business") without regard to (X) whether the Competitive Business has its office, manufacturing or other business facil-ities within or without the Market, (Y) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or (Z) whether the Executive resides, or reports to an office, within or without the Market.

(2) For purposes of this Agreement, (A) the "Business" refers to any business conducted by the Company prior to the date of this Agreement or by the Company during the Term, and (B) the "Market" refers to any and every state in the United States of America or in any similar jurisdiction of any foreign country in which the Business is so conducted.

7.2 Non-Interference.

(1) In consideration of all of the payments due to him hereunder, Executive covenants and agrees that during the Restricted Period, neither the Executive nor any Executive Entity will directly or indirectly solicit, induce or influence any customer, supplier, lender, lessor or any other person which has a business relationship with the Company or which had on the date of the end of the Term a business relationship with the Company to discon-tinue or reduce the extent of such relationship with the Company or its subsidi-aries, if any.

(2) In consideration of all of the payments due to him hereunder, Executive covenants and agrees that during the Restricted Period, neither the Executive nor any Executive Entity will (A) directly or indirectly recruit, solicit or otherwise induce or influence any employee or sales agent of the Company to discontinue such employment or agency relationship with the Company, or (B) employ or seek to employ, or cause or permit any Competitive Business to employ or seek to employ for any Competitive Business, any person who is then (or was at any time within six months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed by the Company. Nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

8.Injunctive Relief; Independence and Severability of Covenants.

8.1 Injunctive Relief. Executive acknowledges and agrees that NRVH is acquiring CCI in reliance upon Executive's agreement contained herein and that, in the event of any breach or likely breach of any of the covenants of Sections 5 and 7 herein, the Company and any relevant affiliate(s) would incur damages in an amount difficult to ascertain and/or be irreparably harmed and could not be made whole solely by monetary damages. It is accordingly agreed that such persons, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to injunctive relief in respect of such breach or likely breach as may be ordered by any court of competent jurisdiction including, but not limited to, an injunction restraining any violation of Sections 5 and 7 herein and without the proof of actual damages. It is intended to grant full third party rights under this provision.

8.2 Independence and Severability of Covenants. Executive acknowledges and agrees that the covenants and other provisions set forth in Sections 5 and 7 herein and in this Section 8 are reasonable, including with respect to duration and subject matter, and that he is receiving valuable and adequate consideration for such covenants under this Agreement. The parties acknowledge that it is their intention that all such covenants and provisions be enforceable to the fullest extent possible under applicable law. If any of the provisions set forth in Sections 5 or 7 and or in this Section 8 is found to be unenforceable in any instance, such finding shall not preclude any other enforcement of such provisions and reference is made to Section 9.2. If any of the provisions set forth in Sections 5 or 7 or in this Section 8 is found to be invalid, such finding or invalidity shall not affect the validity of the remaining provisions and the provisions of Section 9.2 will apply.

9. Voting. NRVH agrees that while this Agreement is in effect and Executive is an employee of the Company, it will nominate and use its best efforts to elect the Executive as a director of NRVH and, with respect to the election of directors of NRVH, Executive will vote all shares of NRVH beneficially owned by him, or cause such shares to be voted, for the management slate of directors proposed by NRVH.

10. Miscellaneous.

10.1 Transfer and Assignment. This Agreement is personal as to Executive and shall not be assigned or transferred by Executive without the prior written consent of the Company. This Agreement shall be binding upon, and inure to, the benefit of all of the parties hereto and their respective permitted heirs, personal representatives, successors and assigns.

10.2 Severability. Nothing contained herein shall be construed to require the commission of any act contrary to law. Should there be any conflict between any provisions hereof and any present or future statute, law, ordinance, regulation, or other pronouncement having the force of law, the latter shall prevail, but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law, and the remaining provisions of this Agreement shall remain in full force and effect.

10.3 Governing Law. This Agreement is made under and shall be construed pursuant to the laws of the State of Oregon.

10.4 Counterparts. This Agreement may be executed in several counterparts and all documents so executed shall constitute one agreement, binding on all of the parties hereto, notwithstanding that all of the parties did not sign the original or the same counterparts.

10.5 Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements, arrangements and understandings with respect thereto. No representation, promise, inducement, statement or intention has been made by any party hereto that is not embodied herein, and no party shall be bound by or liable for any alleged representation, promise, inducement or statement not so set forth herein.

10.6 Modification. This Agreement may be modified, amended, superseded or cancelled, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by a written instrument executed by the party or parties to be bound by any such modification, amendment, supersession, cancellation or waiver.

10.7 Waiver. The waiver by either of the parties, express or implied, of any right under this Agreement or any failure to perform under this Agreement by the other party, shall not constitute or be deemed as a waiver of any other right under this Agreement or of any other failure to perform under this Agreement by the other party, whether of a similar or dissimilar nature.

10.8 Cumulative Remedies. Each and all of the several rights and remedies provided in this Agreement, or by law or in equity, shall be cumulative, and no one of them shall be exclusive of any other right or remedy, and the exercise of any one or such rights or remedies shall not be deemed a waiver of, or an election to exercise, any other such right or remedy.

10.9 Headings. The section and other headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning and interpretation of this Agreement.

10.10 Notices. Any notice under this Agreement must be in writing, may be telecopied, sent by express 24-hour guaranteed courier, or hand-delivered, or may be served by depositing the same in the United States mail, addressed to the party to be notified, postage-prepaid and registered or certified with a return receipt requested. The addresses of the parties for the receipt of notice shall be as follows:

If to CCI:

            Country Coach, Inc.
            135 East First Street
            Junction City, Oregon  97448

        with a copy to NRVH:

            National R.V. Holdings, Inc.
            3411 N. Perris Blvd.
            Perris, California  92571
            Attention: Mr. Wayne M. Mertes

        If to Executive:

            Robert B. Lee
            1021 Quince Drive
            Junction City, OR  97448

Each notice given by registered or certified mail shall be deemed delivered and effective on the date of delivery as shown on the return receipt, and each notice delivered in any other manner shall be deemed to be effective as of the time of actual delivery thereof. Each party may change its address for notice by giving notice thereof in the manner provided above.

10.11 Survival. Any provision of this Agreement which imposes an obligation after termination or expiration of this Agreement shall survive the termination or expiration of this Agreement and be binding on Executive and the Company.

IN WITNESS WHEREOF, the parties hereto have caused this Employment Agreement to be executed as of the date first set forth above.

                                                COUNTRY COACH, INC.


                                                By:___________________________
                                                   Name:
                                                   Title:



                                                   ___________________________
                                                   Executive


With Respect to Section 9 Only:

NATIONAL R.V. HOLDINGS, INC.


By:___________________________
   Name:
   Title:

                                                                  Exhibit 10.47

                         NATIONAL R.V. HOLDINGS, INC.
                           1996 STOCK OPTION PLAN

1. Purpose. The purpose of this Plan is to strengthen National R.V. Holdings, Inc. by providing an incentive to its employees, consultants and directors, encouraging them to devote their abilities to the success of the Company. It is intended that this purpose be achieved by extending to employees, consultants and directors of the Company an added long-term incentive for high levels of performance and exceptional efforts through the grant of options to purchase shares of the Company's common stock under this National R.V. Holdings, Inc. 1996 Stock Option Plan.

2. Definitions.  For purposes of the Plan:

2.1. "Agreement" means the written agreement between the Company and an Optionee evidencing the grant of an Option and setting forth the terms and conditions thereof.

2.2. "Board" means the Board of Directors of the Company.

2.3. "Cause" means (i) intentional failure to perform reasonably assigned duties (including, for example, with respect to an employee, such employee voluntarily leaving the employ of the Company or a Subsidiary); (ii) dishonesty or willful misconduct in the performance of an Optionee's duties; (iii) an Optionee's engaging in a transaction in connection with the performance of such Optionee's duties to the Company or any of its Subsidiaries thereof which transaction is adverse to the interest of the Company or any of its Subsidiaries and which is engaged in for personal profit to the Optionee; or
(iv) willful violation of any law, rule or regulation in connection with the performance of an Optionee's duties (other than traffic violations or similar offenses).

2.4. "Change in Capitalization" means any increase or reduction in the number of Shares, or any change (including, but not limited to, a change in value) in the Shares or exchange of Shares for a different number or kind of shares or other securities of the Company, by reason of a reclassification, recapitalization, merger, consolidation, reorganization, spin-off, split-up, issuance of warrants or rights or debentures, stock dividend, stock split or reverse stock split, cash dividend, property dividend, combination or exchange of shares, repurchase of shares, public offering, private placement, change in corporate structure or otherwise.

2.5. "Code" means the Internal Revenue Code of 1986, as amended.

2.6. "Committee" means a committee consisting of at least two (2) non-employee directors appointed by the Board to administer the Plan and to perform the functions set forth herein.

2.7. "Company" means National R.V. Holdings, Inc.

2.8. "Consultant Option" means an Option granted to a consultant pursuant to
Section 7.

2.9. "Director Option" means an Option granted to a Nonemployee Director pursuant to Section 5.

2.10. "Disability" means a physical or mental infirmity which impairs the Optionee's ability to perform substantially his or her duties for a period of one hundred eighty (180) consecutive days.

2.11. "Eligible Employee" means an officer or other key employee of the Company or a Subsidiary who is designated by the Committee as eligible to receive Options subject to the conditions set forth herein.

2.12. "Employee Options" means an Option granted to an Eligible Employee pursuant to Section 6.

2.13. "Exchange Act" means the Securities Exchange Act of 1934, as amended.

2.14. "Fair Market Value" on any date means the average of the high and low sales prices of the Shares on such date on the principal national securities exchange on which such Shares are listed or admitted to trading, or if such Shares are not so listed or admitted to trading, the arithmetic mean of the per Share closing bid price and per Share closing asked price on such date as quoted on the National Association of Securities Dealers Automated Quotation System or such other market in which such prices are regularly quoted, or, if there have been no published bid or asked quotations with respect to Shares on such date, the Fair Market Value shall be the value established by the Board in good faith and in accordance with Section 422 of the Code.

2.15. "Incentive Stock Option" means an Option satisfying the requirements of
Section 422 of the Code and designated by the Committee as an Incentive Stock Option.

2.16. "Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

2.17. "Nonemployee Director" means a director of the Company who is not a full time employee of the Company or any Subsidiary.

2.18. "Option" means an Employee Option, a Director Option, a Consultant Option or any or all of them.

2.19. "Optionee" means a person to whom an Option has been granted under the Plan.

2.20. "Parent" means any corporation which is a parent corporation (within the meaning of Section 424(e) of the Code) with respect to the Company.

2.21. "Plan" means the National R.V. Holdings, Inc. 1996 Stock Option Plan.

2.22. "Shares" means the common stock, par value $.01 per share, of the Company.

2.23. "Subsidiary" means any corporation which is a subsidiary corporation (within the meaning of Section 424(f) of the Code) with respect to the Company.

2.24. "Successor Corporation" means a corporation, or a parent or subsidiary thereof within the meaning of Section 424(a) of the Code, which issues or assumes a stock option in a transaction to which Section 424(a) of the Code applies.

2.25. "Ten-Percent Stockholder" means an Eligible Employee or other eligible Plan participant, who, at the time an Incentive Stock Option is to be granted to him or her, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company, or of a Parent or a Subsidiary.

3. Administration.

3.1. The Plan shall be administered by the Committee which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A quorum shall consist of not less than two members of the Committee and a majority of a quorum may authorize any action. Any decision or determination reduced to writing and signed by a majority of all of the members of the Committee shall be as fully effective as if made by a majority vote at a meeting duly called and held.
Each member of the Committee shall be a director of the Company. No member of the Committee shall be liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, gross negligence or reckless disregard of his or her duties. The Company hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiation for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any action or failure to act in administering this Plan or in authorizing or denying authorization to any transaction hereunder.

3.2. Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time to determine those Eligible Employees to whom Employee Options shall be granted under the Plan and the number of Incentive Stock Options and/or Nonqualified Stock Options to be granted to each Eligible Employee and to prescribe the terms and conditions (which need not be identical) of each Employee Option, including the purchase price per Share subject to each Employee Option, and make any amendment or modification to any Agreement consistent with the terms of the Plan.

3.3. Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time:

(a) to construe and interpret the Plan and the Options granted thereunder and to establish, amend and revoke rules and regulations for the administration of the Plan, including, but not limited to, correcting any defect or supplying any omission, or reconciling any inconsistency in the Plan or in any Agreement, in the manner and to the extent it shall deem necessary or advisable to make the Plan fully effective, and all decisions and determinations by the Committee in the exercise of this power shall be final, binding and conclusive upon the Company, its Subsidiaries, the Optionees and all other persons having any interest therein;

(b) to determine the duration and purposes for leaves of absence which may be granted to an Optionee on an individual basis without constituting a termination of employment or service for purposes of the Plan;

(c) to exercise its discretion with respect to the powers and rights granted to it as set forth in the Plan;

(d) generally, to exercise such powers and to perform such acts as are deemed necessary or advisable to promote the best interests of the Company with respect to the Plan.

4. Stock Subject to Plan.

4.1. The maximum number of Shares that may be made the subject of Options granted under the Plan is 450,000 Shares (or the number and kind of shares of stock or other securities to which such Shares are adjusted upon a Change in Capitalization pursuant to Section 9) and the Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Board.

4.2. Whenever any outstanding Option or portion thereof expires, is canceled or is otherwise terminated for any reason, the Shares allocable to the canceled or otherwise terminated Option or portion thereof may again be the subject of Options granted hereunder.

5. Option Grants for Nonemployee Directors.

5.1. Authority of Committee. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those Nonemployee Directors who will receive Director Options, the terms and conditions of which shall be set forth in an Agreement.

5.2. Purchase Price. The amount or nature and type of the purchase price or the manner in which the purchase price is to be determined for Shares under each Director Option shall be determined by the Committee and set forth in the Agreement evidencing the Option, provided that the purchase price per Share under each Director Option shall be not less than the Fair Market Value of a Share on the date the Director Option is granted.

5.3. Duration. Director Options shall be for a term as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not otherwise provided by the Committee, the term of Director Options shall be ten (10) years.

5.4.  Vesting.   Each Director Option shall, commencing not earlier than the date of its grant, become exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not otherwise provided by the Committee and set forth in the Agreement, Director Options shall be exercisable in three (3) equal installments, each equal to one-third of the entire Option granted, the first of which shall become exercisable on the first anniversary of the date of grant of the Director Options, the second installment of which shall become exercisable on the second anniversary of the date of grant, and the final installment of which shall become exercisable on the third anniversary of the date of grant. To the extent not exercised, installments shall accumulate and be exercisable, in whole or part, at any time after becoming exercisable, to not later than the date the Director Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

5.5. Modification or Substitution. The Committee may, in its discretion, modify outstanding Director Options or accept the surrender of outstanding Director Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, no modification of a Director Option shall adversely alter or impair any rights or obligations under the Director Option without the Optionee's consent.

6. Option Grants for Eligible Employees.

6.1. Authority of Committee. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those Eligible Employees who will receive Employee Options, the terms and conditions of which shall be set forth in an Agreement; provided, however, that no Eligible Employee shall receive an Incentive Stock Option unless he is an employee of the Company, a Parent or a Subsidiary at the time the Incentive Stock Option is granted.

6.2. Purchase Price. The amount, nature and type of purchase price or the manner in which the purchase price is to be determined for Shares under each Employee Option shall be determined by the Committee and set forth in the Agreement evidencing the Option, provided that the purchase price per Share under each Employee Option shall be (i) except as provided in clause (ii) of this Section 6.2, not less than the Fair Market Value of a Share on the date the Employee Option is granted; and (ii) with respect to any Incentive Stock Option granted to a Ten Percent Stockholder, not less than 110% of the Fair Market Value of a Share on the date the Option is granted.

6.3. Duration. Employee Options granted hereunder shall be for such term as the Committee shall determine, provided that no Employee Option shall be exercisable after the expiration of ten (10) years from the date it is granted (five (5) years in the case of an Incentive Stock Option granted to a Ten-Percent Stockholder). The Committee may, subsequent to the granting of any Employee Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

6.4. Vesting. Each Employee Option shall, commencing not earlier then the date of its grant, become exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not otherwise provided by the Committee set forth in the Agreement, Employee Options shall be exercisable in three (3) equal installments, each equal to one-third of the entire Option granted, the first of which shall become exercisable on the first anniversary of the date of the grant of the Employee Option, the second installment of which shall become exercisable on the second anniversary of the date of grant of the Employee Option, and the final installment of which shall become exercisable on the third anniversary of the date of grant. To the extent not exercised, installments shall accumulate and be exercisable, in whole or part, at any time after becoming exercisable, to not later than the date the Employee Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

6.5. Modification or Substitution. The Committee may, in its discretion, modify outstanding Employee Options or accept the surrender of outstanding Employee Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, no modification of an Employee Option shall adversely alter or impair any rights or obligations under the Employee Option without the Optionee's consent.

7. Option Grants for Consultants.

7.1. Authority of Committee. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those consultants to the Company or a Subsidiary who will receive Consultant Options, the terms and conditions of which shall be set forth in an Agreement.

7.2. Purchase Price. The amount, nature and type of the purchase price or the manner in which the purchase price is to be determined for Shares under each Consultant Option shall be determined by the Committee and set forth in the Agreement evidencing the Option, provided that the purchase price per Share under each Consultant Option shall be not less than the Fair Market Value of a Share on the date the Consultant Option is granted.

7.3. Duration. Consultant Options granted hereunder shall be for such term as the Committee shall determine, provided that no Consultant Option shall be exercisable after the expiration of ten (10) years from the date it is granted. The Committee may, subsequent to the granting of any Consultant Option, extend the term thereof but in no event shall the term as so extended exceed the maximum term provided for in the preceding sentence.

7.4.  Vesting.   Each Consultant Option shall, commencing not earlier then the date of its grant, become exercisable in such installments (which need not be equal) and at such times as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not otherwise provided by the Committee and set forth in the Agreement, Consultant Options shall be exercisable in three (3) equal installments, each equal to one-third of the entire Option granted, the first of which shall become exercisable on the first anniversary of the date of grant of the Consultant Options, the second installment of which shall become exercisable on the second anniversary of the date of grant, and the final installment of which shall become exercisable on the third anniversary of the date of grant. To the extent not exercised, installments shall accumulate and be exercisable, in whole or part, at any time after becoming exercisable, to not later than the date the Consultant Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

8. Terms and Conditions Applicable to All Options

8.1. Non-transferability. No Option granted hereunder shall be transferable by the Optionee to whom granted otherwise than by will or the laws of descent and distribution, and an Option may be exercised during the lifetime of such Optionee only by the Optionee or his or her guardian or legal representative. The terms of each Option shall be final, binding and conclusive upon the beneficiaries, executors, administrators, heirs and successors of the Optionee.

8.2. Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person or by mail to the Secretary of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any Shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise, as determined by the Committee in its discretion, by any one or a combination of the following: (i) cash; (ii) transferring Shares to the Company upon such terms and conditions as determined by the Committee; (iii) on a "cashless" exercise basis upon such terms and conditions as determined by the Committee; or (iv) on any other basis which the Committee believes supports the purpose of the Plan. At the Optionee's request and subject to the consent of the Committee, Shares to be acquired upon the exercise of a portion of an Option will be applied automatically to pay the purchase price in connection with the exercise of additional portions of the Option then being exercised. The written notice pursuant to this Section 8.2 may also provide instructions from the Optionee to the Company that upon receipt of the purchase price in cash from the Optionee's broker or dealer, designated as such on the written notice, in payment for any Shares purchased pursuant to the exercise of an Option, the Company shall issue such Shares directly to the designated broker or dealer. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option to the Secretary of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. No fractional shares (or cash in lieu thereof) shall be issued upon exercise of an Option and the number of Shares that may be purchased upon exercise shall be rounded to the nearest number of whole Shares.

8.3. Rights of Optionees. No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof; (ii) the Company shall have issued and delivered the Shares to the Optionee; and (iii) the Optionee's name shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

8.4. Termination of Employment. Unless otherwise provided in the Agreement evidencing the Option, an Option (other than an Option granted to a consultant or a Nonemployee Director) shall terminate upon an Optionee's termination of employment with the Company and its Subsidiaries as follows:

(a) if an Optionee's employment terminates for any reason other than death, Disability or Cause, the Optionee may at any time within three (3) months after his or her termination of employment or service as a director, exercise an Option to the extent, and only to the extent, that the Option or portion thereof was exercisable on the date of termination;

(b) in the event the Optionee's employment terminates as a result of Disability, the Optionee may at any time within one (1) year after such termination exercise such Option; provided, however, that the Option may be exercised to the extent, and only to the extent, that, the Option or portion thereof was exercisable at the date of such termination.

(c) if an Optionee's employment terminates for Cause, the Option shall terminate immediately and no rights thereunder may be exercised;

(d) if an Optionee dies while an employee of the Company or any Subsidiary or within three months after termination as described in clause (a) of this
Section 8.4 or within one (1) year after termination as a result of Disability as described in clause (b) of this Section 8.4, the Option may be exercised at any time within one (1) year after the Optionee's death by the person or persons to whom such rights under the Option shall pass by will or by the laws of descent and distribution; provided, however, that an Option may be exercised to the extent, and only to the extent, that the Option or portion thereof was exercisable on the date of death or earlier termination.

Notwithstanding the foregoing, in no event may any Option be exercised by anyone after the expiration of the term of the Option.

8.5. Termination of Consultant and Nonemployee Director Options. Options granted to Nonemployee Directors and Consultant Options granted to consultants to the Company or a Subsidiary shall terminate under such circumstances as are provided in the Agreement evidencing the Option, but in no event may such an Option be exercised by anyone after the expiration of the term of the Option.

9. Adjustment Upon Changes in Capitalization.

9.1. Subject to Section 10, in the event of a Change in Capitalization, the Committee shall conclusively determine the appropriate adjustments, if any, to the maximum number or class of Shares or other stock or securities with respect to which Options may be granted under the Plan, the number and class of Shares or other stock or securities which are subject to outstanding Options granted under the Plan, and the purchase price therefor, if applicable.

9.2. Any such adjustment in the Shares or other stock or securities subject to outstanding Incentive Stock Options (including any adjustments in the purchase price) shall be made in such manner as not to constitute a modification as defined by Section 424(h)(3) of the Code and only to the extent otherwise permitted by Sections 422 and 424 of the Code.

9.3. If, by reason of a Change in Capitalization, an Optionee shall be entitled to exercise an Option with respect to new, additional or different shares of stock or securities, such new, additional or different shares shall thereupon be subject to all of the conditions which were applicable to the Shares subject to the Option, as the case may be, prior to such Change in Capitalization.

10. Effect of Certain Transactions. In the event of (i) the liquidation or dissolution of the Company; (ii) a merger or consolidation of the Company;
(iii) a sale of all or substantially all of the assets of the Company; or (iv) any similar transaction (a "Transaction"), the Plan and the Options issued hereunder shall continue in effect in accordance with their respective terms and each Optionee shall be entitled to receive in respect of each Share subject to any outstanding Options, as the case may be, upon exercise of any Option, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share. In the event that, after a Transaction, there occurs any change of a type described in Section 2.4 hereof with respect to the shares of the surviving or resulting corporation, then adjustments similar to, and subject to the same conditions as, those in Section 9 hereof shall be made by the Committee.

11. Termination and Amendment of the Program.

11.1. The Plan shall terminate on the day preceding the tenth anniversary of the date of its adoption by the Board and no Option may be granted thereafter. The Board may sooner terminate or amend the Plan at any time and from time to time.

11.2. Except as provided in Sections 9 and 10 hereof, rights and obligations under any Option granted before any amendment or termination of the Plan shall not be adversely altered or impaired by such amendment or termination, except with the consent of the Optionee, nor shall any amendment or termination deprive any Optionee of any Shares which he may have acquired through or as a result of the Plan.

12. Non-Exclusivity of the Plan. The adoption of the Plan by the Board shall not be construed as amending, modifying or rescinding any previously approved incentive arrangement or as creating any limitations on the power of the Board to adopt such other incentive arrangements as it may deem desirable, including, without limitation, the granting of stock options otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

13. Limitation of Liability. As illustrative of the limitations of liability of the Company, but not intended to be exhaustive thereof, nothing in the Plan shall be construed to:

(i) give any person any right to be granted an Option other than at the sole discretion of the Committee;

(ii) give any person any rights whatsoever with respect to Shares except as specifically provided in the Plan;

(iii) limit in any way the right of the Company to terminate the employment of any person at any time; or

(iv) be evidence of any agreement or understanding, expressed or implied, that the Company will employ any person at any particular rate of compensation or for any particular period of time.

14. Regulations and Other Approvals; Governing Law.

14.1. This Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of New York.

14.2. The obligation of the Company to sell or deliver Shares with respect to Options granted under the Plan shall be subject to all applicable laws, rules and regulations, including all applicable federal and state securities laws, and the obtaining of all such approvals by governmental agencies as may be deemed necessary or appropriate by the Committee.

14.3. The Plan is intended to comply with Rule 16b-3 promulgated under the Exchange Act and the Committee shall interpret and administer the provisions of the Plan or any Agreement in a manner consistent therewith. Any provisions inconsistent with such Rule shall be inoperative and shall not affect the validity of the Plan.

14.4. The Board may make such changes as may be necessary or appropriate to comply with the rules and regulations of any government authority, or to obtain for Eligible Employees granted Incentive Stock Options the tax benefits under the applicable provisions of the Code and regulations promulgated thereunder.

14.5. Each Option is subject to the requirement that, if at any time the Committee determines, in its discretion, that the listing, registration or qualification of Shares issuable pursuant to the Plan is required by any securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the grant of an Option or the issuance of Shares, no Options shall be granted or payment made or Shares issued, in whole or in part, unless listing, registration, qualification, consent or approval has been effected or obtained free of any conditions, or as otherwise determined to be acceptable to the Committee.

14.6. Notwithstanding anything contained in the Plan to the contrary, in the event that the disposition of Shares acquired pursuant to the Plan is not covered by a then current registration statement under the Securities Act of 1933, as amended, and is not otherwise exempt from such registration, such Shares shall be restricted against transfer to the extent required by the Securities Act of 1933, as amended, and Rule 144 or other regulations thereunder. The Committee may require any individual receiving Shares pursuant to the Plan, as a condition precedent to receipt of such Shares upon exercise of an Option, to represent and warrant to the Company in writing that the Shares acquired by such individual are acquired without a view to any distribution thereof and will not be sold or transferred other than pursuant to an effective registration thereof under said act or pursuant to a exemption applicable under the Securities Act of 1933, as amended, or the rules and regulations promulgated thereunder. The certificates evidencing any of such Shares shall be appropriately amended to reflect their status as restricted securities as aforesaid.

15. Miscellaneous.

15.1. Multiple Agreements. The terms of each Option may differ from other Options granted under the Plan at the same time, or at some other time. The Committee may also grant more than one Option to a given Eligible Employee during the term of the Plan, either in addition to, or in substitution for, one or more Options previously granted to that Eligible Employee.

15.2. Withholding of Taxes. (a) The Company shall have the right to deduct from any distribution of cash to any Optionee an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to any Option. If an Optionee is entitled to receive Shares upon exercise of an Option, the Optionee shall pay the Withholding Taxes to the Company prior to the issuance of such Shares. In satisfaction of the Withholding Taxes, the Optionee may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee, to have withheld a portion of the Shares issuable to him or her upon exercise of the Option having an aggregate Fair Market Value, on the date preceding the date of exercise, equal to the Withholding Taxes, provided that in respect of an Optionee who may be subject to liability under Section 16(b) of the Exchange Act, either (i) (A) the Optionee makes the Tax Election at least six (6) months after the date the Option was granted; (B) the Option is exercised during the ten day period beginning on the third business day and ending on the twelfth business day following the release for publication of the Company's quarterly or annual statements of earnings (a "Window Period"); and (C) the Tax Election is made during the Window Period in which the Option is exercised or prior to such Window Period and subsequent to the immediately preceding Window Period; or (ii) (A) the Tax Election is made at least six months prior to the date the Option is exercised; and (B) the Tax election is irrevocable with respect to the exercise of all Options which are exercised prior to the expiration of six months following an election to revoke the Tax Election. Notwithstanding the foregoing, the Committee may, by the adoption of rules or otherwise, (i) modify the provisions in the preceding sentence or impose such other restrictions or limitations on Tax Elections as may be necessary to ensure that the Tax Elections will be exempt transactions under Section 16(b) of the Exchange Act; and (ii) permit Tax Elections to be made at such other times and subject to such other conditions as the Committee determines will constitute exempt transactions under Section 16(b) of the Exchange Act.

(b) If an Optionee makes a disposition, within the meaning of Section 424(c) of the Code and regulations promulgated thereunder, of any Share or Shares issued to such Optionee pursuant to the exercise of an Incentive Stock Option within the two-year period commencing on the day after the date of transfer of such Share or Shares to the Optionee pursuant to such exercise, the Optionee shall, within ten (10) days of such disposition, notify the Company thereof, by delivery of written notice to the Company at its principal executive office, and immediately deliver to the Company the amount of Withholding Taxes.

15.3. Designation of Beneficiary. Each Optionee may designate a person or persons to receive, in the event of his or her death, any Option or any amount payable pursuant thereto, to which he or she would then be entitled. Such designation will be made upon forms supplied by and delivered to the Company and may be revoked in writing. If an Optionee fails effectively to designate a beneficiary, then his or her estate will be deemed to be the beneficiary.

16. Effective Date. The effective date of the Plan shall be the date of its adoption by the Board, subject only to the approval by the affirmative votes of the holders of a majority of the securities of the Company present, or represented, and entitled to vote at a meeting of stockholders duly held in accordance with the applicable laws of the State of Delaware within twelve (12) months of such adoption.