Form 10-K/A
period 1996-12-31
NATIONAL RV HOLDINGS INC
filed 1997-05-06
CIK 910655

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K/A

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

                   Documents Incorporated by Reference: None
This Amendment No. 1 on Form 10-K/A is being filed solely to add the attached
Exhibit 27
                                    - 1 -