Form 10-Q
period 1997-03-31
NATIONAL RV HOLDINGS INC
filed 1997-05-12
CIK 910655

                                  FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               --------------

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ........ to .........

Commission file number: 0-222680

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

YES X    NO__

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Outstanding at May 9, 1997
-----                               --------------------------
Common stock, par value                   6,243,932
$.01 per share

                         NATIONAL R.V. HOLDINGS, INC.

                                    INDEX
                                                                PAGE
               PART 1 - FINANCIAL INFORMATION
               ------------------------------
Item 1.Consolidated Balance Sheet -
       March 31, 1997 and December 31, 1996                      3

       Consolidated Statement of Income
       Three Months Ended March 31, 1997 and 1996                4

       Consolidated Statement of Cash Flows -
       Three Months Ended March 31, 1997 and 1996                5

       Consolidated Statement of Changes in Stockholders' Equity 6

       Notes to Consolidated Financial Statements                7

Item 2.Management's Discussion and Analysis of
       Financial Condition and Results of Operations           8 - 9

               PART II - OTHER INFORMATION
               ---------------------------
Item 6.Exhibits and Reports on Form 8-K                          10

       Signature                                                 11

                        NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                            (In thousands)
                              (Unaudited)
                                                   March 31,   December 31,
                                                     1997          1996
                                                     ----          ----
                    ASSETS
                    ------
Current Assets:
  Cash                                           $     587    $     819
  Trade receivables, less allowance for
    doubtful accounts of $177,000                   15,920        5,522
  Inventories                                       34,216       34,015
  Deferred income taxes                              1,547        1,384
  Prepaid expenses                                   1,191        1,232
                                                   -------      -------
    Total current assets                            53,461       42,972

Goodwill - net                                       8,088        8,191
Restricted funds                                     1,210        1,210
Property, plant and equipment, net                  17,242       15,542
Other                                                  259          135
                                                   -------      -------
                                                   $80,260      $68,050
                                                   =======      =======
       LIABILITIES AND STOCKHOLDER'S EQUITY
       ------------------------------------
Current liabilities:
  Line of credit                                   $ 4,330      $ 1,400
  Current portion of long-term debt                    545          545
  Accounts payable                                  12,002        7,736
  Accrued expenses                                   6,149        3,738
                                                   -------      -------
    Total current liabilities                       23,026       13,419

Deferred income taxes                                1,827        1,827
Long-term debt                                       7,192        7,272
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding          -            -
  Common stock - $.01 par value; 10,000,000 shares
    authorized                                          63           62
Additional paid-in capital                          34,637       34,344
Accumulated earnings                                13,515       11,126
                                                   -------      -------
  Total stockholders' equity                        48,215       45,532
                                                   -------      -------
                                                   $80,260      $68,050
                                                   =======      =======

                 See Notes to Consolidated Financial Statements
                                       3

                        NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share data)
                              (Unaudited)
                                                       Three Months
                                                      Ended March 31,
                                                     1997         1996
                                                     ----         ----
Net sales                                          $58,596      $35,133
Cost of goods sold                                  50,993       30,454
                                                   -------      -------
  Gross profit                                       7,603        4,679
Selling expenses                                     2,117          874
General and administrative expense                   1,261          549
Amortization of intangibles                            103           -
                                                   -------      -------
  Operating income                                   4,122        3,256

Other expense (income):
  Interest expense                                      49          118
  Interest income                                      (33)         (71)
  Other (income) expense                                19           40
                                                   -------      -------
  Income before income taxes                         4,087        3,169
  Provision for income taxes                         1,698        1,283
                                                   -------      -------
Net income                                         $ 2,389      $ 1,886
                                                   =======      =======

Earnings per common share and common equivalent shares:
  Primary                                          $  0.36      $  0.39
  Fully diluted                                    $  0.36      $  0.37
Weighted average number of shares:
  Primary                                            6,716        4,817
  Fully diluted                                      6,716        5,045

















                 See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                              (Unaudited)
                                                       Three Months
                                                      Ended March 31,
                                                     1997         1996
                                                     ----         ----
Cash flows from operating activities:
  Net income                                       $ 2,389      $ 1,886
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation expense                               246          116
    Amortization of intangibles                        103          -
    Increase in trade receivables                  (10,398)        (749)
    Increase in inventories                           (201)        (732)
    Decrease (increase) in prepaid expenses             41         (293)
    Increase in accounts payable                     4,266        1,326
    Increase in accrued expenses                     2,411        1,990
    (Decrease) increase in deferred income taxes      (163)          18
                                                   -------      -------
      Net cash (used) provided  by
        operating activities                        (1,306)       3,562

Cash flows from investing activities:
  Purchases of property, plant and equipment        (1,946)      (1,026)
                                                   -------      -------
    Net cash used by investing activities           (1,946)      (1,026)

Cash flows from financing activities:
  Increase (decrease) in line of credit              2,930       (1,900)
  Increase in restricted funds                         -            (18)
  Increase in other assets                            (124)         -
  Principal payments on long-term debt                 (80)         (36)
  Proceeds from issuance of common stock               294            2
  Purchase of treasury stock                           -           (289)
                                                   -------      -------
    Net cash provided (used) by
      financing activities                           3,020       (2,241)
                                                   -------      -------
Net (decrease) increase  in cash                      (232)         295
Cash beginning of period                               819           73
                                                   -------      -------
Cash end of period                                 $   587      $   368
                                                   =======      =======







                 See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In thousands except shares)
                                (Unaudited)

                          Preferred  Common Stock  Paid-in  Accumulated
                            Stock   Shares  Amount Capital    Earnings   Total
                          --------- ------- ------ -------  ------------ -----
Balance, December 31, 1996   $-     6,193,579 $62   $34,344  $11,126   $45,532

  Common Stock issued upon
    exercise of warrants               37,500   1       230                231
  Common Stock issued under
    option plan                        12,853            63                 63
  Net income                                                   2,389     2,389
                             ---    --------- ---   -------  -------   -------
Balance, March 31, 1997      $-     6,243,932 $63   $34,637  $13,515   $48,215



































                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Unaudited)

NOTE 1 - GENERAL
----------------
  In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiary National R.V., Inc., referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K.

NOTE 2 - INVENTORIES
--------------------
  Inventories consist of the following:

                                      March 31,         December 31,
                                        1997                1996
                                        ----                ----
Finished goods                      $ 6,935,000         $ 8,116,000
Work-in-process                      12,914,000          11,000,000
Raw materials                         9,551,000           7,987,000
Chassis                               4,816,000           6,912,000
                                    -----------         -----------
                                    $34,216,000         $34,015,000
                                    ===========         ===========

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
  At March 31, 1997, the Company had working capital of $30.4 million compared to $29.6 million at December 31, 1996. Net cash used by operating activities was $1.3 million for the three months ended March 31, 1997, compared to cash provided by operating activities of $3.6 million for the same period in 1996. The change was due primarily to an increase in accounts receivable offset somewhat by an increase in net income, and favorable changes in accounts payable and accrued expenses.
  Cash used by investing activities was $1.9 million compared to $1.0 million for the comparable period last year. The increase was primarily due to the construction of a new 154,000 square foot building.
  Cash provided by financing activities was $3.0 million compared to cash used by financing activities of $2.2 million for the comparable period last year. The change was primarily due to a $2.9 million increase in the line of credit.
  The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------
  Net sales for the three months ended March 31, 1997 increased by $23.5 Million or 66.8% from the same period last year. This increase resulted primarily from including sales of 98 motorhomes of the Company's recently acquired Country Coach subsidiary with no comparable sales for last year. Country Coach manufactures a full line of Highline Class A motorhomes which range in retail price from $157,000 to $800,000. The Company's National RV subsidiary shipped 15 fewer Class A motorhomes, however, 165 more higher priced motorhomes with slide-out rooms were shipped than the same period last year. There was a 6 unit decrease in the sales of fifth-wheel products.
  Cost of goods sold for the three months ended March 31, 1997 increased by $20.5 million or 67.4% from the comparable period last year. The increase was primarily due to the increase in sales. Gross profit margin decreased to 13.0% for the current period as compared to 13.3% for the same period last year. The decrease was due primarily to manufacturing inefficiencies related to preparation for start up of the new manufacturing facility.
  Selling expense for the three months ended March 31, 1997 increased $1.2 million or 142.2% from the same period last year. The increase was due primarily to selling expenses of Country Coach. Higher unit selling expense is typical in the Highline market. Accordingly, as a percent of net sales, selling expense increased to 3.6% from 2.5% for the same period last year.
  General and administrative expense for the three months ended March 31, 1997 increased $0.7 million or 129.7% from the same period last year. The increase was due primarily to general and administrative expenses of Country Coach. As a percent of net sales, general and administrative expense increased to 2.2% from 1.6% for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

    MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  Amortization of intangibles increased $103,000 due to the Country Coach acquisition.
  As a result of the foregoing, operating income for the three months ended March 31, 1997 increased $0.9 million, or 26.6%. As a percent of net sales, operating income decreased to 7.0% from 9.3% for the same period last year.
  Net interest expense and other financing related costs for the three months ended March 31, 1997 increased income by $52,000 from the same period last year due primarily to a decrease in interest expense.
  As a result of the foregoing, income before taxes increased $0.9 million, or 29.0% to $4.1 million for the three months ended March 31, 1997. As a percent of net sales, income before taxes decreased to 7.0% from 9.0% for the same period last year.
  Provision for income taxes for the three months ended March 31, 1997 and 1996 was $1.7 million and $1.3 million, respectively. The effective tax rate increased to 41.5% from 40.5% for the same period last year. The increase was due primarily to a one-time tax adjustment related to the Company's deferred compensation plan and non-deductibility of goodwill.
  As a result, net income increased $0.5 million, or 26.7% to $2.4 million for the three months ended March 31, 1997, as compared to $1.9 million for the same period last year. As a percent of net sales, net income decreased to 4.1% from 5.4% for the same period last year.

PART II - OTHER INFORMATION
---------------------------
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

      None

B.  Form 8-K

      None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NATIONAL R.V. HOLDINGS, INC.
                                          (Registrant)

            Date: May 9, 1997       By /s/ WAYNE M. MERTES
                                    Wayne M. Mertes
                                    (President and Chief Executive Officer)

            Date: May 9, 1997       By /s/ KENNETH W. ASHLEY
                                    Kenneth W. Ashley
                                    (Chief Financial Officer and Treasurer)