Form 10-Q/A
period 1997-03-31
NATIONAL RV HOLDINGS INC
filed 1997-05-22
CIK 910655

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

YES X    NO__

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Outstanding at May 9, 1997
-----                               --------------------------
Common stock, par value                   6,243,932
$.01 per share
This Amendment No. 1 on Form 10-Q/A is being filed solely to add the attached
Exhibit 27