Form 10-Q
period 1997-06-30
NATIONAL RV HOLDINGS INC
filed 1997-08-12
CIK 910655

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997

{   } TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from ........ to .........

Commission file number: 0-22268

                          NATIONAL R.V. HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                       Delaware                                   33-0371079
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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at August 12, 1997
-----                                             ------------------------------
Common stock, par value                              6,247,533
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                          PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           June 30, 1997 and December 31, 1996                              3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1997 and 1996                4

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1997 and 1996                          5

           Consolidated Statement of Changes in Stockholders' Equity        6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 9

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                10

           Signature                                                       11

                     NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEET
                            (In thousands)
                              (Unaudited)
                                                June 30,     December 31,
                                                  1997          1996
                    ASSETS
Current Assets:
    Cash                                         $    891      $    819
    Trade receivables, less allowance for
       doubtful accounts of $177,000                9,088         5,522
    Inventories                                    35,991        34,015
    Deferred income taxes                           1,665         1,384
    Prepaid expenses                                1,425         1,232
                                                ----------   -----------
       Total current assets                        49,060        42,972
Goodwill                                            7,985         8,191
Restricted funds                                        -         1,210
Property, plant and equipment, net                 18,738        15,542
Other                                                 270           135
                                                ----------   -----------
                                                 $ 76,053      $ 68,050
                                                ==========   ===========
     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Line of credit                               $    -        $  1,400
    Current portion of long-term debt                 545           545
    Accounts payable                                9,652         7,736
    Accrued expenses                                5,550         3,738
                                                ----------   -----------
       Total current liabilities                   15,747        13,419
Deferred income taxes                               1,827         1,827
Long-term debt                                      7,130         7,272
Commitments and contingencies
Stockholders' equity:
    Preferred stock - $.01 par value; 5,000 shares
       authorized, 4,000 issued and outstanding         -             -
    Common stock - $.01 par value; 10,000,000 shares
       authorized                                      63            62
Additional paid-in capital                         34,652        34,344
Accumulated earnings                               16,634        11,126
                                                ----------   -----------
    Total stockholders' equity                     51,349        45,532
                                                ----------   -----------
                                                 $ 76,053      $ 68,050
                                                ==========   ===========

              See Notes to Consolidated Financial Statements

                                 NATIONAL R.V. HOLDINGS, INC.
                               CONSOLIDATED STATEMENT OF INCOME
                             (In thousands except per share data)
                                         (Unaudited)
                                       Three Months          Six Months
                                      Ended June 30,        Ended June 30,
                                     1997      1996        1997       1996
Net sales                           $ 69,191 $ 32,686   $ 127,787   $ 67,819
Cost of goods sold                    60,084   28,307     111,077     58,761
                                    -------- --------   ---------   --------
       Gross profit                    9,107    4,379      16,710      9,058
Selling expenses                       2,110      774       4,227      1,648
General and administrative expenses    1,522      636       2,783      1,185
Amortization of intangibles              104       -          207         -
                                    -------- --------   ---------   --------
       Operating income                5,371    2,969       9,493      6,225
Other expense (income):
    Interest expense                     101       77         150        195
    Interest income                      (37)     (65)        (70)      (136)
    Other financing related costs         42       37          61         77
                                    -------- --------   ---------   --------
       Income before income taxes      5,265    2,920       9,352      6,089
    Provision for income taxes         2,146    1,183       3,844      2,466
                                    -------- --------   ---------   --------
Net income                          $  3,119 $  1,737   $   5,508   $  3,623
Earnings per common share and
  common equivalent shares:
    Primary                         $   0.46 $   0.34   $    0.82   $   0.73
    Fully diluted                   $   0.46 $   0.34   $    0.81   $   0.71
Weighted average number of shares:
    Primary                            6,733    5,106       6,724      4,961
    Fully diluted                      6,802    5,120       6,759      5,082



                 See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)
                                                            Six Months
                                                           Ended June 30,
                                                         1997          1996
 Cash flows from operating activities:
     Net income                                        $ 5,508       $ 3,623
     Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation expense                             584           238
          Amortization of intangibles                      206             -
          (Increase) decrease in trade receivables      (3,566)        1,916
          Increase in inventories                       (1,976)       (1,553)
          Increase in prepaid expenses                    (193)         (133)
          Increase (decrease) in accounts payable        1,916          (262)
          Increase in accrued expenses                   1,812           958
          Increase in deferred income taxes               (281)         (299)
                                                      --------     ---------
            Net cash  provided by  operating
              activities                                 4,010         4,488
 Cash flows from investing activities:
     Purchases of property, plant and equipment         (3,780)       (2,498)
                                                      --------     ---------
            Net cash used by investing activities       (3,780)       (2,498)
 Cash flows from financing activities:
     Net payments under line of credit                  (1,400)       (1,900)
     Increase in other assets                             (135)
     Decrease in restricted funds                        1,210         2,079
     Principal payments on long-term debt                 (142)          (73)
     Proceeds from issuance of common stock                309         1,377
     Purchase of treasury stock                                         (289)
                                                      --------     ---------
            Net cash (used) provided by financing
               activities                                 (158)        1,194
                                                      --------     ---------
 Net increase in cash                                       72         3,184
 Cash beginning of period                                  819            73
                                                      --------     ---------
 Cash end of period                                    $   891       $ 3,257


              See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       (In thousands except shares)
                             (Unaudited)

                            Preferred  Common Stock   Paid-in Accumulated
                              Stock   Shares   Amount Capital  Earnings  Total
                              --------------------------------------------------
Balance, December 31, 1996    $ -   6,193,579  $ 62  $ 34,344 $ 11,126  $ 45,532
     Common Stock issued upon
       exercise of warrants           37,500     1        230                231
     Common Stock issued under
       option plan                    16,304     -         78                 78
     Net income                                                  5,508     5,508
                              --------------------------------------------------
Balance, June 30, 1997        $ -   6,247,383  $ 63   $ 34,652$ 16,634  $ 51,349





               See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - GENERAL

     In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiaries National R.V., Inc., and Country Coach, Inc. referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K.

NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                             June 30,          December 31,
                                               1997                1996
                                           ------------        ------------
Finished goods                             $  9,035,000        $  8,116,000
Work-in-process                              12,887,000          11,000,000
Raw materials                                 9,403,000           7,987,000
Chassis                                       4,666,000           6,912,000
                                           ------------        ------------
                                           $ 35,991,000        $ 34,015,000
                                           ============        ============

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------
   At June 30, 1997, the Company had working capital of $33.3 million compared to $29.6 million at December 31, 1996. Net cash provided by operating activities was $4.0 million for the six months ended June 30, 1997, compared to $4.5 million for the same period in 1996. An increase in net income, accounts payable and accrued expenses was offset somewhat by an increase in accounts receivable and inventories.

   Cash used by investing activities was $3.8 million compared to $2.5 million for the comparable period last year. The increase was primarily due to the construction of a new 154,000 square foot building.

   Cash used by financing activities was $0.2 million compared to net cash provided of $1.2 million for the comparable period last year. The change was primarily due to a lessor amount of common stock issued and restricted funds required for the new building this year as compared to last year.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations
---------------------
   Net sales for the second quarter of 1997 increased by $36.5 million or 111.7% from the comparable period last year. For the first half of 1997, the Company reported sales of $127.8 million, 88.4% higher than sales of $67.8 million for the first half of last year. This increase resulted primarily from the sale of 205 motorhomes at the Company's Country Coach subsidiary with no comparable sales for last year. The Company's National RV subsidiary shipped 104 more Class A motorhomes than last year and 387 more higher priced motorhomes with slide-out rooms were shipped than the same period last year. There was a 1 unit decrease in the sales of fifth-wheel products.

   Cost of goods sold of $60.1 million for the second quarter of 1997 resulted in a gross margin of 13.2% compared to a gross margin of 13.4% for the same period last year. Cost of goods sold of $111.1 million for the first half of 1997 resulted in a gross margin of 13.1% compared to a gross margin of 13.4% for the same period last year. The gross margin decrease was due primarily to start-up costs related to the new manufacturing facility.

   Selling expense for the second quarter of 1997 increased to $2.1 million or 3.0% of net sales, compared to $0.8 million or 2.4% of net sales for the same period last year. Selling expense for the first half of 1997 increased to $4.2 million or 3.3% of net sales, compared to $1.6 million or 2.4% of net sales for the same period last year. The increase was due primarily to higher selling expenses at Country Coach which are typical in the Highline market.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the second quarter of 1997 increased to $1.5 million or 2.2% of net sales, compared to $0.6 million or 1.9% of net sales for the same period last year. General and administrative expense for the first half of 1997 increased to $2.8 million or 2.2% of net sales, compared to $1.2 million or 1.7% of net sales for the same period last year. The increase was due primarily to the general and administrative expenses of Country Coach.

   Amortization of intangibles increased $0.1 million for the second quarter of 1997 and $0.2 million for the first half of 1997 due to the Country Coach acquisition.

   As a result of the foregoing, operating income for the second quarter of 1997 increased 80.9% to $5.4 million or 7.8% of net sales, compared to $3.0 million or 9.1% of net sales for the same period last year. Operating income for the first half of 1997 increased 52.5% to $9.5 million or 7.4% of net sales, compared to $6.2 million or 9.2% of net sales for the same period last year.

   Net interest expense and other financing related costs for the first half of 1997 increased $5,000.

   As a result of the foregoing, income before income taxes for the second quarter of 1997 increased to $5.3 million or 7.6% of net sales, compared to $3.0 million or 8.9% of net sales for the same period last year. Income before income taxes for the first half of 1997 increased to $9.4 million or 7.3% of net sales, compared to $6.1 million or 9.0% of net sales for the same period last year.

   Provision for income taxes for the second quarter of fiscal 1997 was $2.1 million compared to $1.2 million for the same period last year. Provision for income taxes for the first half of 1997 was $3.8 million compared to $2.5 million for the same period last year. The effective tax rate for the first half of 1997 was 41.1% compared to 40.5% for the same period last year. The increase was due primarily to a one-time tax adjustment related to the Company's deferred compensation plan and non-deductibility of goodwill.

   As a result of the foregoing, net income for the second quarter of 1997 increased to $3.1 million or 4.5% of net sales, compared to $1.7 million or 5.3% of net sales for the same period last year. Net income for the first half of 1997 increased to $5.5 million or 4.3% of net sales, compared to $3.6 million or 5.3% of net sales for the same period last year.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 28, 1977, the Company held its 1997 Annual Meeting of stockholders (the "Annual Meeting") . The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

         1. The Company's stockholders elected Gary L. Fuhrman and Neil H. Koffler as Class III Directors to serve until the 2000 Annual Meeting. Voting for the nominees for director was as follows; Gary L. Fuhrman. 4,933,492 shares FOR and 6,720 shares WITHHELD; and Neil H. Koffler; 4,933,367 shares FOR and 6,845 shares WITHHELD.

         2. The Company stockholders approved the adoption of the Company's 1996 Stock Option Plan. For the approval of the 1996 Stock Option Plan, the vote was 2,603,646 shares FOR; 218,705 shares AGAINST; and 13,350 shares ABSTAINING (and 2,104,511 broker not votes).

         3. The Company's stockholders approved the appointment of Price Waterhouse LLP, as the Company's auditor for the current fiscal year. For the appointment of Price Waterhouse LLP as the Company's auditor, the vote was 4,887,192 shares FOR; 2,100 shares AGAINST; and 920 shares ABSTAINING.

ITEM 5.  OTHER INFORMATION.

                On July 28, 1997, National R.V. Holdings, Inc. and its subsidiaries entered into two separate revolving credit facilities aggregating $40 million with Union Bank of California. National R.V. Holdings, $20 million credit facility will be available to finance potential acquisitions. National R.V. Holdings' two subsidiaries, National RV and Country Coach, jointly entered into a separate $20 million credit facility which will be available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the credit facilities will bear interest at the Bank's prime rate or at a LIBOR-based rate. Both credit facilities are secured by substantially all of the assets of the Company and its subsidiaries and contain, among other provisions, certain financial covenants, including net worth and debt covenants.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

10.1 Revolving Credit Agreement, dated as of July 28, 1997, between the Company and Union Bank of California, N.A.
10.2 Revolving Credit Agreement, dated as of July 28, 1997, among National R.V., Inc., Country Coach, Inc.
         and Union Bank of California, N.A.
99       Forward Looking Statements

B.  Reports on Form 8-K

      None
                                     -10-

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL R.V. HOLDINGS, INC.
                                       (Registrant)

         Date: August 12, 1997       By /s/ KENNETH W. ASHLEY

                                     Kenneth W. Ashley
                                     Senior Vice President and Chief Financial
                                      Officer (Principal Accounting and Finance
                                      Officer)

                                                           EXHIBIT 10.1

                          REVOLVING CREDIT AGREEMENT

                                   dated as of

                                   July 28, 1997

                                     between

                          NATIONAL R.V. HOLDINGS, INC.
                                  ("Borrower")

                                       and

                         UNION BANK OF CALIFORNIA, N.A.
                                    ("Bank")

                                  $20,000,000

                                TABLE OF CONTENTS

                                                                        Page(s)
                                 ARTICLE I
                DEFINITIONS AND INTERPRETATIONS...........................  1

1.1  Definitions..........................................................  1
     ADA..................................................................  1
     Affiliate............................................................  1
     Agreement............................................................  1
     Asset................................................................  1
     Asset Sale...........................................................  1
     Bank.................................................................  1
     Bank Expenses........................................................  2
     Bankruptcy Code......................................................  2
     Base LIBOR...........................................................  2
     Borrower.............................................................  2
     Borrowing............................................................  3
     Business Day.........................................................  3
     Capital Expenditures.................................................  3
     Capital Lease........................................................  3
     Capital Lease Obligations............................................  3
     Change of Control....................................................  3
     Closing Date.........................................................  3
     Consolidated Cash Interest Expense...................................  3
     Consolidated EBITDA..................................................  3
     Consolidated Net Income..............................................  4
     Consolidated Tangible Net Worth......................................  4
     Country Coach........................................................  4
     Country Coach/NRV Credit Agreement...................................  4
     Credit Document(s)...................................................  4
     Debt.................................................................  5
     Debt Service.........................................................  5
     Dollars..............................................................  5
     ERISA................................................................  5
     ERISA Event..........................................................  5
     ERISA Group..........................................................  5
     Event of Default.....................................................  6
     Facility Fee.........................................................  6
     Financial Statement(s)...............................................  6
     GAAP.................................................................  6
     Governing Documents..................................................  6
     Governmental Authority...............................................  6
     Guarantor(s).........................................................  6
     Guaranty.............................................................  6
     Guarantees...........................................................  6
     Hazardous Materials..................................................  7
     Indemnified Person(s)................................................  7
                                        i

     Insolvency Proceeding................................................  7
     Interest Payment Date................................................  7
     Interest Period......................................................  7
     Internal Revenue Code................................................  8
     Investment and Distribution Basket...................................  8
     knowledge of Borrower................................................  8
     Lending Office.......................................................  8
     LIBOR Business Day...................................................  8
     LIBOR Lending Rate...................................................  8
     LIBOR Lending Rate Portion...........................................  8
     LIBOR Reserve Percentage.............................................  8
     Lien.................................................................  9
     Loan(s)..............................................................  9
     Material Adverse Effect..............................................  9
     Maturity Date........................................................  9
     Multiemployer Plan...................................................  9
     NRV..................................................................  9
     Note.................................................................  9
     Notice of Borrowing..................................................  9
     Notice of Conversion or Continuation.................................  9
     Obligations.......................................................... 10
     Operating Lease...................................................... 10
     Participant.......................................................... 10
     PBGC................................................................. 10
     Permitted Debt....................................................... 10
     Permitted Investments................................................ 10
     Permitted Liens...................................................... 11
     Person............................................................... 12
     Plan................................................................. 12
     Purchase Money Lien.................................................. 12
     Quarterly Compliance Certificate..................................... 12
     Real Estate Leases................................................... 12
     Reference Lending Rate............................................... 12
     Reference Lending Rate Portion....................................... 12
     Reference Rate....................................................... 12
     Regulation D......................................................... 12
     Reportable Event..................................................... 13
     Responsible Officer.................................................. 13
     Retiree Health Plan.................................................. 13
     Revolving Credit Commitment.......................................... 13
     Revolving Loans...................................................... 13
     Revolving Loans Daily Balances....................................... 13
     Security Agreement (Borrower)........................................ 13
     Security Agreement (Guarantor)....................................... 13
     Solvent.............................................................. 13
     Stock Pledge Agreement............................................... 14
     Subsidiary........................................................... 14
     Swaps................................................................ 14
     Taxes................................................................ 14
     Transferee........................................................... 14
                                       ii

     Unfunded Liabilities................................................. 14
     Unmatured Event of Default........................................... 14
     Working Capital...................................................... 15
1.2  Accounting Terms and Determinations.................................. 15
1.3  Computation of Time Periods.......................................... 15
1.4  Construction......................................................... 15
1.5  Exhibits and Schedules............................................... 15
1.6  No Presumption Against Any Party..................................... 15
1.7  Independence of Provisions........................................... 15

                           ARTICLE II
             TERMS OF THE CREDIT FACILITIES............................... 16
2.1  [Intentionally Omitted].............................................. 16
2.2  Revolving Loans...................................................... 16
2.3  [Intentionally Omitted].............................................. 16
2.4  Interest Rates; Payments of Interest................................. 16
2.5  Notice of Borrowing Requirements..................................... 18
2.6  Conversion or Continuation Requirements.............................. 18
2.7  LIBOR Costs.......................................................... 19
2.8  Illegality; Impossibility............................................ 20
2.9  Disaster............................................................. 21
2.10 Increased Risk-Based Capital Cost.................................... 21
2.11 Note; Statements of Obligations...................................... 22
2.12 Holidays............................................................. 22
2.13 Time and Place of Payments........................................... 22
2.14 Facility Fee......................................................... 23
2.15 Maturity Date........................................................ 23

                                   ARTICLE III

                   CONDITIONS PRECEDENT................................... 23
3.1  Conditions to Initial Loan........................................... 23
3.2  Conditions to all Loans.............................................. 25

                                   ARTICLE IV
                   REPRESENTATIONS AND WARRANTIES......................... 25
4.1  Legal Status......................................................... 26
4.2  No Violation; Compliance............................................. 26
4.3  Authorization; Enforceability........................................ 26
4.4  Approvals; Consents.................................................. 26
4.5  Liens................................................................ 26
4.6  Debt................................................................. 26
4.7  Litigation........................................................... 27
4.8  No Default........................................................... 27
4.9  Subsidiaries......................................................... 27
4.10 Taxes................................................................ 27
4.11 Correctness of Financial Statements.................................. 27
4.12 ERISA................................................................ 27
                                       iii

4.13 Other Obligations..................................................... 28
4.14 Public Utility Holding Company Act.................................... 28
4.15 Investment Company Act................................................ 28
4.16 Patents, Trademarks, Copyrights, and Intellectual Property, etc....... 28
4.17 Environmental Condition............................................... 28
4.18 Compliance With ADA................................................... 29

                                    ARTICLE V
                   AFFIRMATIVE COVENANTS................................... 29

5.1  Punctual Payments..................................................... 29
5.2  Books and Records..................................................... 29
5.3  Financial Statements.................................................. 29
5.4  Existence; Compliance with Law........................................ 30
5.5  Insurance............................................................. 31
5.6  Assets................................................................ 32
5.7  Taxes and Other Liabilities........................................... 32
5.8  Financial Condition................................................... 32
5.9  Notice to Bank........................................................ 32
5.10 Employee Benefits..................................................... 33
5.11 Further Assurances.................................................... 34
5.12 Real Estate Leases.................................................... 34
5.13 Environment........................................................... 34
5.14 ADA................................................................... 34

                                   ARTICLE VI
                   NEGATIVE COVENANTS...................................... 35

6.1  Use of Funds; Margin Regulation....................................... 35
6.2  Debt.................................................................. 35
6.3  Liens................................................................. 35
6.4  Merger, Consolidation, Transfer of Assets............................. 35
6.5  Equipment Leases...................................................... 36
6.6  Sales and Leasebacks.................................................. 36
6.7  Asset Sales........................................................... 36
6.8  Investments; New Subsidiaries......................................... 37
6.9  Character of Business................................................. 40
6.10 Distributions......................................................... 40
6.11 Guaranty.............................................................. 41
6.12 Capital Expenditures.................................................. 41
6.13 Transactions with Affiliates.......................................... 41
6.14 Change of Control..................................................... 41
6.15 Transactions Under ERISA.............................................. 41

                                   ARTICLE VII
                   EVENTS OF DEFAULT AND REMEDIES.......................... 42
7.1  Events of Default..................................................... 42
7.2  Remedies.............................................................. 44
                                       iv

7.3  Remedies Cumulative................................................... 45

                                  ARTICLE VIII
                   TAXES................................................... 45

8.1  Taxes on Payments..................................................... 45
8.2  Indemnification For Taxes............................................. 45
8.3  Evidence of Payment................................................... 45

                                   ARTICLE IX
                   MISCELLANEOUS........................................... 46

9.1  Notices............................................................... 46
9.2  No Waivers............................................................ 46
9.3  Bank Expenses; Documentary Taxes; Indemnification..................... 46
9.4  Amendments and Waivers................................................ 47
9.5  Successors and Assigns; Participations; Disclosure.................... 47
9.6  Counterparts; Effectiveness; Integration.............................. 48
9.7  Severability.......................................................... 48
9.8  GOVERNING LAW......................................................... 48
9.9  Dispute Resolution.................................................... 49
9.10 Confidentiality....................................................... 49
                                        v

                             EXHIBITS AND SCHEDULES


Exhibit 1.1G        -             Form of Continuing Guaranty

Exhibit 1.1S-1      -             Form of Security Agreement (Guarantor)

Exhibit 1.1S-2      -             Form of Stock Pledge Agreement

Exhibit 2.5(b)      -             Form of Notice of Borrowing

Exhibit 2.6(b)      -             Form of Notice of Conversion or Continuation

Exhibit 3.1(b)      -             Form of Opinions of Borrower's Counsel

Exhibit 5.3(c)      -             Form of Quarterly Compliance Certificate

Schedule 1.1P       -             Permitted Debt

Schedule 4.9        -             Subsidiaries

Schedule 4.12       -             Employee Benefit Plans
                                       vi

                           REVOLVING CREDIT AGREEMENT

   This REVOLVING CREDIT AGREEMENT, dated as of July 28, 1997, is entered into between Borrower and Bank.

                             The parties hereto hereby agree as follows:

                                    ARTICLE I

                         DEFINITIONS AND INTERPRETATIONS

1.1 Definitions. The following terms, as used herein, shall have the following meanings:

                            "ADA" means the Americans with Disabilities Act,
42 U.S.C. ss. 12101, et. seq., and all applicable rules and regulations promulgated thereunder.

                            "Affiliate" means any Person (i) that, directly or
indirectly, controls, is controlled by or is under common control with Borrower or any Subsidiary of Borrower; (ii) which directly or indirectly beneficially owns or controls five percent (5%) or more of any class of voting stock of Borrower or any Subsidiary of Borrower; or (iii) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by Borrower or any Subsidiary of Borrower. For purposes of the foregoing, "control" (including "controlled by" and "under common control with") shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

                           "Agreement" means this Revolving Credit Agreement,
together with any concurrent or subsequent rider, amendment, schedule or exhibit to this Revolving Credit Agreement.

                           "Asset" means any interest of a Person in any kind of
property or asset, whether real, personal, or mixed real and personal, and whether tangible or intangible.

                            "Asset Sale" means any sale, transfer or other
disposition of any of Borrower's or any of its Subsidiary's businesses or Assets now owned or hereafter acquired (other than any sale, transfer or other disposition of inventory in the ordinary course of business), including shares of stock and indebtedness of any Subsidiary, receivables and leasehold interests.

                            "Bank" means Union Bank of California, N.A.

                            "Bank Expenses" means (i) all reasonable expenses of
Bank paid or incurred in connection with Bank's due diligence and investigation of Borrower, including appraisal, filing, recording, documentation, publication and search fees and other such expenses, and all reasonable attorneys' fees and expenses (including attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code and including the allocated cost of Bank's in-house legal counsel and professional staff) incurred in connection with the structuring, negotiation, drafting, preparation, execution and delivery of this Agreement, the Credit Documents, and any and all other documents, instruments and agreements entered into in connection herewith; (ii) all reasonable expenses of Bank, including attorneys' fees and expenses (including attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code and including the allocated cost of Bank's in-house legal counsel and professional staff) paid or incurred in connection with the negotiation, preparation, execution and delivery of any waiver, forbearance, consent, amendment or addition to this Agreement or any Credit Document, or the termination hereof and thereof; (iii) all reasonable costs or expenses paid or advanced by Bank which are required to be paid by Borrower under this Agreement or the Credit Documents, including taxes and insurance premiums of every nature and kind of Borrowers; and (iv) if an Event of Default occurs, all reasonable expenses paid or incurred by Bank, including attorneys' fees and expenses (including attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code and including the allocated cost of Bank's in-house legal counsel and professional staff), costs of collection, suit, arbitration, judicial reference and other enforcement proceedings, and any other reasonable out-of-pocket expenses incurred in connection therewith or resulting therefrom, whether or not suit is brought, or in connection with any refinancing or restructuring of the Obligations and the liabilities of Borrower under this Agreement, any of the Credit Documents, or any other document, instrument or agreement entered into in connection herewith in the nature of a "workout."

                            "Bankruptcy Code" means The Bankruptcy Reform Act of
1978 (Pub. L. No. 95-598; 11 U.S.C. ss.ss. 101 et seq.), as amended or supplemented from time to time, or any successor statute, and any and all rules and regulations issued or promulgated in connection therewith.

                            "Base LIBOR" applicable to any Interest Period for a
LIBOR Lending Rate Portion means the offered rate per annum (rounded upward to the nearest one-hundredth of one percent (.01%)), if any, to first-class banks in the LIBOR market quoted by Bank at 11:00 a.m. California time, two (2) LIBOR Business Days prior to the first day of such Interest Period for Dollar deposits of an amount comparable to the principal amount of the LIBOR Lending Rate Portion for which the LIBOR Lending Portion is being determined with maturities comparable to the Interest Period for which such LIBOR Lending Rate will apply.

                             "Borrower" means National R.V. Holdings, Inc., a
Delaware corporation.

                             "Borrowing" means a borrowing of a Revolving Loan
pursuant to the terms hereof.

                           "Business Day" means any day other than a Saturday, a
Sunday, or a day on which commercial banks in the City of Los Angeles, California are authorized or required by law or executive order or decree to close.

                             "Capital Expenditures" means expenditures made and
liabilities incurred by any Person for the acquisition, construction or maintenance of any fixed Assets or improvements, replacements, substitutions, or additions thereto that have a useful life of more than one (1) year, including the direct or indirect acquisition of such Assets by way of increased product or service charges, offset items, or otherwise, including the current expense portion of all Capital Leases and Operating Leases, but excluding the current portion of any Debt used to finance such Capital Expenditures, calculated in accordance with GAAP.

               "Capital Lease" means any lease of an Asset by a Person as lessee which would, in conformity with GAAP, be required to be accounted for as a capital lease on the balance sheet of that Person.

                 "Capital Lease Obligations" of a Person means the amount of the obligations of such Person under all Capital Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with GAAP.

            "Change of Control" shall be deemed to have occurred at such time as a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934), other than any Affiliates of Siegler, Collery & Co., becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 25% of the total voting power of all classes of stock then outstanding of Borrower normally entitled to vote in the election of directors.

           "Closing Date" means the date when all of the conditions set forth in
Section 3.1 have been fulfilled to the satisfaction of Bank and its counsel.

            "Consolidated Cash Interest Expense" means the consolidated interest payable in cash accrued for the immediately preceding twelve (12) month period on Borrower's and its Subsidiaries consolidated Debt, including the interest portion of Borrower's and its Subsidiaries' consolidated Capital Lease Obligations, prepared on a consolidated basis in accordance with GAAP.

            "Consolidated EBITDA" means, as of the date of determination for the prior twelve (12) month period, the amount calculated as the sum (but without duplication) of (a) Consolidated Net Income, (b) Consolidated Cash Interest Expense, (c) actual taxes paid in cash by Borrower on a consolidated basis which reduced Consolidated Net Income,

(d) total depreciation expense, (e) total amortization expense, (f) other non-cash items reducing Consolidated Net Income, and (g) whether or not otherwise includable as a separate item in the statement of such Consolidated Net Income for such period, losses on sales of Assets less the amounts for such period of non-cash items increasing Consolidated Net Income, whether or not otherwise includable for such period, gains on the sale of Assets, all of the foregoing prepared on a consolidated basis for Borrower and its Subsidiaries in accordance with GAAP.

             "Consolidated Net Income" means, with respect to any fiscal period, the consolidated net income of Borrower and its Subsidiaries reflected on Borrower's Financial Statement for such period, prepared on a consolidated basis in accordance with GAAP.

                      "Consolidated Tangible Net Worth" means, as of the date of determination, Borrower's and its Subsidiaries' consolidated net worth (i) excluding patents, licenses, trademarks, trade names, goodwill and other intangible Assets, organizational expenses and monies due from Affiliates
(including officers, shareholders and directors), but (ii) including the aggregate principal amount of any subordinated Debt issued by Borrower which has been approved in writing by Bank; all of the foregoing calculated in accordance with GAAP.

               "Country Coach" means Country Coach, Inc., an Oregon corporation.

               "Country Coach/NRV Credit Agreement" means that certain Amended and Restated Revolving Credit Agreement, dated as of even date herewith, among Country Coach/NRV and Bank, as amended or restated from time to time.

               "Credit Document(s)" means each of the following documents, instruments, and agreements individually or collectively, as the context requires, and any amendments, replacements, substitutions, renewals, refinancings or restatements thereto or thereof:

               (i)   the Note;

               (ii)  the Security Agreement (Borrower);

               (iii) the Guaranties;

               (iv)  the Security Agreements (Guarantor);

               (v)   the Stock Pledge Agreements; and

               (vi) such other documents, instruments, and agreements (including financing statements and fixture filings) as Bank may reasonably request in connection with the transactions contemplated hereunder or to perfect or protect the liens and security interests granted to Bank in connection herewith.

             "Debt" means, as of the date of determination, the sum, but without duplication, of any and all of a Person's: (i) indebtedness heretofore or hereafter created, issued, incurred or assumed by such Person (directly or indirectly) for or in respect of money borrowed; (ii) Capital Lease Obligations;
(iii) obligations evidenced by bonds, debentures, notes, or other similar instruments; (iv) obligations for the deferred purchase price of property or services (including trade obligations); (v) current liabilities in respect of unfunded vested benefits under any Plan; (vi) obligations under letters of credit; (vii) obligations under acceptance facilities; (viii) obligations under all guaranties, endorsements (other than for collection or deposit in the ordinary course of business), and other contingent obligations to purchase, to provide funds for payment, or supply funds to invest in any other Person, or otherwise to assure a creditor against loss; (ix) obligations secured by any Lien, whether or not such obligations have been assumed; and (x) Swaps.

             "Debt Service" means, as of the date of determination for the prior twelve (12) month period, (i) all payments of principal due and payable on the current portion of Borrower's long-term Debt during such period, (ii) the Consolidated Cash Interest Expense due and payable during such period, including all interest payments due and payable during such period pursuant to Section 2.4(e), (iii) Borrower's Capital Lease Obligations due and payable during such period, and (iv) Borrower's federal, state and local taxes due and payable during such period.

             "Dollars" or "$" means lawful currency of the United States of America.

             "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, or any successor statute, and any and all regulations thereunder.

             "ERISA Event" means (a) a Reportable Event with respect to a Plan or Multiemployer Plan, (b) the withdrawal of a member of the ERISA Group from a Plan during a plan year in which it was a "substantial employer" (as defined in Section 4001(a)(2) of ERISA), (c) the providing of notice of intent to terminate a Plan in a distress termination (as described in Section 4041(c) of ERISA), (d) the institution by the PBGC of proceedings to terminate a Plan or Multiemployer Plan, (e) any event or condition (i) that provides a basis under Section 4042(a)(1), (2), or (3) of ERISA for the termination of or the appointment of a trustee to administer, any Plan or Multiemployer Plan, of (ii) that may result in termination of a Multiemployer Plan pursuant to Section 4041A of ERISA, (f) the partial or complete withdrawal within the meaning of Sections 4203 and 4205 of ERISA of a member of the

ERISA Group from a Multiemployer Plan, or (g) providing any security to any Plan under Section 401(a)(29) of the IRC by a member of the ERISA Group.

             "ERISA Group" means Borrower and all members of a controlled group of corporations and all trades or business (whether or not incorporated) under common control which, together with Borrower are treated as a single employer under Section 414 of the Internal Revenue Code.

             "Event of Default" has the meaning set forth in Section 7.1.

             "Facility Fee" has the meaning set forth in Section 2.14.

           "Financial Statement(s)" means, with respect to any accounting period of any Person, statements of income and statements of cash flows of such Person for such period, and balance sheets of such Person as of the end of such period, setting forth in each case in comparative form figures for the corresponding period in the preceding fiscal year or, if such period is a full fiscal year, corresponding figures from the preceding annual audit, all prepared in reasonable detail and in accordance with GAAP, subject to year-end adjustments in the case of monthly or quarterly Financial Statements. Financial Statement(s) shall include the schedules thereto and annual Financial Statements shall also include the footnotes thereto.

             "GAAP" means generally accepted accounting principles in the United States of America, consistently applied, which are in effect as of the date of this Agreement. If any changes in accounting principles from those in effect on the date hereof are hereafter occasioned by promulgation of rules, regulations, pronouncements or opinions by or are otherwise required by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants (or successors thereto or agencies with similar functions), and any of such changes results in a change in the method of calculation of, or affects the results of such calculation of, any of the financial covenants, standards or terms found herein, then the parties hereto agree to enter into and diligently pursue negotiations in order to amend such financial covenants, standards or terms so as to equitably reflect such changes, with the desired result that the criteria for evaluating financial condition and results of operations of Borrower and the Subsidiaries shall be the same after such changes as if such changes had not been made.

              "Governing   Documents"  means  the  certificate  or  articles  of
incorporation, by-laws, or other organizational or governing documents of any Person.

              "Governmental  Authority" means any federal, state, local or other governmental department, commission, board, bureau, agency, central bank, court, tribunal or other instrumentality or authority or subdivision thereof, domestic or foreign, exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

              "Guarantor(s)" means, individually or collectively, as the context requires, Country Coach, NRV, all hereafter formed or acquired Subsidiaries of Borrower, and every other Person who now or hereafter executes a Guaranty in favor of Bank with respect to the Obligations.

          "Guaranty" and "Guarantees" means, individually or collectively as the context requires, each certain Continuing Guaranty, now or hereafter executed by a Guarantor in favor of Bank, substantially in the form of Exhibit 1.1G.

             "Hazardous Materials" means all or any of the following: (a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," "hazardous materials," "hazardous wastes," "toxic substances," or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, or "EP toxicity" or are otherwise regulated for the protection of persons, property or the environment; (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources; (c) any flammable substances or explosives or any radioactive materials; and (d) asbestos in any form or electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty (50) parts per million.

              "Indemnified Person(s)" has the meaning given to such term in
Section 9.3(c).

              "Insolvency Proceeding" means any proceeding commenced by or against any Person, under any provision of the Bankruptcy Code, or under any other bankruptcy or insolvency law, including, but not limited to, assignments for the benefit of creditors, formal or informal moratoriums, compositions, or extensions with some or all creditors.

             "Interest Payment Date" means: the last Business Day of each and every month and the Maturity Date.

             "Interest Period" means, with respect to each LIBOR Lending Rate Portion, the period commencing on the date of such LIBOR Lending Rate Portion and ending on the numerically corresponding day one (1), two (2), three (3) or six (6) months thereafter as Borrower may elect pursuant to the applicable Notice of Borrowing or Notice of Conversion or Continuation; provided, however, that:

            (a) any Interest Period which would otherwise end on a day which is not a LIBOR Business Day shall be extended to the next succeeding LIBOR Business Day unless such LIBOR Business Day falls in another calendar month in which case such Interest Period shall end on the immediately preceding LIBOR Business Day;

             (b) any Interest Period which begins on the last LIBOR Business Day of the calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last LIBOR Business Day of the calendar month in which it would have ended if there were a numerically corresponding day in such calendar month; and

             (c) no Interest Period may extend beyond the Maturity Date.

             "Internal Revenue Code" means the Internal Revenue Code of 1986, as supplemented and amended from time to time, or any successor statute, and any and all regulations and rules promulgated thereunder.

             "Investment and Distribution Basket" shall mean the sum of (i) Ten Million Dollars ($10,000,000), plus (ii) an amount equal to 100% of the net amount of all additional equity contributions in Borrower on a cumulative basis from the Closing Date, plus (iii) all Debt included in item (iii) of the definition of "Permitted Debt."

             "knowledge of Borrower" means the actual knowledge of a Responsible Officer of Borrower.

             "Lending Office" means Bank's office located at its address set forth on the signature pages hereof, or such other office of Bank as it may hereafter designate as its Lending Office by notice to Borrower.

             "LIBOR Business Day" means any Business Day on which major commercial banks are open for international business (including dealings in Dollar deposits) in Los Angeles, California and London, England.

             "LIBOR Lending Rate" means, with respect to a LIBOR Lending Rate Portion, the rate per annum (rounded upwards if necessary to the nearest whole one-hundredth of one percent (.01%)), determined as the sum of: (a) the quotient of: (i) Base LIBOR for the relevant Interest Period of such LIBOR Lending Rate Portion; divided by (ii) the number equal to one hundred percent (100%) minus the LIBOR Reserve Percentage with respect to such Interest Period; plus (b) one and one-quarter (1.25) percentage points. The LIBOR Lending Rate shall be adjusted automatically on the effective date of any change in the LIBOR Reserve Percentage, such adjustment to affect any LIBOR Lending Rate Portion outstanding on such effective date to the extent such change is applied retroactively to eurocurrency funding of a member bank in the Federal Reserve System. Each determination of a LIBOR Lending Rate by Bank, including, but not limited to, any determination as to the applicability or allocability of reserves to eurocurrency liabilities or as to the amount of such reserves, shall be conclusive and final in the absence of manifest error.

             "LIBOR Lending Rate Portion" means any portion of any Loan designated by Borrower as bearing interest at the LIBOR Lending Rate pursuant to
Section 2.5 or 2.6.

             "LIBOR Reserve Percentage" means, for any Interest Period of any LIBOR Lending Rate Portion, the daily average of the stated maximum rate (rounded upward to the nearest one-hundredth of one percent (.01%)), as determined by Bank in accordance with its usual procedures (which determination shall be conclusive in the absence of manifest error), at which reserves are required to be maintained during such Interest Period (including supplemental, marginal, and emergency reserves) under Regulation D by Bank against
"Eurocurrency liabilities" (as such term is defined in Regulation D), but without benefit or credit of proration, exemptions, or offsets that might otherwise be available to Bank from time to time under Regulation D. Without limiting the generality of the foregoing, "LIBOR Reserve Percentage" shall include any other reserves required to be maintained by Bank against (i) any category of liabilities that includes deposits by reference to which the LIBOR Lending Rate for a LIBOR Lending Rate Portion is being determined and (ii) any category of extension of credit or other assets that includes LIBOR Lending Rate Portion.
             "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement or other preferential arrangement, lien, charge or encumbrance (including, any conditional sale or other title retention agreement, or finance lease) of any kind.

             "Loan(s)" means the Revolving Loans.

            "Material Adverse Effect" means a material adverse effect on (i) the business, Assets, condition (financial or otherwise), results of operations, or reasonably foreseeable business prospects of Borrower, the Subsidiaries of Borrower and Guarantors, taken as a whole, (ii) the ability of Borrower to perform its obligations under this Agreement (including, without limitation, repayment of the Obligations as they come due), or the ability of any Guarantor to perform its obligations under the Guaranty to which it is a party, or (iii) the validity or enforceability of this Agreement, the Credit Documents, or the rights or remedies of Bank hereunder and thereunder.

             "Maturity Date" means July 28, 1999.

             "Multiemployer Plan" means a "multiemployer plan" as defined in ss. 4001(a)(3) of ERISA or ss. 3(37) of ERISA to which any member of the ERISA Group has contributed, or was obligated to contribute, within the preceding six plan years (while a member of such ERISA Group) including for these purposes any Person which ceased to be a member of the ERISA Group during such six year period.

             "NRV" means National R.V., Inc., a California corporation.

             "Note" means that certain Secured Promissory Note, dated as of even date herewith, executed by Borrower to the order of Bank, in the amount of Twenty Million Dollars ($20,000,000) to evidence the Loans

             "Notice of Borrowing" means an irrevocable notice from Borrower to Bank of Borrower's request for a Borrowing pursuant to the terms of Section 2.5, substantially in the form of Exhibit 2.5(b).

             "Notice of Conversion or Continuation" means a written notice given pursuant to the terms of Section 2.6(b), substantially in the form of Exhibit 2.6(b).

             "Obligations" means any and all debt and obligations of Borrower owing to Bank and to its successors and assigns, previously, now, or hereafter incurred, and howsoever evidenced, whether direct or indirect, absolute or contingent, joint or several, liquidated or unliquidated, voluntary or involuntary, due or not due, legal or equitable, whether incurred before, during, or after any Insolvency Proceeding, and whether recovery thereof is or becomes barred by a statute of limitations or is or becomes otherwise unenforceable or unallowable as claims in any Insolvency Proceeding, together with all interest thereupon (including all interest accruing during the pendency of an Insolvency Proceeding). The Obligations shall include, without limiting the generality of the foregoing, all principal and interest owing under the Loans, all Bank Expenses, the Facility Fee, any other fees and expenses due hereunder, and all other indebtedness evidenced by this Agreement and/or the Note.

            "Operating Lease" means any lease of an Asset by a Person which, in conformity with GAAP, is not a Capital Lease.

            "Participant" has the meaning set forth in Section 9.5(d).

            "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

            "Permitted Debt" means (i) Debt owing to Bank in accordance with the terms of this Agreement and the Credit Documents and the Country Coach/NRV Credit Agreement, (ii) Debt in the maximum principal amount of One Hundred Thousand Dollars ($100,000) secured by Purchase Money Liens, (iii) Debt which is approved in writing by Bank and which is subordinated to the Obligations pursuant to a subordination agreement in form and substance satisfactory to Bank, (iv) Debt approved in writing by Bank and listed on

Schedule 1.1P, (v) Debt owing by any Subsidiary to Borrower or by Borrower to any Subsidiary in accordance with Section 6.8(d) of this Agreement or Section 6.8(b) of the Country Coach/NRV Credit Agreement, and (vi) any Debt assumed in connection with any acquisition effected pursuant to Section 6.8(c), provided that after giving effect to such acquisition, no Event of Default has occurred or will result therefrom.

             "Permitted Investments" means any of the following investments denominated and payable in Dollars, maturing within one year from the date of acquisition, selected by Borrower: (i) marketable direct obligations issued or unconditionally guaranteed by the United States government or issued by any agency thereof and backed by the full faith and credit of the United States;
(ii) marketable direct obligations issued by any state of the United States or any political subdivision of any such state or any public instrumentality thereof and, at the time of acquisition, having the highest credit rating obtainable from either Standard & Poor's Corporation ("S&P") or Moody's Investors Service, Inc. ("Moody's"); (iii) commercial paper or corporate promissory notes bearing at the time of acquisition the highest credit rating either of S&P or Moody's issued by United States, Canadian, European or Japanese bank holding companies or industrial or financial companies; (iv) certificates of deposit issued by and bankers acceptances of and interest bearing deposits with Bank; and (v) money market funds organized under the laws of the United States or any state thereof that invest predominantly in any of the foregoing investments permitted under clauses (i), (ii), (iii) and (iv).

             "Permitted Liens" means (i) Liens for current taxes, assessments or other governmental charges which are not delinquent or remain payable without any penalty or are being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture, (ii) Liens in favor of Bank, (iii) statutory Liens, such as mechanics', materialmen's, landlord's, warehousemen's, and carriers' liens, and other similar liens, other than those described in clause (i) above, arising in the ordinary course of business with respect to obligations which are not delinquent or are being contested in good faith by appropriate proceedings, provided that, if delinquent, adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture, (iv) Purchase Money Liens securing Debt described in clause (ii) of the definition of Permitted Debt in this Agreement, (v) judgment and other similar Liens arising in connection with court proceedings (not otherwise an Event of Default), provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being contested in good faith and by appropriate proceedings, (vi) Liens (other than Liens created or imposed under ERISA) incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive in any case of obligations incurred in connection with the borrowing of money or the obtaining of advances or credit), (vii) easements, licenses, rights-of-way and other rights and privileges in the nature of easements and similar Liens incidental to the ownership of property, which are necessary for the conduct of the activities of Borrower and its Subsidiaries or which customarily exist on properties of corporations engaged in similar activities and similarly situated and not incurred in connection with the borrowing of money or the obtaining of advances or credit and (viii) in the case of any Person which hereafter becomes a Subsidiary pursuant to Section 6.8(b), any Lien in respect of its property existing at the time such Person becomes a Subsidiary which is approved in writing by Bank, provided that (x) in the case of an acquisition of Assets of a Person becoming a Subsidiary, such Lien was not created in contemplation of such event, and (y) no such Lien shall at any time extend to or cover any Asset of Borrower or any Subsidiary other than the acquired Assets on which it was originally imposed and improvements thereto and proceeds thereof, and (ix) in the case of any Person which hereafter becomes a Subsidiary pursuant to Section 6.8(c) or in the case of an acquisition of Assets pursuant to Section 6.8(c), any Lien in respect of the Subsidiary's property at the time such Person becomes a Subsidiary or such Assets, as the case may be, provided that (x) such Lien was not created in contemplation of such event and (y) no such Lien shall at any time extend to or cover any Asset of Borrower or any Subsidiary other than the Assets on which it was originally imposed and improvements thereto and proceeds thereof.

          "Person" means and includes natural persons, corporations, limited partnerships, general partnerships, limited liability companies, limited liability partnerships, joint stock companies, joint ventures, associations, companies, trusts, banks, trust companies, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

         "Plan" means an "employee benefit plan" as defined in ss. 3(3) of ERISA in which any personnel of any member of the ERISA Group participate or from which any such personnel may derive a benefit, excluding any Multiemployer Plan, but including any plan either established or maintained by any member of the ERISA Group or to which such Person contributes under the laws of any foreign country.

                   "Purchase Money Lien" means a Lien on any Asset acquired by Borrower or any of its Subsidiaries after the Closing Date; provided that (i) such Lien attaches only to the Asset being acquired; (ii) in the case of any individual Asset whose fair market value or cost exceeds $25,000, a description of the Asset being acquired is furnished to Bank; and (iii) the Debt incurred in connection with such acquisition does not exceed one hundred percent (100%) of the purchase price of such Asset.

            "Quarterly Compliance Certificate" means a certificate of compliance to be delivered quarterly in accordance with Section 5.3(c), substantially in the form of Exhibit 5.3(c).

       "Real Estate Leases" means all of the leases with respect to any interest in real property now or hereinafter entered into by Borrower as a tenant, or which have been, or are in the future, being purchased, assigned or sublet to Borrower as a tenant.

           "Reference Lending Rate" means the Reference Rate.

           "Reference Lending Rate Portion" means any portion of any Loan designated by Borrower as bearing interest at the Reference Lending Rate pursuant to Section 2.5 or 2.6.

           "Reference Rate" means the rate of interest announced by Bank at its corporate headquarters as its reference rate and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. The Reference Rate is determined by Bank from time to time as a means of pricing credit extensions to some customers and is neither directly tied to some external rate of interest or index nor necessarily the lowest rate of interest charged by Bank at any given time for any particular class of customers or credit extensions.

           "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System, as such regulation may be amended or supplemented from time to time.

           "Reportable Event" means any of the events described in Section 4043(c) of ERISA other than a Reportable Event as to which the provision of 30 days notice to the PBGC is waived under applicable regulations.

           "Responsible Officer" means either the president, the chief financial officer or any vice president of a Person, or such other officer, employee, or agent of such Person designated by a Responsible Officer in a writing delivered to Bank.

           "Retiree Health Plan" means an "employee welfare benefit plan" within the meaning of Section 3(1) of ERISA that provides benefits to individuals after termination of their employment, other than as required by Section 601 of ERISA.

           "Revolving Credit Commitment" means Twenty Million Dollars ($20,000,000).

           "Revolving Loans" means the revolving loans made by Bank to Borrower pursuant to Section 2.2.

           "Revolving Loans Daily Balances" means the amount determined by taking the amount of the obligations owed under the Revolving Loans at the beginning of a given day, adding any new Revolving Loans advanced or incurred on such date, and subtracting any payments or collections on the Revolving Loans which are deemed to be paid on that date under the provisions of this Agreement.

           "Security   Agreement   (Borrower)"   means  that  certain   Security
Agreement, dated as of even date herewith, between Borrower and Bank.

           "Security   Agreement   (Guarantor)"   means  each  certain  Security
Agreement now or hereafter entered into between a Guarantor, on the one hand, and Bank, on the other hand, substantially in the form of Exhibit 1.1S-1.

     "Solvent" means, with respect to any Person on the date any determination thereof is to be made, that on such date: (a) the present fair valuation of the property and assets of such Person is greater than such Person's probable liability in respect of existing debts; (b) such Person does not intend to, and does not believe that it will, incur debts beyond such Person's ability to pay as such debts mature; and (c) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, which would leave such Person with property and assets remaining which would constitute unreasonably small capital after giving effect to the nature of the particular business or transaction. For purposes of this definition (i) the "fair valuation" of any property or assets means the amount realizable within a reasonable time, either through collection or sale of such property or assets at their regular market value, which is the amount obtainable by a capable and diligent Person from an interested buyer willing to purchase such property or assets within a reasonable time under ordinary circumstances; and (ii) the term "debts" includes any payment obligation, whether or not reduced to judgment, equitable or legal, matured or unmatured, liquidated or unliquidated, disputed or undisputed, secured or unsecured, absolute, fixed or contingent.

            "Stock  Pledge  Agreement"  means each certain  Security  Agreement-
Stock  Pledge  now  or  hereafter   entered  into  between  Borrower  and  Bank,
substantially in the form of Exhibit 1.1S-2.

            "Subsidiary" means any corporation, limited liability company, partnership, trust or other entity (whether now existing or hereafter organized or acquired) of which a Person or one or more Subsidiaries of such Person at the time owns or controls directly or indirectly more than fifty percent (50%) of the shares of stock, membership, partnership or other ownership interest having general voting power under ordinary circumstances to elect a majority of the board of directors, managers or trustees or otherwise exercising control of such corporation, limited liability company, partnership, trust or other entity (irrespective of whether at the time stock or any other form of ownership of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

          "Swaps" means payment obligations with respect to interest rate swaps, currency swaps and similar obligations obligating a Person to make payments, whether periodically or upon the happening of a contingency. For the purposes of this Agreement, the amount of the obligation under any Swap shall be the amount determined, in respect thereof as of the end of the then most recently ended fiscal quarter of Borrower, based on the assumption that such Swap had terminated at the end of such fiscal quarter, and in making such determination, if any agreement relating to such Swap provides for the netting of amounts payable by and to each party thereto or if any such agreement provides for the simultaneous payment of amounts by and to each party, then in each such case, the amount of such obligation shall be the net amount so determined.

          "Taxes" has the meaning set forth in Section 8.1.

          "Transferee" has the meaning set forth in Section 9.5(e).

         "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the present value of all benefits under such Plan exceeds (ii) the fair market value of all Plan assets allocable to such benefits (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or an appointed trustee under Title IV of ERISA.

           "Unmatured Event of Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

           "Working Capital" means, for any period for any Person, the amount calculated as current assets minus current liabilities (excluding the current portion of any long-term Debt) for such period, all as determined in accordance with GAAP.

        1.2 Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP.

        1.3 Computation of Time Periods. In this Agreement, with respect to the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding." Periods of days referred to in this Agreement shall be counted in calendar days unless otherwise stated.

        1.4 Construction. Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular and to the singular include the plural, references to any gender include any other gender, the part includes the whole, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." References in this Agreement to "determination" by Bank include good faith estimates by Bank (in the case of quantitative determinations), and good faith beliefs by Bank (in the case of qualitative determinations). The words "hereof," "herein," "hereby," "hereunder," and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Article, section, subsection, clause, exhibit and schedule references are to this Agreement, unless otherwise specified.

       1.5 Exhibits and Schedules. All of the exhibits and schedules attached hereto shall be deemed incorporated herein by reference.

       1.6 No Presumption Against Any Party. Neither this Agreement, any of the Credit Documents, any other document, agreement, or instrument entered into in connection herewith, nor any uncertainty or ambiguity herein or therein shall be construed or resolved using any presumption against any party hereto, whether under any rule of construction or otherwise. On the contrary, this Agreement, the Credit Documents, and the other documents, instruments, and agreements entered into in connection herewith have been reviewed by each of the parties and their counsel and shall be construed and interpreted according to the ordinary meanings of the words used so as to accomplish fairly the purposes and intentions of all parties hereto.

       1.7 Independence of Provisions. All agreements and covenants hereunder, under the Credit Documents, and the other documents, instruments, and agreements entered into in connection herewith shall be given independent effect such that if a particular action or condition is prohibited by the terms of any such agreement or covenant, the fact that such action or condition would be permitted within the limitations of another agreement or covenant shall not be construed as allowing such action to be taken or condition to exist.

                                     ARTICLE

                         TERMS OF THE CREDIT FACILITIES

       2.1 [Intentionally Omitted].

       2.2 Revolving Loans. Provided that no Event of Default or Unmatured Event of Default has occurred, and subject to the other terms and conditions hereof, Bank agrees to make revolving loans ("Revolving Loans") to Borrower, upon notice in accordance with Section 2.5(b), from the Closing Date up to but not including the Maturity Date, the proceeds of which shall be used only for the purposes allowed in Section 6.1(b), subject to the following conditions and limitations:

            (a) the aggregate principal amount of Revolving Loans outstanding after giving effect to any proposed Borrowing shall not exceed the amount of the Revolving Credit Commitment;

            (b) Borrower shall not be permitted to borrow, and Bank shall not be obligated to make, any Revolving Loans to Borrower, unless and until all of the conditions for a Borrowing set forth in Section 3.2, have been met to the satisfaction of Bank in its sole and absolute discretion; and

            (c) Borrowings shall be in minimum amounts each of One Hundred Thousand Dollars ($100,000), plus increments of One Hundred Thousand Dollars ($100,000) in excess of such minimum amount.

Borrower may repay and, subject to the terms and conditions hereof, reborrow Revolving Loans. All such repayments shall be without penalty or premium except as otherwise required by Section 2.7 with respect to repayments of LIBOR Lending Rate Portions. Borrower shall give Bank at least one (1) Business Days' prior notice of any repayment of a Reference Lending Rate Portion and at least one (1) LIBOR Business Days' prior notice of any repayment of a LIBOR Lending Rate Portion.

       2.3 [Intentionally Omitted].

       2.4 Interest Rates; Payments of Interest.

           (a) Interest Rate Options. Borrower shall from time to time designate one or both of the following two options in accordance with Sections 2.5(b) and 2.6(b) to apply to all or any portion of the unpaid principal balance of the
Loans: (i) the Reference Lending Rate; or (ii) the LIBOR Lending Rate; provided, however, there shall be no more than three (3) LIBOR Lending Rate Portions outstanding at any time.

           (b) Default Rate. If any payment of principal or interest on the Loans due hereunder shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), in addition to and not in substitution of any of Bank's other rights and remedies with respect to such nonpayment, the entire unpaid principal balance of the Loans shall bear interest at a rate equal to the otherwise applicable rate plus three (3) percentage points (300 basis points), effective on the day following the date of nonpayment and continuing until such overdue payment is paid in full. In addition, interest, Bank Expenses, and other amounts due hereunder not paid when due shall bear interest at the Reference Lending Rate plus three (3) percentage points (300 basis points), effective on the day following the date of nonpayment and continuing until such overdue payment is paid in full.

           (c) Computation of Interest. All computations of interest with respect to LIBOR Lending Rate Portion, shall be calculated on the basis of a year of three hundred sixty (360) days for the actual days elapsed in such period. All computations of interest with respect to Reference Lending Rate Portions shall be calculated on the basis of a year of three hundred sixty-five
(365) (except in a leap year, in which case, three hundred sixty-six (366)) days for the actual days elapsed in such period. In the event that the Reference Rate announced is, from time to time, changed, adjustment in the rate of interest payable hereunder on all outstanding Reference Lending Rate Portions shall be made as of 12:01 a.m. (California time) on the effective date of the change in the Base Rate. Interest shall accrue from the first day of the making of a Loan to the date of repayment of such Loan in accordance with the provisions of this Agreement; provided, however, if a Loan is repaid on the same day on which it is made, then one (1) day's interest shall be paid on that Loan. Any and all interest not paid when due shall thereafter be deemed to be a Revolving Loan made under Section 2.2 and shall bear interest thereafter as provided for in
Section 2.4(b).

           (d) Maximum Interest Rate. In no event shall the interest rate and other charges hereunder exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Bank has received interest and other charges hereunder in excess of the highest rate applicable hereto, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations, other than interest, in the inverse order of maturity, and the provisions hereof shall be deemed amended to provide for the highest permissible rate. If there are no Obligations outstanding, Bank shall refund to Borrower such excess.

           (e)Payments of Interest. All accrued but unpaid interest on the Loans, calculated in accordance with this Section 2.4, shall be due and payable, in arrears, on each and every Interest Payment Date.

       2.5 Notice of Borrowing Requirements.

           (a) Each Borrowing of a Reference Lending Rate Portion shall be made on a Business Day and each Borrowing of a LIBOR Lending Rate Portion shall be made on a LIBOR Business Day.

           (b) Each Borrowing shall be made upon telephonic notice given by a Responsible Officer of Borrower, followed by a Notice of Borrowing, given by facsimile or personal service, delivered to Bank at the address set forth in the Notice of Borrowing. If for a Reference Lending Rate Portion, Bank shall be given such notice no later than 11:00 a.m., California time, one (1) Business Day prior to the day on which such Borrowing is to be made, and, if for a LIBOR Lending Rate Portion, Bank shall be given notice no later than 11:00 a.m., California time, two (2) LIBOR Business Days prior to the day on which such Borrowing is to be made, and such notice shall state the amount thereof (subject to the provisions of Section 2.2).

           (c) Bank shall not incur any liability to Borrower in acting upon any telephonic notice which Bank believes in good faith to have been given by a Responsible Officer of Borrower, or for otherwise acting in good faith under this Section 2.5, and in making any Loans pursuant to telephonic notice.

           (d) So long as all of the conditions for a Borrowing of a Loan set forth herein have been satisfied, Bank shall make the proceeds of such Loan available to Borrower on the applicable Borrowing date by transferring same day funds, equal to the amount of such Loan, in accordance with written disbursement instructions given by Borrower to Bank, in form and substance satisfactory to Bank and otherwise consistent with Section 6.1.

       2.6 Conversion or Continuation Requirements.

           (a)Borrower shall have the option to: (i) convert, at any time, all or any portion of any of the outstanding Loans, in integral multiples of One Hundred Thousand Dollars ($100,000), from a portion bearing interest at one of the interest rate options available pursuant to Section 2.4(a) to another; or
(ii) upon the expiration of any Interest Period applicable to a LIBOR Lending Rate Portion, to continue all or any portion of such LIBOR Lending Rate Portion as a LIBOR Lending Rate Portion with the succeeding Interest Period(s) of such continued LIBOR Lending Rate Portion commencing on the expiration date of the Interest Period previously applicable thereto; provided, however, that a LIBOR Lending Rate Portion may only be converted to a Reference Lending Rate Portion or continued as a LIBOR Lending Rate Portion on the expiration date of the Interest Period applicable thereto; provided further, however, that no outstanding Loan, or portion thereof, may be continued as, or be converted into, a LIBOR Lending Rate Portion in the event that, on the earlier of the date of the delivery of the Notice of Conversion or Continuation or the telephonic notice in respect thereof, any Event of Default or Unmatured Event of Default is continuing; provided further, however, that if Borrower fails to deliver the appropriate Notice of Conversion or Continuation or the telephonic notice in respect thereof pursuant to the required notice period before the expiration of the Interest Period of a LIBOR Lending Rate Portion, such LIBOR Lending Rate Portion shall automatically be converted to a Reference Lending Rate Portion; provided further, however, that no outstanding portion of a Loan may be continued as, or be converted into, a LIBOR Lending Rate Portion in the event that, after giving effect to any such conversion or continuation, there would be more than three (3) LIBOR Lending Rate Portions outstanding.

           (b) Borrower shall give telephonic notice of any proposed continuation or conversion pursuant to this Section 2.6 followed by a Notice of Conversion or Continuation, given by facsimile or personal service, delivered to Bank at the address set forth in the Notice of Conversion or Continuation, no later than 11:00 a.m., California time, on the Business Day which is the proposed conversion date (in the case of a conversion to a Reference Lending Rate Portion) and no later than 11:00 a.m. California time, two (2) LIBOR Business Days in advance of the proposed conversion or continuation date (in the case of a conversion to, or a continuation of, a LIBOR Lending Rate Portion). If such Notice of Conversion or Continuation is received by Bank not later than 11:00 a.m., California time, on a LIBOR Business Day, such day shall be treated as the first LIBOR Business Day of the required notice period. In any other event, such notice will be treated as having been received at the opening of business of the next LIBOR Business Day. A Notice of Conversion or Continuation shall specify: (1) the proposed conversion or continuation date (which shall be a Business Day or a LIBOR Business Day, as applicable); (2) the amount of the Revolving Loan to be converted or continued; (3) the nature of the proposed conversion or continuation; and (4) in the case of a conversion to or continuation of a LIBOR Lending Rate Portion, the requested Interest Period.

           (c) Bank shall not incur any liability to Borrower in acting upon any telephonic notice referred to above which Bank believes in good faith to have been given by a Responsible Officer of Borrower or for otherwise acting in good faith under this Section 2.6. Any Notice of Conversion or Continuation (or telephonic notice in respect thereof) shall be irrevocable and Borrower shall be bound to convert or continue in accordance therewith.

       2.8 LIBOR Costs. Borrower shall reimburse Bank for any increase in Bank's costs (which shall include, but not be limited to, taxes, other than taxes imposed on the overall net income of Bank fees or charges), or any loss or expense (including, without limitation, any loss or expense incurred by reason of the liquidation or re-employment of deposits or other funds acquired by Bank to fund or maintain outstanding the principal amount of the Loans) incurred by it directly or indirectly resulting from the making of any LIBOR Lending Rate Portion due to: (a) the modification, adoption, or enactment of any law, rule, regulation or treaty or the interpretation thereof by any governmental or other authority (whether or not having the force of law) which becomes effective after the date hereof; (b) the modification or new application of any law, regulation or treaty or the interpretation thereof by any governmental or other authority (whether or not having the force of law) which becomes effective after the date hereof; (c) compliance by Bank with any request or directive (whether or not having the force of law) of any monetary or fiscal agency or authority which becomes effective after the date hereof; (d) violations by Borrower of the terms of this Agreement; or (e) any prepayment of a LIBOR Lending Rate Portion at any time prior to the end of the applicable Interest Period, including pursuant to
Section 7.2(a).

               The amount of such costs, losses, or expenses shall be determined solely by Bank based upon the assumption that Bank funded one hundred percent (100%) of each LIBOR Lending Rate Portion in the LIBOR market. In attributing Bank's general costs relating to its eurocurrency operations to any transaction under this Agreement or averaging any costs over a period of time, Bank may use any reasonable attribution or averaging methods which it deems appropriate and practical. Bank shall notify Borrower of the amount due Bank pursuant to this Section 2.7 in respect of any LIBOR Lending Rate Portion as soon as practicable but in any event within forty-five (45) days after the last day of the Interest Period of such LIBOR Lending Rate Portion, and Borrower shall pay to Bank the amount due within fifteen (15) days of its receipt of such notice. A certificate as to the amounts payable pursuant to the foregoing sentence together with whatever detail is reasonably available to Bank shall be submitted by Bank to Borrower. Such determination shall, if not objected to within ten (10) days, be conclusive and binding upon Borrower in the absence of manifest error. If Bank claims increased costs, loss, or expenses pursuant to this Section 2.7, then Bank, if requested by Borrower, shall use reasonable efforts to take such steps that Borrower reasonably requests, including designating different Lending Offices, as would eliminate or reduce the amount of such increased costs, losses, or expenses, so long as taking such steps would not, in the reasonable judgment of Bank, otherwise be disadvantageous to Bank. Any recovery by Bank or its Lending Office of amounts previously borne by Borrower pursuant to this Section 2.7 shall be promptly remitted, without interest (unless Bank received interest on such recovered amounts), to Borrower by Bank.

     2.8 Illegality; Impossibility. Notwithstanding anything herein to the contrary, if Bank determines (which determination shall be conclusive) that any law, rule, regulation, treaty or directive, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank (or its Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for Bank (or its Lending Office) to fund or maintain a LIBOR Lending Rate Portion in the LIBOR market or to continue such funding or maintaining, then Bank shall give notice of such circumstances to Borrower and (a) in the case of each and every LIBOR Lending Rate Portion which is outstanding, Borrower shall, if requested by Bank, prepay such LIBOR Lending Rate Portion(s) on or before the date specified in such request, together with interest accrued thereon, and the date so specified shall be deemed to be the last day of the Interest Period of that LIBOR Lending Rate Portion, and concurrent with any such prepayment, Bank shall make a Reference Lending Rate Portion to Borrower in the principal amount equal to the principal amount of the LIBOR Lending Rate Portions so prepaid, and (b) Bank shall not be obligated to make any further LIBOR Lending Rate Portions until Bank determines that it would no longer be unlawful or impossible to do so.

       2.9 Disaster. Notwithstanding anything herein to the contrary, if Bank determines (which determination shall be conclusive) that (a) Bank is unable to determine the LIBOR Lending Rate with respect to any Notice of Borrowing or Notice of Conversion or Continuation selecting the LIBOR Lending Rate because quotations of interest rates for the relevant deposits are not being provided in the relevant amounts or for the relative maturities or (b) the LIBOR Lending Rate will not adequately reflect the cost to Bank of making or funding LIBOR Lending Rate Portions, then (i) the right of Borrower to select the LIBOR

Lending Rate shall be suspended until Bank notifies Borrower that the circumstances causing such suspension no longer exist, and (ii) Borrower shall repay in full the then outstanding principal balance of all LIBOR Lending Rate Portions, together with interest accrued thereon, on the last day of the Interest Period applicable to each such LIBOR Lending Rate Portion, and concurrent with any such repayment, Bank shall make a Reference Lending Rate Portion to Borrower in the principal amount equal to the principal amount of the LIBOR Lending Rate Portions so repaid.

      2.10 Increased Risk-Based Capital Cost. If the amount of capital required or expected to be maintained by Bank or any Person directly or indirectly owning or controlling Bank (each a "Control Person"), shall be affected by:

           (a) the introduction or phasing in of any law, rule or regulation after the date hereof,

           (b) any change after the date hereof in the interpretation of any existing law, rule or regulation by any central bank or United States or foreign governmental authority charged with the administration thereof, or

           (c) compliance by Bank or such Control Person with any directive, guideline or request from any central bank or United States or foreign governmental authority (whether or not having the force of law) promulgated or made after the date hereof, and Bank shall have reasonably determined that such introduction, phasing in, change or compliance shall have had or will thereafter have the effect of reducing (x) the rate of return on Bank's or such Control Person's capital, or
(y) the asset value to Bank or such Control Person of the Loans made or maintained by Bank, in either case to a level below that which Bank or such Control Person could have achieved or would thereafter be able to achieve but for such introduction, phasing in, change or compliance (after taking into account Bank's or such Control Person's policies regarding capital), in either case by an amount which Bank in its reasonable judgment deems material, then, if such costs are or will be charged to all similarly situated customers of the Bank generally, within ten (10) days after demand by Bank, Borrower shall either
(i) pay to Bank or such Control Person such additional amount or amounts as shall be sufficient to compensate Bank or such Control Person, as the case may be, for such reduction to the extent the Bank reasonably determines that such additional amount is allocable to the Loans made or maintained by the Bank hereunder or (ii) Borrower shall repay in full the outstanding principal balance of the Loans, together with all interest accrued and unpaid thereon. A certificate as to the such additional amounts setting forth in reasonable detail the calculations used in determining such amounts, shall be submitted to Borrower by the Bank, and shall be conclusive and binding, absent manifest error.

      2.11 Note; Statements of Obligations. The Loans and Borrower's obligation to repay the same shall be evidenced by the Note, this Agreement and the books and records of Bank. Borrower hereby authorizes Bank to record in its books and records or on the Schedule annexed to the Note the date, type and amount of each Loan, and of each continuation, conversion or payment of principal received by Bank for the account of the applicable Lending Office on account of the Loans, which notations shall, in the absence of manifest error, be conclusive as to the matters so noted; provided, however, any failure by Bank to make such notation with respect to any Loan or continuation, conversion or payment thereof shall not limit or otherwise affect Borrower's obligations hereunder or under the Note. Bank shall render monthly statements of the Loans to Borrower, including statements of all principal and interest owing on the Loans, and the Facility Fee and Bank Expenses owing, and such statements shall be presumed, absent manifest error, to be correct and accurate and constitute an account stated between Borrower and Bank unless, within thirty (30) days after receipt thereof by Borrower, Borrower delivers to Bank, at Bank's Lending Office, written objection thereof specifying the error or errors, if any, contained in any such statement.

      2.12 Holidays. Any principal or interest in respect of the Loans (other than in respect of a LIBOR Lending Rate Portion) which would otherwise become due on a day other than a Business Day, shall instead become due on the next succeeding Business Day and such adjustment shall be reflected in the computation of interest; provided, however, that in the event that such due date shall, subsequent to the specification thereof by Bank, for any reason no longer constitute a Business Day, Bank may change such specified due date in accordance with this Section 2.12.

      2.13 Time and Place of Payments.

           (a) All payments due hereunder shall be made available to Bank in immediately available Dollars, not later than 12:00 p.m., Los Angeles time, on the day of payment, to the following address or such other address as Bank may from time to time specify by notice to Borrower, for account of the applicable Lending Office:

                 UNION BANK OF CALIFORNIA, N.A.
                 392 Commercial Note Center
                 1980 Saturn Street
                 Monterey Park, California  91754
                 Attention:  Supervisor
                 Facsimile:  (800) 738-2329
                 Telephone:  (800) 618-6466

           (b) Bank shall have the right to charge any account maintained by Borrower with Bank for the amount of any payment due or past due hereunder, including principal and interest owing on the Loans, the Facility Fee and all Bank Expenses.

           (c) In addition, Borrower hereby authorizes Bank at its option, without prior notice to Borrower, to advance a Revolving Loan for any payment due or past due hereunder, including principal and interest owing on the Loans, the Facility Fee and all Bank Expenses, and to pay the proceeds of such Revolving Loan to Bank for application toward such due or past due payment. Such Revolving Loan shall bear interest at the Reference Lending Rate until converted by Borrower in accordance with Section 2.6.

      2.14 Facility Fee. On or before the Closing Date, Borrower shall pay to Bank a fully earned, non-refundable facility fee (the "Facility Fee") in the amount of Thirty Thousand Dollars ($30,000).

      2.15 Maturity Date. On the Maturity Date, Borrower shall pay to Bank the entire unpaid principal balance of the Loans together with all accrued but unpaid interest thereon, all Bank Expenses then unpaid and all other costs and expenses due to Bank pursuant to this Agreement and the Credit Documents which have not been paid by such date.

                                     ARTICLE

                              CONDITIONS PRECEDENT

     3.1 Conditions to Initial Loan. The obligations of Bank to make the initial Loan is subject to and contingent upon the fulfillment of each of the following conditions to the satisfaction of Bank and its counsel:

           (a) receipt by Bank of this Agreement and each of the following Credit Documents, all duly executed, acknowledged where required, and in form and substance satisfactory to Bank in its sole and absolute discretion:

               (i)   the Note;

               (ii) the Security Agreement (Borrower) together with such UCC-1 financing statements and fixture filings as Bank shall require with respect thereto;

               (iii) a Stock Pledge Agreement with respect to the capital stock of Country Coach and NRV;

               (iv) a Guaranty and a Security Agreement (Guarantor) from Country Coach together with such UCC-1 financing statements and fixture filings as Bank shall require with respect thereto; and

               (v) a Guaranty and a Security Agreement (Guarantor) from NRV, together with such UCC-1 financing statements and fixture filings as Bank shall require with respect thereto;

           (b) receipt by Bank of a duly executed opinion of Borrower's counsel, dated as of the Closing Date, covering the matters set forth in Exhibit 3.1(b) and otherwise in form and substance satisfactory to Bank in its sole and absolute discretion;

           (c) receipt by Bank of a Certificate of the Secretary of Borrower, dated as of the Closing Date, certifying (i) the incumbency and signatures of the Responsible Officers of Borrower who are executing on behalf of Borrower this Agreement and the Credit Documents to which Borrower is a party, (ii) the bylaws of Borrower and all amendments thereto as being true and correct and in full force and effect, and (iii) the resolutions of the board of directors of Borrower as being true and correct and in full force and effect, authorizing the execution and delivery of this Agreement and the Credit Documents to which Borrower is a party, and authorizing the transactions contemplated hereunder and thereunder, and authorizing specific Responsible Officers of Borrower to execute the same on behalf of Borrower.

           (d) receipt by Bank of certificates of corporate status and good standing for Borrower, dated as of a recent date prior to the Closing Date showing that Borrower is in good standing under the laws of the state of its organization;

           (e) receipt by Bank of Borrower's Certificate of Incorporation and all amendments thereto, certified by the Secretary of State of its organization and dated as of recent date prior to the Closing Date;

           (f) receipt by Bank of certificates of foreign qualification and good standing with respect for Borrower, dated as of a recent date prior to the Closing Date, showing that Borrower is in good standing under the laws of California;

           (g) receipt by Bank of a certificate signed by the President or Chief Financial Officer of Borrower, dated as of the Closing Date, certifying to Bank that (i) both immediately before and immediately after giving effect to the transactions contemplated by this Agreement and the Credit Documents, Borrower is and will be Solvent; (ii) the representations and warranties of Borrower contained in this Agreement and the Credit Documents are true and correct and
(iii) both immediately before and immediately after giving effect to the transactions contemplated by this Agreement and the Credit Documents, no Event of Default or Unmatured Event of Default is continuing or shall occur;

           (h) receipt by Bank of the Facility Fee and all Bank Expenses owing on the Closing Date;

           (i) receipt by Bank of Uniform Commercial Code and other public record searches with respect to Borrower, Country Coach and NRV, in each case satisfactory to Bank in its sole and absolute discretion;

           (j) receipt by Bank of copies of insurance binders or insurance certificates evidencing Borrower's having obtained insurance in accordance with
Section 5.5, including the lender's loss payee endorsements required by such Section;

           (k) no Material Adverse Effect shall have occurred;

           (l) all of the conditions set forth in Section 3.1 of the Country Coach/NRV Credit Agreement shall have been fulfilled to the satisfaction of Bank;

           (m) receipt by Bank of any other documents which Bank reasonably requests relating to the transactions contemplated hereby; and

           (n) the Closing Date shall have occurred on or before July 31, 1997;

       3.2 Conditions to all Loans. Bank's obligation hereunder to make any Loans to Borrower (including the initial Loan) is further subject to and contingent upon the fulfillment of each of the following conditions to the satisfaction of Bank:

           (a) receipt by Bank of a Notice of Borrowing as required by Section 2.4(b) and written disbursement instructions to Bank consistent with Section 6.1;

           (b) immediately before and after such Borrowing, no Event of Default or Unmatured Event of Default shall have occurred; and

           (c) the representations and warranties of Borrower contained in this Agreement shall be true and correct on and as of the date of such Borrowing.

                                     ARTICLE

                         REPRESENTATIONS AND WARRANTIES

       In order to induce Bank to enter into this Agreement and to make Loans to Borrower, Borrower makes the following representations and warranties to Bank, which representations and warranties shall be true and correct on the Closing Date and on the date of each Borrowing.

       4.1 Legal Status. Borrower is a corporation duly organized and existing under the laws of Delaware. Borrower and each of its Subsidiaries has the power and authority to own its own Assets and to transact the business in which it is engaged, and is properly licensed, qualified to do business and in good standing in every jurisdiction in which it is doing business where failure to so qualify could have a Material Adverse Effect.

       4.2 No Violation; Compliance. The execution, delivery and performance of this Agreement and the Credit Documents to which Borrower is a party are within Borrower's powers, are not in conflict with the terms of the Governing Documents of Borrower, and do not result in a breach of or constitute a default under any contract, obligation, indenture or other instrument to which Borrower is a party or by which Borrower is bound or affected. There is no law, rule or regulation (including Regulations G, T, U and X of the Federal Reserve Board), nor is there any judgment, decree or order of any court or Governmental Authority binding on Borrower which would be contravened by the execution, delivery, performance or enforcement of this Agreement and the Credit Documents to which Borrower is a party.

     4.3 Authorization; Enforceability. Borrower has taken all corporate action necessary to authorize the execution and delivery of this Agreement and the Credit Documents to which Borrower is a party, and the consummation of the transactions contemplated hereby and thereby. Upon their execution and delivery in accordance with the terms hereof, this Agreement and the Credit Documents to which Borrower is a party will constitute legal, valid and binding agreements and obligations of Borrower enforceable against Borrower in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency, and similar laws and equitable principles affecting the enforcement of creditors' rights generally, and except to the extent any applicable law or any underlying contract, agreement, instrument or other documents relating to or governing any item of collateral secured by Bank prohibits the grant of any security interest or collateral assignment contemplated thereby.

       4.4 Approvals; Consents. No approval, consent, exemption or other action by, or notice to or filing with, any Governmental Authority is necessary in connection with the execution, delivery, performance or enforcement of this Agreement or the Credit Documents other than such filings required to perfect the security interests created by the Credit Documents.

       4.5 Liens. Borrower and each of its Subsidiaries has good and marketable title to, or valid leasehold interests in, all of its Assets, free and clear of all Liens or rights of others, except for Permitted Liens.

       4.6 Debt. Borrower and each of its Subsidiaries has no Debt other than Permitted Debt.

    4.7 Litigation. There are no suits, proceedings, claims or disputes pending or, to the knowledge of Borrower, threatened, against or affecting Borrower or any of its Assets, or any Subsidiary of Borrower or any of such Subsidiary's Assets, which are not fully covered by applicable insurance and as to which no reservation of rights has been taken by the insurer thereunder.

       4.8 No Default. No Event of Default or Unmatured Event of Default is continuing or would result from the incurring of obligations by Borrower under this Agreement or the Credit Documents.

    4.9 Subsidiaries. Set forth in Schedule 4.9 is a complete and accurate list of Borrower's Subsidiaries, showing the jurisdiction of incorporation of each and showing the percentage of Borrower's ownership of the outstanding stock of each Subsidiary. All of the outstanding capital stock of each Subsidiary has been validly issued, is fully paid and nonassessable, and is owned by Borrower free and clear of all Liens except Permitted Liens.

     4.10 Taxes. All tax returns required to be filed by Borrower and each of its Subsidiaries in any jurisdiction have in fact been filed, and all taxes, assessments, fees and other governmental charges upon Borrower and each of its Subsidiaries or upon any of their Assets, income or franchises, which are due and payable have been paid other than (i) those presently payable without penalty or interest and those being contested in good faith by appropriate and timely actions or proceedings diligently pursued with respect to which adequate reserves have been established in accordance with GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture, and (ii) those the non-payment or non-filing of which, individually or in the aggregate, do not, and are not reasonably expected to, have a Material Adverse Effect. The provisions for taxes on the books of Borrower and each of its Subsidiaries are adequate for all open years, and for Borrower's and each of its Subsidiaries' current fiscal period.

      4.11 Correctness of Financial Statements. Borrower's consolidated audited Financial Statements as of the fiscal year ended December 31, 1996, and all information and data furnished by Borrower to Bank in connection therewith, are complete and correct and accurately and fairly present the financial condition and results of operations of Borrower and its Subsidiaries as of their respective dates. Any forecasts of future financial performance delivered by Borrower to Bank have been made in good faith and are based on reasonable assumptions and investigations by Borrower. Said audited Financial Statements have been prepared in accordance with GAAP. Since such dates there has been no change in Borrower's or its Subsidiaries' financial condition or results of operations sufficient to have a Material Adverse Effect. Borrower and its Subsidiaries have no contingent obligations, liabilities for taxes or other outstanding financial obligations which are material in the aggregate, except as disclosed in such statements, information and data.

      4.12 ERISA. Neither Borrower nor any member of the ERISA Group maintains or contributes to any Plan or Multiemployer Plan, other than those listed on
Schedule 4.12. Borrower and each member of the ERISA Group have satisfied the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and Multiemployer Plan to which it is obligated to contribute. No ERISA Event has occurred not has any other event occurred that may result in an ERISA Event that reasonably could be expected to result in a Material Adverse Effect. None of Borrower, any member of the

ERISA Group, or any fiduciary of any Plan is subject to any direct or indirect liability with respect to any Plan (other than to make regularly scheduled required contributions and to pay Plan benefits in the normal course) under any applicable law, treaty, rule, regulation, or agreement. Neither Borrower nor any member of the ERISA Group is required to provide security to any Plan under
Section 401(a)(29) of the Internal Revenue Code. Each Plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under GAAP.

      4.13 Other Obligations. Borrower and each of its Subsidiaries is not in default on any Debt, and Borrower and each of its Subsidiaries is not in default on any other lease, commitment, contract, instrument or obligation which default reasonably could be expected to have a Material Adverse Effect.

      4.14 Public Utility Holding Company Act. Borrower is not a "holding company," or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, as amended.

      4.15 Investment Company Act. Borrower is not an "investment company," or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

      4.16 Patents, Trademarks, Copyrights, and Intellectual Property, etc. Borrower and each Subsidiary of Borrower has all necessary, patents, patent rights, licenses, trademarks, trademark rights, trade names, trade name rights, copyrights, permits, and franchises in order for it to conduct its business and to operate its Assets, without known conflict with the rights of third Persons, and all of same are valid and subsisting. The consummation of the transactions contemplated by this Agreement will not alter or impair any of such rights of Borrower or any Subsidiary of Borrower. Borrower and each Subsidiary of Borrower has not been charged or, to the best of Borrower's knowledge, threatened to be charged with any infringement or infringed on any, unexpired trademark, trademark registration, trade name, patent, copyright, copyright registration, or other proprietary right of any Person.

      4.17 Environmental Condition. None of Borrower's or its Subsidiary's Assets has ever been used by Borrower or, to the best of Borrower's knowledge, by previous owners or operators in the disposal of, or to produce, store, handle, treat, release, or transport, any Hazardous Materials in violation of applicable laws, rules or regulations. None of Borrower's or its Subsidiary's Assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a Hazardous Materials disposal site, or a candidate for closure pursuant to any environmental protection statute. To the best of Borrower's knowledge, no Lien arising under any environmental protection statute has attached to any revenues or to any real or personal property owned or operated by Borrower or any Subsidiary of Borrower. Neither Borrower nor any Subsidiary of Borrower has received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by Borrower or any Subsidiary of Borrower resulting in the releasing or disposing of Hazardous Materials into the environment.

      4.18 Compliance With ADA. Borrower and its Subsidiaries have received no notice or complaint regarding any noncompliance with the ADA of their premises or of Borrower's or its Subsidiary's employment practices and, to the best of Borrower's knowledge, there has been no threatened litigation alleging any such noncompliance by Borrower or its Subsidiaries or their premises.

                                     ARTICLE

                              AFFIRMATIVE COVENANTS

   Borrower covenants and agrees that from the Closing Date and thereafter until the indefeasible payment, performance and satisfaction in full of the Obligations and Bank has terminated the Revolving Credit Commitment, and all of Bank's other obligations to Borrower have been terminated, Borrower shall:

       5.1 Punctual Payments. Punctually pay the interest and principal on the Loans, the Facility Fee and all Bank Expenses, and any other fees or liabilities due under this Agreement and the Credit Documents, at the times and place and in the manner specified in this Agreement or the Credit Documents.

       5.2 Books and Records. Maintain, and cause each of its Subsidiaries to maintain, adequate books and records in accordance with GAAP, and permit any officer, employee or agent of Bank, at any reasonable time and, unless an Event of Default has occurred, upon reasonable advance notice, to inspect, audit and examine such books and records, and to make copies of the same.

       5.3 Financial Statements. Deliver to Bank the following, all in form and detail satisfactory to Bank and in such number of copies as Bank may request:

           (a)as soon as available but not later than forty-five (45) days after and as of the close of each quarterly accounting period, a consolidated Financial Statement for Borrower and its Subsidiaries prepared by Borrower which shall include Borrower's and its Subsidiaries' balance sheet as of the close of such period, Borrower's and its Subsidiaries' consolidated statement of income, operations, and retained income of such period and year to date, certified by the Chief Financial Officer of Borrower as being complete and correct and fairly presenting Borrower's and its Subsidiaries' financial condition and results of operations;

           (b) as soon as available but not later than one hundred twenty (120) days after and as of the close of each of its fiscal years, a complete copy of Borrower's and its Subsidiaries' consolidated audited Financial Statement, which shall include at least Borrower's and its Subsidiaries' balance sheet as of the close of such fiscal year, and Borrower's and its Subsidiaries' statement of income and retained earnings and statement of cash flow for such fiscal year, certified by Price Waterhouse, LLP or another certified public accountant selected by Borrower and reasonably satisfactory to Bank, which certificate shall not be qualified in any manner whatsoever, and shall include or be accompanied by a statement (which may be in the form of a footnote to such audited Financial Statement similar to the disclosure contained in Borrower's audited Financial Statements for the year ended December 31, 1996) from such accountant that during the examination, solely with respect to accounting and auditing matters herein, there was observed no Event of Default or Unmatured Event of Default, or a statement of such Event of Default or Unmatured Event of Default if any is found and the actions taken or to be taken with respect thereto;

           (c)as soon as available but not later than forty-five (45) days after and as of the end of each fiscal quarter, a Quarterly Compliance Certificate from the Chief Financial Officer or President of Borrower, stating, among other things, that he has reviewed the provisions of this Agreement and the Credit Documents and that there exists no Event of Default or Unmatured Event of Default, and containing the calculations and other details necessary to demonstrate compliance with Sections 5.8 and 6.12 and providing information for the most recently completed twelve (12) month period;

           (d) as soon as available,  any other Financial Statement for Borrower
and  its  Subsidiaries,   including  any  Financial   Statement  which  contains
consolidated or consolidating information;

           (e) promptly upon receipt by Borrower, copies of any and all reports and management letters submitted to Borrower or any of its Subsidiaries by any certified public accountant in connection with any examination of Borrower's or any of its Subsidiaries' financial records made by such accountant; and

           (f) from time to time such other information as Bank may reasonably request.

       5.4 Existence; Compliance with Law. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence and good standing in the state of its organization, qualify and remain qualified, and cause each of its Subsidiaries to qualify and remain qualified, as a foreign corporation in every jurisdiction where the failure to be so qualified reasonably could be expected to have a Material Adverse Effect; and preserve, and cause each of its Subsidiaries to preserve, all of its licenses, permits, governmental approvals, rights, privileges and franchises required, in the Borrower's reasonable determination, for its operations; and comply, and cause each of its Subsidiaries to comply, with the provisions of its Governing Documents; and comply, and cause each of its Subsidiaries to comply, with the requirements of all applicable laws, rules, regulations, orders of any Governmental Authority having authority or jurisdiction over it, and comply, and cause each of the Subsidiaries to comply, with all requirements for the maintenance of its business, insurance, licenses, permits, governmental approvals, rights, privileges and franchises where failure to so comply reasonably could be expected to have a Material Adverse Effect.

       5.5 Insurance.

           (a) Maintain and keep in force, and cause each of its Subsidiaries to maintain and keep in force, insurance of the types and in amounts customarily carried by companies engaged in the same or similar business, or similarly situated, including fire, extended coverage, public liability, business interruption, property damage and workers' compensation insurance, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect. All insurance required herein shall be written by companies which are authorized to do insurance business in the State of California. All hazard insurance and such other insurance as Bank shall specify, shall contain a California Form 438BFU (NS) endorsement, or an equivalent endorsement satisfactory to Bank, showing Bank as sole loss payee thereof, and shall contain a waiver of warranties. Every policy of insurance referred to in this Section 5.5 shall contain an agreement by the insurer that it will not cancel such policy except after 30 days prior written notice to Bank and that any loss payable thereunder shall be payable notwithstanding any act or negligence of Borrower or Bank which might, absent such agreement, result in a forfeiture of all or a part of such insurance payment.

           (b) Original policies or certificates thereof satisfactory to Bank evidencing such insurance shall be delivered to Bank at least 30 days prior to the expiration of the existing or preceding policies. Borrower shall give Bank prompt notice of any loss covered by such insurance in excess of One Hundred Thousand Dollars ($100,000), and Bank shall have the right to adjust any loss in excess of One Hundred Thousand Dollars ($100,000). Bank shall have the exclusive right to adjust all losses in excess of One Hundred Thousand Dollars ($100,000) payable under any such insurance policies without any liability to Borrower whatsoever in respect of such adjustments. Any monies received as payment for any loss under any insurance policy, including the insurance policies mentioned above, which are less than One Hundred Thousand Dollars ($100,000) per occurrence or Five Hundred Thousand Dollars ($500,000) in the aggregate in any fiscal year of Borrower, shall be paid to Borrower, and any monies received in excess of such amounts shall be paid over to Bank to be applied at the option of Bank either to the prepayment of the Obligations without premium, in such order or manner as Bank may elect, or shall be disbursed to Borrower under stage payment terms reasonably satisfactory to Bank for application to the cost of repairs, replacements, or restorations. All repairs, replacements, or restorations shall be effected with reasonable promptness and shall be of a value at least equal to the value of the items or property destroyed prior to such damage or destruction. Upon the occurrence of an Event of Default, Bank shall have the right to apply all prepaid premiums to the payment of the Obligations in such order or form as Bank shall determine. Borrower shall, concurrently with the financial information required to be delivered by Borrower pursuant to Section 5.3(b), deliver to Bank, as Bank may request, copies of certificates describing all insurance of Borrower then in effect.

    5.6 Assets. Maintain, keep and preserve, and cause each of its Subsidiaries to maintain, keep and preserve, all of its Assets (tangible or intangible) which in Borrower's reasonable determination are useful or necessary to its business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that such Assets shall be fully and efficiently preserved and maintained.

       5.7 Taxes and Other Liabilities. Pay and discharge when due, and cause each of its Subsidiaries to pay and discharge when due, any and all assessments and taxes, both real or personal and including federal and state income taxes, and any and all other Permitted Debt, except where the same are being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture.

       5.8 Financial Condition.  Maintain:

           (a) a Consolidated Tangible Net Worth as of the last day of each fiscal quarter of not less than the sum of $33,000,000, plus (i) an amount equal to 50% of Borrower's Consolidated Net Income on a cumulative basis from April 1, 1997, plus (ii) an amount equal to 100% of the net amount of all additional equity contributions in Borrower on a cumulative basis from the Closing Date.

           (b) a ratio of its Debt (excluding Debt owing under the Continuing Guaranty executed by Borrower in favor of Bank with respect to the obligations owing under the NRV/Country Coach Agreement) to its Consolidated Tangible Net Worth at all times not greater than 1.75:1.0.

           (c) a ratio of Consolidated EBITDA to Debt Service as of the last day of each fiscal year not less than 1.20:1.0.

           (d) its Working Capital at all times not less than $17,000,000.

       5.9 Notice to Bank. Promptly, upon Borrower acquiring knowledge thereof, give written notice to Bank of:

           (a) all litigation affecting Borrower where the amount claimed is in excess of applicable insurance;

           (b) any dispute which may exist between Borrower or any of its Subsidiaries, on the one hand, and any Governmental Authority or law enforcement authority, on the other, if the determination of such dispute could have a Material Adverse Effect;

           (c) any labor controversy resulting in or threatening to result in a strike against Borrower or any of its Subsidiaries;

           (d) any proposal by any public authority received by Borrower to acquire the Assets or business of Borrower or any of its Subsidiaries;

           (e) all notices or claims which may be received by Borrower or any of its Subsidiaries and involving claims made by any Person as to any alleged noncompliance of Borrower's or such Subsidiary's premises with the requirements of the ADA;

           (f) any Change of Control;

           (g) any Event of Default or Unmatured Event of Default; and

           (h) any other matter which has resulted or reasonably could be expected to result in a Material Adverse Effect.

      5.10 Employee Benefits.

           (a)(i) Promptly, and in any event within 10 Business Days after Borrower or any of the Subsidiaries knows or has reason to know that an ERISA Event has occurred that reasonably could be expected to result in a Material Adverse Effect, deliver or cause to be delivered a written statement of the Chief Financial Officer of Borrower describing such ERISA Event and any action that is being taken with respect thereto by Borrower, any such Subsidiary, or member of the ERISA Group, and any action taken or threatened by the IRS, Department of Labor, or PBGC. Borrower or such Subsidiary, as applicable, shall be deemed to know all facts known by the administrator of any Plan of which it is the plan sponsor; (ii) promptly and in any event within 3 Business Days after the filing thereof with the IRS, deliver a copy of each funding waiver request filed with respect to any Plan and all communications received by Borrower, any member of the ERISA Group with respect to such request; and (iii) promptly and in any event within 3 Business Days after receipt by Borrower, any of its Subsidiaries or, to the knowledge of Borrower, any member of the ERISA Group, of the PBGC's intention to terminate a Plan or to have a trustee appointed to administer a Plan, deliver copies of each such notice.

           (b) Cause to be delivered to Bank, upon Bank's request, each of the following: (i) a copy of each Plan (or, where any such plan is not in writing, complete description thereof) (and if applicable, related trust agreements of other funding instruments) and all amendments thereto, all written interpretations thereof and written descriptions thereof that have been distributed to employees or former employees of Borrower or its Subsidiaries; (ii) the most recent determination letter issued by the IRS with respect to each Plan; (iii) for the three most recent plan years, annual reports on Form 5500 Series required to be filed with any governmental agency for each Plan; (iv) all actuarial reports prepared for the last three plan years for each Plan; (v) a listing of all Multiemployer Plans, with the aggregate amount of the most recent annual contributions required to be made by Borrower or any member of the ERISA Group to each such plan and copies of the collective bargaining agreements requiring such contributions; (vi) any information that has been provided to Borrower or any member of the ERISA Group regarding withdrawal liability under any Multiemployer Plan; and (vii) the aggregate amount of the most recent annual payments made to former employees of Borrower or its Subsidiaries under any Retiree Health Plan.

      5.11 Further Assurances. Execute and deliver, or cause to be executed and delivered, upon the request of Bank and at Borrower's expense, such additional documents, instruments and agreements as Bank may reasonably determine to be necessary or advisable to carry out the provisions of this Agreement and the Credit Documents, and the transactions and actions contemplated hereunder and thereunder.

      5.12 Real Estate Leases. Perform all of its material obligations under all of the Real Estate Leases and deliver to Bank a copy of all notices of default or breach under any Real Estate Lease within three (3) days of receiving the same.

      5.13 Environment. Be and remain, and cause each of its Subsidiaries and each operator of any of Borrower's or any of its Subsidiaries' Assets to be and remain, in compliance with the provisions of all federal, state and local environmental, health and safety laws, codes and ordinances, and all rules and regulations issued thereunder except where any such noncompliance reasonably would not be expected to have a Material Adverse Effect; notify Bank immediately of any notice of a hazardous discharge or environmental complaint received from any Governmental Authority or any other Person; notify Bank immediately of any hazardous discharge from or affecting its premises not in compliance with applicable laws; immediately contain and remove the same, in compliance with all applicable laws; promptly pay any fine or penalty assessed in connection therewith unless it is being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture; permit Bank to inspect the premises at any reasonable time and, unless an Event of Default has occurred, upon reasonable advance notice, to conduct tests thereon, and to inspect all books, correspondence, and records pertaining thereto; and at Bank's reasonable request, and at Borrower's expense, provide a report of a qualified environmental engineer, reasonably satisfactory in scope, form and content to Bank, and such other and further assurances reasonably satisfactory to Bank that the condition has been corrected.

           5.14 ADA. Observe and comply, and cause each of its Subsidiaries to observe and comply, in all material respects with all obligations and requirements of the ADA as it applies to their premises, which shall include, without limitation, installing or constructing all improvements or alterations which may be necessary to cause such premises to be accessible to all persons if the use of such premises or any part thereof becomes a "public accommodation," as defined in the ADA, or in the event additional building improvements are added or incorporated into the existing improvements, and making any reasonable accommodations which may be necessary to accommodate the needs or requirements of any existing or future employee of Borrower and such Subsidiaries, as applicable.

                                     ARTICLE

                               NEGATIVE COVENANTS

       Borrower further covenants and agrees that from the Closing Date and thereafter until the indefeasible payment, performance and satisfaction in full of the Obligations and the termination of the Revolving Credit Commitment, and all of Bank's other obligations to Borrower have been terminated, Borrower shall not without the prior written consent of Bank:

       6.1 Use of Funds; Margin Regulation.

           (a) Use any proceeds of the Revolving Loans for any purpose other than to finance corporate acquisitions, subject to Section 6.8(b);

           (b) Use any portion of the proceeds of the Loans in any manner which might cause the Loans, the application of the proceeds thereof, or the transactions contemplated by this Agreement to violate Regulation G, T, U, or X of the Board of Governors of the Federal Reserve System, or any other regulation of such board, or to violate the Securities and Exchange Act of 1934, as amended or supplemented.

       6.2 Debt. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Debt except Permitted Debt.

       6.3 Liens. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien (including the lien of an attachment, judgment or execution) on any of its Assets, whether now owned or hereafter acquired, except Permitted Liens; or sign or file, or permit any of its Subsidiaries to sign or file, under the Uniform Commercial Code as adopted in any jurisdiction, a financing statement which names Borrower or any of its Subsidiaries as a debtor, or sign, or permit any of its Subsidiaries to sign, any security agreement authorizing any secured party thereunder to file such a financing statement, except with respect to Permitted Liens.

       6.4 Merger, Consolidation, Transfer of Assets. Wind up, liquidate or dissolve, reorganize, merge or consolidate with or into any other Person, or acquire all or substantially all of the Assets or the Business of any other Person, or permit any of its Subsidiaries to do so, except that, subject in any event to compliance with the last paragraph of this Section:

           (a) Borrower may effect an acquisition in compliance with Section
               6.8;

           (b) any Subsidiary may (i) consolidate with or merge into Borrower or any Subsidiary if Borrower or such Subsidiary shall be the continuing or surviving corporation or (ii) consolidate or merge with any other corporation if such Subsidiary shall be the continuing or surviving corporation;

           (c) any Subsidiary may sell, lease, transfer, contribute or otherwise dispose of its assets in whole or in part to Borrower or any Subsidiary, and may, following any such disposition in whole, liquidate and dissolve; and

           (d) Borrower may consolidate or merge with any other corporation if Borrower shall be the continuing or surviving corporation.

Provided, however, in all events within thirty (30) days after the consummation of any transaction described in this Section 6.4, Borrower or such Subsidiary shall execute and deliver such additional agreements, instruments and documents as Bank shall reasonably request, in form and substance satisfactory to Bank, in order to maintain Bank's first priority security interest in all Assets of Borrower or such Subsidiary after giving effect to the transactions described above. No consolidation, merger, sale, lease, transfer, contribution or other disposition referred to in clauses (a) through (d) of this Section shall be permitted under this Section unless at the time of and immediately after giving effect to any such transaction, no Unmatured Event of Default or Event of Default shall have occurred and be continuing.

      6.5 Equipment Leases. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any obligation as a lessee for the rental or hire of equipment or other personal property, other than (i) leases that have been or should be capitalized in accordance with GAAP and (ii) leases (other than Capital Leases) that do not in the aggregate require Borrower and its Subsidiaries on a consolidated basis to make payments (including taxes, insurance, maintenance, and similar expenses which Borrower or any Subsidiary is required to pay under the terms of any lease) in excess of Fifty Thousand Dollars ($50,000) in any fiscal year of Borrower.

     6.6 Sales and Leasebacks. Sell, transfer, or otherwise dispose of, or permit any of its Subsidiaries to sell, transfer, or otherwise dispose of, any real or personal property to any Person, and thereafter directly or indirectly leaseback the same or similar property.

     6.7 Asset Sales. Conduct any Asset Sale, or permit any of its Subsidiaries to do so, other than (i) dispositions of Assets in an aggregate value of up to One Hundred Thousand Dollars ($100,000) per fiscal year, (ii) dispositions of equipment or other Assets which have become obsolete or otherwise no longer useful or required for the conduct of its business, provided that such dispositions do not, individually or in the aggregate, constitute a liquidation of all or substantially all of Borrower's or any Subsidiary's Assets, (iii) liquidations of Permitted Investments in the ordinary course of business, and
(iv) dispositions of any publicly-traded securities acquired pursuant to Section 6.8(c) so long as both before and after giving effect to such dispositions, no Event of Default is continuing or would result therefrom. Bank agrees to release any security interest it may have in any Assets which Borrower is permitted to dispose of in accordance with this Section 6.7, promptly upon such permitted disposition.

       6.8 Investments; New Subsidiaries.

           (a) Except as otherwise  permitted under Sections 6.8(b), (c), (d) or
(e), make, or permit any of its Subsidiaries to make, any loans or advances to, or any investment in, any Person except Permitted Investments; or acquire, or permit any of its Subsidiaries to acquire, any capital stock, Assets, obligations, or other securities of, make any contribution to, or otherwise acquire any interest in any Person; or acquire or form, or permit any of its Subsidiaries to acquire or form, any new Subsidiary; or participate, or permit any of its Subsidiaries to participate, as a partner or joint venturer with any other Person.

           (b) Notwithstanding the terms of Section 6.8(a), Borrower shall be permitted to acquire or form a new Subsidiary with the proceeds of a Revolving Loan provided that all of the following conditions have first been met to the satisfaction of Bank in its sole and absolute discretion:

               (i) such Subsidiary shall be a corporation, wholly-owned by Borrower;

               (ii) concurrent with the acquisition or formation of such Subsidiary, Bank shall have received following Credit Documents, in form and substance satisfactory to Bank in its sole and absolute discretion:

                    a) a Guaranty duly executed by such Subsidiary;

                    b) a Security Agreement (Guarantor) duly executed by such Subsidiary;

                    c) a Stock Pledge Agreement with respect to the capital stock of such Subsidiary, duly executed by Borrower and acknowledged by such Subsidiary;

                    d) such UCC-1 financing statements and/or fixture filings as Bank shall reasonably require in connection with the foregoing Credit Documents, duly executed by Borrower or such Subsidiary, as applicable;

                    e) such assignments or collateral assignments as Bank shall reasonably require with respect to any asset or stock purchase agreements entered into by Borrower with respect to such Subsidiary, in form and substance satisfactory to Bank in its sole and absolute discretion;

               (iii) receipt by Bank of a duly executed opinion of Borrower's counsel, dated as of the dated of the proposed acquisition or formation, and otherwise satisfactory to Bank in its sole and absolute discretion;

               (iv) receipt by Bank of replacement Schedules to this Agreement and the Credit Documents, as appropriate, in form and substance satisfactory to Bank in its sole and absolute discretion;

               (v) receipt by Bank of a Certificate of the Secretary of such Subsidiary dated as of the date of its acquisition or formation, certifying (i) the incumbency and signatures of the Responsible Officers of such Subsidiary who are executing the Credit Documents on behalf of such Subsidiary, (ii) the bylaws of such Subsidiary and all amendments thereto as being true and correct and in full force and effect, and (iii) the resolutions of the board of directors of such Subsidiary as being true and correct and in full force and effect, authorizing the execution and delivery of the Credit Documents to which it is a party, and authorizing the transactions contemplated thereunder, and authorizing the Responsible Officers of such Subsidiary to execute the same on behalf of such Subsidiary;

               (vi) receipt by Bank of the Articles of Incorporation and all amendments thereto of such Subsidiary, certified by the Secretary of State of the state of its organization;

               (vii) receipt by Bank of certificates of foreign qualification and good standing with respect to the applicable Subsidiary, showing that such Subsidiary is qualified to do business and is in good standing under the laws of each state where the failure to be so qualified would have a Material Adverse Effect;

               (viii)receipt  by Bank of a  certificate  signed by a Responsible
Officer of such Subsidiary, dated as of the date of its formation or acquisition, certifying to Bank that (i) both immediately before and immediately after giving effect to the transactions contemplated by the Credit Documents to which such Subsidiary is a party, such Subsidiary is and will be Solvent, (ii) to the best of their knowledge after due and diligent inquiry, the representations and warranties of such Subsidiary contained in the Credit Documents are true and correct and (iii) to the best of their knowledge after due and diligent inquiry, both immediately before and immediately after giving effect to the transactions contemplated by the Credit Documents, no Event of Default or Unmatured Event of Default is continuing or shall occur;

               (xi) receipt by Bank of all Bank Expenses incurred in connection with Bank's due diligence and documentation of the Credit Documents associated with such Subsidiary;

               (x) receipt by Bank of copies of insurance binders or insurance certificates evidencing Borrower's having caused to be obtained insurance in accordance with Section 5.5, including the lender's loss payee endorsements required by such Section;

               (xi) receipt by Bank of Uniform Commercial Code and other public record searches with respect to such Subsidiary, indicating that Bank has a first priority, perfected security interest in the Assets and capital stock of such Subsidiary and otherwise satisfactory to Bank in its sole and absolute discretion;

               (xii) satisfaction of the conditions set forth in Section 3.2;
and

               (xiii)receipt by Bank of such other agreements, instruments and documents as Bank may reasonably require in connection with such acquisition or formation of a new Subsidiary, including UCC termination statements and/or real estate lien releases, all in form and substance satisfactory to Bank in its sole and absolute discretion.

           (c) Notwithstanding the terms of Section 6.8(a), Borrower shall be permitted to take any of the actions described in Section 6.8(a) without the proceeds of a Revolving Loan provided that all of the following conditions have been met to the satisfaction of Bank in its sole and absolute discretion:

               (i) the aggregate of all monies or consideration paid or invested by Borrower for all loans, advances, investments, acquisitions and other actions taken or made pursuant to this Section 6.8(c) during the term of this Agreement plus the aggregate of all distributions, dividends, redemptions, acquisitions and other expenditures made under Section 6.10(b) during the term of this Agreement shall not exceed the Investment and Distribution Basket;

               (ii) Bank shall have received a certificate signed by a Responsible Officer of Borrower, dated as of the date of such loan, advance, investment, acquisition or other action, certifying to Bank that both before and after giving effect to such loan, advance, investment, acquisition or other action, no Event of Default has occurred or will result therefrom; and

               (iii)Bank shall have a first priority security interest in any and all securities, debt instruments and/or other Assets acquired by Borrower pursuant to this Section 6.8(c), subject only to Permitted Liens, pursuant to such duly executed security agreements, stock pledge agreements and/or control agreements as Bank shall reasonably require, together with such UCC-1 financing statements, as Bank shall reasonably require with respect hereto, all in form and substance reasonably satisfactory to Bank, which Borrower shall deliver to Bank within thirty (30) days following such loan, advance, investment, acquisition or other action, and Borrower shall deliver physical possession to Bank of any and all promissory notes, debt instruments, stock certificates and any other possessory collateral which Borrower may acquire pursuant to this
Section 6.8(c), duly endorsed to Bank or in blank as Bank shall require; provided however, that in connection with any such action, if Borrower is unable to grant a first priority security interest as a result of a prior existing Lien or a prohibition on such grant of a Lien to Bank, Borrower will use its best efforts to provide Bank with a second priority Lien or such other form of security as is reasonable given the specific circumstances.

               (d) Notwithstanding the terms of Section 6.8(a), Borrower may advance or loan working capital to any Subsidiary so long as (i) Borrower gives Bank prior written notice of any advances or loans in excess of One Hundred Thousand Dollars ($100,000) in the aggregate in any fiscal year of Borrower,
(ii) both before and after giving effect to such loans or advances, no Event of Default has occurred or will result therefrom, and (iii) such loan or advance is evidenced by a demand promissory note duly endorsed to Bank, and, except for any such loans or advances made to Country Coach, NRV or any other Subsidiary with respect to which Bank has received the documentation specified in Section 6.8(b)(ii), shall be secured by a Security Agreement in the form of a Security Agreement (Guarantor), and Bank shall have first received the originals of all of the foregoing documents, duly executed and in form and substance reasonably satisfactory to Bank, together with such UCC-1 and UCC-2 financing statements as Bank shall reasonably require in connection therewith, duly executed and delivered by the applicable Subsidiary.

       6.9  Character  of  Business.   Engage  in  any  business  activities  or
operations which, in the reasonable determination of Borrower's Board of Directors, are not complementary or are unrelated to its present business activities and operations, or permit any of its Subsidiaries to do so.

      6.10 Distributions.
           (a) Except as expressly permitted by Section 6.10(b), declare or pay any cash dividends or cash distributions on its capital stock; or purchase, redeem, retire, or otherwise acquire for value any of its capital stock now or hereafter outstanding; or make any distribution of Assets to its shareholders, whether in cash, Assets, or in obligations of Borrower; or allocate or otherwise set apart any sum for the payment of any distribution on, or for the purchase, redemption or retirement of, any of its capital stock; or make any other distribution by reduction of capital or otherwise in respect of any of its capital stock; or permit any of its Subsidiaries to purchase or otherwise acquire for value any capital stock of Borrower or any other Subsidiary.

           (b) Notwithstanding the terms of Section 6.10(a), Borrower may declare and pay cash dividends and distributions on its capital stock or take any of the other actions described in Section 6.10(a) so long as (i) the aggregate of all such dividends, distributions, redemptions, acquisitions and other expenditures during the term of this Agreement plus the aggregate consideration paid by Borrower for all loans, advances, investments, acquisitions and other actions taken or made under Section 6.8(c) during the term of this Agreement does not exceed the Investment and Distribution Basket, and (ii) both before and after giving effect to such dividends, distributions, redemptions, acquisitions and other expenditures, no Event of Default has occurred or will result therefrom.

      6.11 Guaranty. Assume, guaranty, endorse (other than checks and drafts received by Borrower in the ordinary course of business so long as an Event of Default has not occurred), or otherwise be or become directly or contingently responsible or liable, or permit any of its Subsidiaries to assume, guaranty, endorse, or otherwise be or become directly or contingently responsible or liable (including, any agreement to purchase any obligation, stock, Assets, goods, or services or to supply or advance any funds, Assets, goods, or services, or any agreement to maintain or cause such Person to maintain, a minimum working capital or net worth, or otherwise to assure the creditors of any Person against loss) for the obligations of any Person; or pledge or hypothecate, or permit any of its Subsidiaries to pledge or hypothecate, any of its Assets as security for any liabilities or obligations of any other Person; provided, however, notwithstanding the foregoing, any of its Subsidiaries may execute a Guaranty and a Security Agreement (Guarantor); provided further, however, this Section 6.11 shall not restrict Borrower or its Subsidiaries from assuming obligations for contingent liabilities arising pursuant to repurchase agreements entered into in the ordinary course of business in connection with sales of recreational vehicles.

     6.12 Capital Expenditures. Make any Capital Expenditures in excess of Five Hundred Thousand Dollars ($500,000) in any fiscal year.

   6.13 Transactions with Affiliates. Enter into any transaction, including the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, or permit any Subsidiary to enter into any transaction, including the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate unless such transaction or arrangement is entered into in the ordinary course of and pursuant to the reasonable requirements of Borrower's or such Subsidiary's business and upon terms that are fair and reasonable and no less favorable to Borrower or such Subsidiary, as the case may be, than those which might be obtained at the time on an arm's-length basis from any Person which is not such an Affiliate.

      6.14 Change of Control. Cause, permit or suffer, directly or indirectly, any Change of Control, without Bank's consent, which consent shall not be unreasonably withheld or delayed.

      6.15 Transactions Under ERISA. Directly or indirectly:

           (a) engage, or permit any Subsidiary of Borrower to engage, in any prohibited transaction which is reasonably likely to result in a civil penalty or excise tax described in Sections 406 of ERISA or 4975 of the Internal Revenue Code for which a statutory or class exemption is not available or a private exemption has not been previously obtained from the Department of Labor;

           (b) permit to exist with respect to any Plan any accumulated funding deficiency (as defined in Sections 302 of ERISA and 412 of the Internal Revenue
Code), whether or not waived;

           (c) fail, or permit any Subsidiary of Borrower to fail, to pay timely required contributions or installments due with respect to any waived funding deficiency to any Plan;

           (d) terminate, or permit any Subsidiary of Borrower to terminate, any Plan where such event would result in any liability of Borrower, any of its Subsidiaries or any member of ERISA Group under Title IV of ERISA;

           (e) fail, or permit any Subsidiary of Borrower to fail, to make any required contribution or payment to any Multiemployer Plan;

           (f) fail, or permit any Subsidiary of Borrower to fail, to pay to a Plan or Multiemployer Plan any required installment or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment;

           (g) amend, or permit any Subsidiary of Borrower to amend, a Plan resulting in an increase in current liability for the plan year such that either of Borrower, any Subsidiary of Borrower or any the member of the ERISA Group is required to provide security to such Plan under Section 401(a)(29) of the Internal Revenue Code; or

           (h) withdraw, or permit any Subsidiary of Borrower to withdraw, from any Multiemployer Plan where such withdrawal is reasonably likely to result in any liability of any such entity under Title IV of ERISA;

which, individually or in the aggregate, results in or reasonably would be expected to result in a claim against or liability of Borrower, any of its Subsidiaries or any member of the ERISA Group in excess of $500,000.

                                     ARTICLE

                         EVENTS OF DEFAULT AND REMEDIES

      7.1 Events of Default. The occurrence of any one or more of the following events, acts or occurrences shall constitute an event of default (an "Event of Default") hereunder:

           (a) Borrower fails to pay on or before the due date thereof, any payment of principal or interest due on the Loans, any Fees, Bank Expenses, or any other amount payable hereunder;

           (b) Borrower fails to observe or perform any of the covenants and agreements set forth in Sections 5.8, 5.9(f) or 5.9(g), or in Article VI and, in the latter case, such failure shall not be cured within 15 days after the date of such failure (if capable of cure);

           (c) Borrower fails to observe or perform any covenant or agreement set forth in this Agreement and the Credit Documents (other than those covenants and agreements described in Sections 7.1(a) and 7.1(b), and such failure continues for thirty (30) days after the earlier to occur of (i) a Responsible Officer of Borrower obtaining actual knowledge of such failure or (ii) Bank's dispatch of notice to Borrower of such failure; or

           (d) Any representation, warranty or certification made by Borrower or any Guarantor, or any officer or employee of Borrower or any Guarantor, in this Agreement, in any certificate, financial statement or other document delivered pursuant to this Agreement or any Credit Document proves to have been incorrect in any material respect when made;

           (e) Borrower or any Guarantor fails to pay when due or within any applicable grace period any payment in respect of Debt or other extensions of credit or financial arrangements (other than under this Agreement) in excess of $500,000 in the aggregate;

         (f) Any event or condition occurs that: (i) results in the acceleration of the maturity of Debt of Borrower or any Guarantor in excess of $500,000 in the aggregate; or (ii) permits (or, with the giving of notice or lapse of time or both, would permit) the holder or holders of such Debt or any Person acting on behalf of such holder or holders to accelerate the maturity thereof;

         (g) Borrower or any Guarantor commences a voluntary Insolvency Proceeding seeking liquidation, reorganization or other relief with respect to itself or its Debt or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or consents to any such relief or to the appointment of or taking possession by any such official in an involuntary Insolvency Proceeding or fails generally to pay its Debt as it becomes due, or takes any action to authorize any of the foregoing;

         (h) An involuntary Insolvency Proceeding is commenced against Borrower or any Guarantor seeking liquidation, reorganization or other relief with respect to it or its Debt or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property and any of the following events occur: (i) the petition commencing the Insolvency Proceeding is not timely controverted; (ii) the petition commencing the Insolvency Proceeding is not dismissed within sixty (60) calendar days of the date of the filing thereof; (iii) an interim trustee is appointed to take possession of all or a substantial portion of the Assets of, or to operate all or any substantial portion of the business of, such Borrower or such Guarantor; or (iv) an order for relief shall have been issued or entered therein;

         (i) Borrower or any Guarantor suffers (i) a final money judgment in excess of $500,000 in the aggregate or (ii) a final writ, warrant of attachment, or similar process involving obligations in excess of $500,000 in the aggregate and within 60 days of the entry of such judgment, writ, warrant, attachment or similar process, it is not bonded or discharged or execution thereof is not stayed pending appeal, or within 60 days after the expiration of any such stay, it is not discharged;

         (j) A judgment creditor obtains possession of Assets with a fair market value in excess of $500,000 in the aggregate of Borrower or any Guarantor by any means, including levy, distraint, replevin, or self-help, or any order, judgment or decree is entered decreeing the dissolution of Borrower;

         (k) Any of the Credit Documents fails to be in full force and effect for any reason, or Bank fails to have a perfected, first priority Lien in and upon all of the collateral assigned or pledged to Bank thereunder, or a default or event of default occurs under any Credit Document, or the obligation of any Guarantor is limited or terminated by operation of law or by the action or inaction of such Guarantor, or any Guarantor attempts to revoke or terminate its Guaranty;

         (l) An Event of Default occurs under the Country Coach/NRV Credit Agreement;

         (m) Wayne Mertes fails for any reason to serve actively as the President and Chief Executive Officer of Borrower, whether by reason of death, disability, resignation, action by the Board of Directors or shareholders of Borrower, or otherwise, unless a successor reasonably acceptable to Bank is hired and actively serving in such capacity within six (6) months form the date of such failure; or

         (n) Any other Material Adverse Effect occurs.

       7.2 Remedies.

           (a) Acceleration. Upon the occurrence of any Event of Default described in Section 7.1(g) or 7.1(h), the Obligations shall become immediately due and payable without any election or action on the part of Bank without presentment, demand, protest or notice of any kind, all of which Borrower hereby expressly waives. Upon the occurrence and continuance of any other Event of Default, Bank may, at its election, by written notice to Borrower, immediately declare the Obligations to be due and payable, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which Borrower hereby expressly waives.

           (b) Termination of Revolving Credit Commitment. Upon the occurrence of any Unmatured Event of Default or Event of Default, Bank may, at its option, terminate the Revolving Credit Commitment and cease making Revolving Loans to Borrower.

           (c) Remedies Cumulative. The rights and remedies of Bank herein and in the Credit Documents are cumulative, and are not exclusive of any other rights, powers, privileges, or remedies, now or hereafter existing, at law, in equity or otherwise.

                                     ARTICLE

                                      TAXES

       8.1 Taxes on Payments. All payments in respect of the Obligations shall be made free and clear of and without any deduction or withholding for or on account of any present and future taxes, levies, imposts, deductions, charges, withholdings, assessments or governmental charges, and all liabilities with respect thereto, imposed by the United States of America, or any political subdivision or taxing authority thereof or therein, excluding any taxes imposed on Bank under the Internal Revenue Code or similar state and local laws and determined by Bank's net income, and any franchise taxes imposed on Bank by the State of California (or any political subdivision thereof) (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings, assessments, charges and liabilities being hereinafter referred to as "Taxes"). If any Taxes are imposed and required by law to be deducted or withheld from any amount payable to Bank, then Borrower shall (i) increase the amount of such payment so that Bank will receive a net amount (after deduction of all Taxes) equal to the amount due hereunder, and (ii) pay such Taxes to the appropriate taxing authority for the account of Bank prior to the date on which penalties attach thereto or interest accrues thereon; provided, however, if any such penalties or interest shall become due, Borrower shall make prompt payment thereof to the appropriate taxing authority unless it is being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP, and by reason of nonpayment, no material property is subject to material risk of loss or forfeiture.

      8.2 Indemnification For Taxes. Borrower shall indemnify Bank for the full amount of Taxes (including penalties, interest, expenses and Taxes arising from or with respect to any indemnification payment) arising therefrom or with respect thereto, whether or not the Taxes were correctly or legally asserted. This indemnification shall be made on demand.

     8.3 Evidence of Payment. Within thirty (30) days after the date of payment of any Taxes, Borrower shall furnish to Bank the original or a certified copy of a receipt evidencing payment thereof. If no Taxes are payable in respect of any payment due hereunder or under the Notes, Borrower shall furnish to Bank a certificate from each appropriate taxing authority, or an opinion of counsel acceptable to Bank, in either case stating that such payment is exempt from or not subject to Taxes.

                                     ARTICLE

                                  MISCELLANEOUS

       9.1 Notices. All notices, requests and other communications to any party hereunder shall be in writing (including facsimile transmission or similar writing) and shall be given to such party at its address or facsimile number set forth on the signature pages hereof or such other address or facsimile number as such party may hereafter specify by notice to the other party in accordance with this Section 9.1. Each such notice, request or other communication shall be deemed given on the second business day after mailing; provided that actual notice, however and from whomever given or received, shall always be effective on receipt; provided further that notices to Bank pursuant to Article II shall not be effective until received by a Responsible Officer of Bank; provided further that notices sent by Bank in connection with Sections 9504 or 9505 of the California Uniform Commercial Code shall be deemed given when deposited in the mail or personally delivered, or, where permitted by law, transmitted by facsimile.

       9.2 No Waivers. No failure or delay by Bank in exercising any right, power or privilege hereunder or under any Credit Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

       9.3 Bank Expenses; Documentary Taxes; Indemnification.

           (a) Borrower shall pay all Bank Expenses on demand.

           (b) Borrower shall pay all and indemnify Bank against any and all transfer taxes, documentary taxes, assessments, or charges made by any Governmental Authority and imposed by reason of the execution and delivery of this Agreement, any of the Credit Documents, or any other document, instrument or agreement entered into in connection herewith.

           (c) Borrower shall and hereby agrees to indemnify, protect, defend and hold harmless Bank and its directors, officers, agents, employees and attorneys (collectively, the "Indemnified Persons" and individually, an "Indemnified Person") from and against (i) any and all losses, claims, damages, liabilities, deficiencies, judgments, reasonable costs and expenses (including attorneys' fees and attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code) incurred by any Indemnified Person (except to the extent that it is finally judicially determined to have resulted from the gross negligence or willful misconduct of any Indemnified Person) arising out of or by reason of any litigations, investigations, claims or proceedings (whether administrative, judicial or otherwise), including discovery, whether or not Bank is designated a party thereto, which arise out of or are in any way related to
(1) a breach by Borrower or any Subsidiary of its representations and warranties under this Agreement or any Credit Document, or (2) any actual or proposed use by Borrower of the proceeds of the Loans; (ii) any such losses, claims, damages, liabilities, deficiencies, judgments, costs and expenses arising out of or by reason of the use, generation, manufacture, production, storage, release,
threatened  release,  discharge,   disposal  or  presence  on,  under  or  about
Borrower's operations or property or property leased by Borrower of any material, substance or waste which is or becomes designated as Hazardous Materials; and (iii) any such losses, claims, damages, liabilities, deficiencies, judgments, costs and expenses incurred in connection with any remedial or other action taken by Borrower or Bank in connection with compliance by Borrower with any federal, state or local environmental laws, acts, rules, regulations, orders, directions, ordinances, criteria or guidelines (except to the extent that it is finally judicially determined to have resulted from the gross negligence or willful misconduct of any Indemnified Person). If and to the extent that the obligations of Borrower hereunder are unenforceable for any reason, Borrower hereby agrees to make the maximum contribution to the payment and satisfaction of such obligations of Bank which is permissible under applicable law.

           (d) Borrower's  obligations  under this Section 9.3 and under Section
8.2 shall survive any termination of this Agreement and the Credit Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of its obligations set forth in this Agreement.

       9.4 Amendments and Waivers. Any provision of this Agreement or any of the Credit Documents to which Borrower is a party may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the party asserted to be bound thereby, and then such amendment or waiver shall be effective only in the specific instance and specific purpose for which given.

       9.5 Successors and Assigns; Participations; Disclosure.

           (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of Bank and any such prohibited assignment or transfer by Borrower shall be void.

           (b) Bank may make, carry or transfer the Loans and the Revolving Credit Commitment at, to or for the account of, any of its branch offices or the office of an Affiliate of Bank or to any Federal Reserve Bank, all without Borrower's consent.

           (c) Upon written notice to Borrower, Bank may, at its own expense, assign to one or more banks or other financial institutions all or a portion of its rights (including voting rights) and obligations under this Agreement and the Credit Documents. In the event of any such assignment by Bank pursuant to this Section 9.5(c), Bank's obligations under this Agreement arising after the effective date of such assignment shall be released and concurrently therewith, transferred to and assumed by Bank's assignee to the extent provided for in the document evidencing such assignment.

           (d) Bank may at any time sell to one or more banks or other financial institutions (each a "Participant") participating interests in the Revolving Credit Commitment, the Loans, and in any other interest of Bank hereunder. In the event of any such sale by Bank of a participating interest to a Participant, Bank's obligations under this Agreement shall remain unchanged, Bank shall remain solely responsible for the performance thereof, and Borrower shall continue to deal solely and directly with Bank in connection with Bank's rights and obligations under this Agreement. Borrower agrees that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article VIII with respect to its participating interest. Bank shall give prompt notice to Borrower of the grant of any such participation.

           (e) Subject to Section 9.10, Borrower authorizes Bank to disclose to any assignee under Section 9.5(c) or any Participant (either, a "Transferee") and any prospective Transferee any and all financial information in Bank's possession concerning

Borrower which has been delivered to Bank by Borrower or any of its Responsible Officers pursuant to this Agreement or which has been delivered to Bank by Borrower or any of its Responsible Officers in connection with Bank's credit evaluation prior to entering into this Agreement.

           (f) With Borrower's prior written consent, Bank may use Borrower's name in advertising and promotional materials and in conjunction therewith disclose the general terms of this Agreement.

       9.6 Counterparts; Effectiveness; Integration. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement shall be effective when executed by each of the parties hereto. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

       9.7 Severability. The provisions of this Agreement are severable. The invalidity, in whole or in part, of any provision of this Agreement shall not affect the validity or enforceability of any other of its provisions. If one or more provisions hereof shall be declared invalid or unenforceable, the remaining provisions shall remain in full force and effect and shall be construed in the broadest possible manner to effectuate the purposes hereof.

       9.8 GOVERNING LAW.  THIS AGREEMENT SHALL BE DEEMED
TO HAVE BEEN MADE IN THE STATE OF CALIFORNIA AND THE VALIDITY, CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF, AND THE RIGHTS OF THE PARTIES HERETO, SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

       9.9 Dispute Resolution. This Agreement is subject to that certain Alternative Dispute Resolution Agreement, dated as of even date herewith, between Borrower and Bank.

     9.10 Confidentiality. In connection with the negotiation and administration of this Agreement and the other Credit Documents, Borrower and Guarantors have furnished and will, from time to time, furnish to Bank written information (such information, other than any such information which (i) was publicly available, or otherwise known to Bank, at the time of disclosure, (ii) subsequently becomes publicly available other than through any act or omission by Bank or (iii) otherwise subsequently becomes known to Bank other than through a Person whom Bank knows to be acting in violation of his or its obligations to Borrower or Guarantors, being hereinafter referred to as "Confidential Information"). Bank will treat confidentially any Confidential Information in accordance with such procedures as Bank applies generally to information of that nature. It is understood, however, that the foregoing will not restrict Bank's ability to freely exchange such Confidential Information with (i) directors, employees, auditors, accountants or counsel of Bank or any Affiliate of Bank and (ii) actual or prospective Transferees, but in the case of prospective Transferees, Bank's ability to so exchange Confidential Information shall be conditioned upon any such prospective Transferees' agreement to be bound by this Section 9.10. It is further understood that the foregoing will not prohibit the disclosure of any or all Confidential Information if and to the extent that such disclosure may be required (i) by a regulatory agency or otherwise in connection with an examination of Bank's records by appropriate authorities, (ii) pursuant to court order, subpoena or other legal process or in connection with any pending or threatened litigation, (iii) pursuant to any order, regulation or ruling applicable to Bank or at the express direction of any other authorized governmental agency, (iv) as may be required or appropriate in any report, statement or testimony submitted to any municipal, state or Federal regulatory body having or claiming to have jurisdiction over Bank or to the Federal Reserve Board or the FDIC or similar organizations (whether in the United States or elsewhere) or their successors, (v) otherwise as required by law, (vi) in order to protect its interests or its rights or remedies hereunder or under the other Credit Documents, or (vii) except as expressly contemplated by this Agreement or the Credit Documents. In the event of any required disclosure under clauses
(ii), (iii), (iv), (v) or (vii) above, Bank agrees to use reasonable efforts to inform Borrower as promptly as practicable prior to the disclosure of any such Confidential Information.

                [Remainder of this page intentionally left blank]

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

BORROWER:                           NATIONAL R.V. HOLDINGS, INC.


                                    By

                                    Title:

                                    Address for Notices:

                                    National R.V. Holdings, Inc.
                                    3411 N. Perris Boulevard
                                    Perris, CA 92571
                                    Attn:  Mr. Kenneth W. Ashley
                                    Facsimile:  (909) 657-8598


BANK:                               UNION BANK OF CALIFORNIA, N.A.


                                    By

                                    Title:

                                    Address for Notices and Lending Office:

                                    Union Bank of California
                                    Commercial Portfolio Administration
                                    Attn:          Catherine Abe, Vice President
                                    Allison W. Berry, Assistant Vice President
                                    445 South Figueroa Street
                                    16th Floor
                                    Los Angeles, California 90071
                                    Facsimile: (213) 236-76352

                                                           EXHIBIT 10.2

                           REVOLVING CREDIT AGREEMENT

                                   dated as of


                                  July 28, 1997


                                      among


                  NATIONAL R.V., INC., and COUNTRY COACH, INC.
                                  ("Borrowers")

                                       and

                         UNION BANK OF CALIFORNIA, N.A.
                                    ("Bank")



                                   $20,000,000

                                TABLE OF CONTENTS


                                                                        Page(s)

                                    ARTICLE I
                           DEFINITIONS AND INTERPRETATIONS.................  1

1.1  Definitions...........................................................  1
     ADA...................................................................  1
     Additional Loan Stated Amount.........................................  1
     Affiliate.............................................................  1
     Agreement.............................................................  1
     Asset.................................................................  1
     Asset Sale............................................................  1
     Bank..................................................................  2
     Bank Expenses.........................................................  2
     Bankruptcy Code.......................................................  2
     Base LIBOR............................................................  2
     Borrower(s)...........................................................  3
     Borrowing.............................................................  3
     Business Day..........................................................  3
     Capital Expenditures..................................................  3
     Capital Lease.........................................................  3
     Capital Lease Obligations.............................................  3
     Cash Interest Expense.................................................  3
     Change of Control.....................................................  3
     Closing Date..........................................................  3
     Country Coach.........................................................  3
     Credit Document(s)....................................................  4
     Debt..................................................................  4
     Debt Service..........................................................  4
     Dollars...............................................................  5
     EBITDA................................................................  5
     ERISA.................................................................  5
     ERISA Event...........................................................  5
     ERISA Group...........................................................  5
     Event of Default......................................................  5
     Financial Statement(s)................................................  5
     GAAP..................................................................  6
     Governing Documents...................................................  6
     Governmental Authority................................................  6
     Guarantor.............................................................  6
     Guaranty..............................................................  6
     Hazardous Materials...................................................  6
     Holdings..............................................................  7
     Holdings Credit Agreement.............................................  7
     Indemnified Person(s).................................................  7
     Insolvency Proceeding.................................................  7
     Interest Payment Date.................................................  7

     Interest Period.......................................................  7
     Internal Revenue Code.................................................  7
     Lending Office........................................................  8
     Letter(s) of Credit...................................................  8
     Letter of Credit and Reimbursement Agreement..........................  8
     Letter of Credit Application..........................................  8
     Letter of Credit Fees.................................................  8
     Letter of Credit Sublimit.............................................  8
     Letter of Credit Usage................................................  8
     LIBOR Business Day....................................................  8
     LIBOR Lending Rate....................................................  8
     LIBOR Lending Rate Portion............................................  9
     LIBOR Reserve Percentage..............................................  9
     Lien..................................................................  9
     Loan(s)...............................................................  9
     Material Adverse Effect...............................................  9
     Maturity Date.........................................................  9
     Multiemployer Plan....................................................  9
     Net Income............................................................ 10
     NRV................................................................... 10
     Note.................................................................. 10
     Notice of Borrowing................................................... 10
     Notice of Conversion or Continuation.................................. 10
     Obligations........................................................... 10
     Operating Lease....................................................... 10
     Old Lender............................................................ 10
     Participant........................................................... 10
     Pay-Off Letter........................................................ 10
     PBGC.................................................................. 10
     Permitted Debt........................................................ 11
     Permitted Investments................................................. 11
     Permitted Liens....................................................... 11
     Person................................................................ 12
     Plan.................................................................. 12
     Property.............................................................. 12
     Purchase Money Lien................................................... 12
     Quarterly Compliance Certificate...................................... 12
     Real Estate Leases.................................................... 12
     Reference Lending Rate................................................ 13
     Reference Lending Rate Portion........................................ 13
     Reference Rate........................................................ 13
     Revolving Credit Commitment........................................... 13
     Regulation D.......................................................... 13
     Reimbursement Agreement............................................... 13
     Reportable Event...................................................... 13
     Responsible Officer................................................... 13
     Retiree Health Plan................................................... 13
     Revolving Loans....................................................... 13
     Revolving Loans Daily Balances........................................ 13
     Security Agreement (Country Coach).................................... 14

     Security Agreement (NRV).............................................. 14
     Security Agreement (Guarantor)........................................ 14
     Solvent............................................................... 14
     Stock Pledge Agreement................................................ 14
     Subsidiary............................................................ 14
     Swaps................................................................. 15
     Tangible Net Worth.................................................... 15
     Taxes................................................................. 15
     Trademark Security Agreement.......................................... 15
     Transferee............................................................ 15
     Unfunded Liabilities.................................................. 15
     Unmatured Event of Default............................................ 15
     Working Capital....................................................... 15
1.2  Accounting Terms and Determinations................................... 15
1.3  Computation of Time Periods........................................... 16
1.4  Construction.......................................................... 16
1.5  Exhibits and Schedules................................................ 16
1.6  No Presumption Against Any Party...................................... 16
1.7  Independence of Provisions............................................ 16

                                   ARTICLE II
                       TERMS OF THE CREDIT FACILITIES...................... 16

2.1  [Intentionally Omitted]............................................... 16
2.2  Revolving Loans....................................................... 17
2.3  Letters of Credit..................................................... 17
2.4  Interest Rates; Payments of Interest.................................. 18
2.5  Notice of Borrowing Requirements...................................... 19
2.6  Conversion or Continuation Requirements............................... 20
2.7  LIBOR Costs........................................................... 21
2.8  Illegality; Impossibility............................................. 22
2.9  Disaster.............................................................. 22
2.10 Increased Risk-Based Capital Cost..................................... 23
2.11 Note; Statements of Obligations....................................... 24
2.12 Holidays.............................................................. 24
2.13 Time and Place of Payments............................................ 24
2.14 Maturity Date......................................................... 25

                                  ARTICLE III
                       CONDITIONS PRECEDENT................................ 25

3.1  Conditions to Initial Loan and/or Letter of Credit.................... 25
3.2  Conditions to all Loans and Letters of Credit......................... 27

                                   ARTICLE IV
                       REPRESENTATIONS AND WARRANTIES...................... 28

4.1  Legal Status.......................................................... 28
4.2  No Violation; Compliance.............................................. 28

4.3  Authorization; Enforceability......................................... 28
4.4  Approvals; Consents................................................... 28
4.5  Liens................................................................. 29
4.6  Debt.................................................................. 29
4.7  Litigation............................................................ 29
4.8  No Default............................................................ 29
4.9  Subsidiaries.......................................................... 29
4.10 Taxes................................................................. 29
4.11 Correctness of Financial Statements................................... 29
4.12 ERISA................................................................. 30
4.13 Other Obligations..................................................... 30
4.14 Public Utility Holding Company Act.................................... 30
4.15 Investment Company Act................................................ 30
4.16 Patents, Trademarks, Copyrights, and Intellectual Property, etc....... 30
4.17 Environmental Condition............................................... 31
4.18 Compliance With ADA................................................... 31

                                    ARTICLE V
                       AFFIRMATIVE COVENANTS............................... 31

5.1  Punctual Payments..................................................... 31
5.2  Books and Records..................................................... 31
5.3  Financial Statements.................................................. 32
5.4  Existence; Compliance with Law........................................ 32
5.5  Insurance............................................................. 33
5.6  Assets................................................................ 34
5.7  Taxes and Other Liabilities........................................... 34
5.8  Financial Condition................................................... 34
5.9  Notice to Bank........................................................ 35
5.11 Further Assurances.................................................... 37
5.12 Real Estate Leases.................................................... 37
5.13 Environment........................................................... 37
5.14 ADA................................................................... 37

                                   ARTICLE VI
                       NEGATIVE COVENANTS.................................. 38

6.1  Use of Funds; Margin Regulation....................................... 38
6.2  Debt.................................................................. 38
6.3  Liens................................................................. 38
6.4  Merger, Consolidation, Transfer of Assets............................. 38
6.5  Equipment Leases...................................................... 39
6.6  Sales and Leasebacks.................................................. 39
6.7  Asset Sales........................................................... 39
6.8  Investments........................................................... 39
6.9  Character of Business................................................. 40
6.10 Distributions......................................................... 40
6.11 Guaranty.............................................................. 40
6.12 Capital Expenditures.................................................. 41

6.13 Transactions with Affiliates.......................................... 41
6.14 Change of Control..................................................... 41
6.15 Transactions Under ERISA.............................................. 41

                                  ARTICLE VII
                       EVENTS OF DEFAULT AND REMEDIES...................... 42

7.1  Events of Default..................................................... 42
7.2  Remedies.............................................................. 44
7.3  Remedies Cumulative................................................... 44

                                  ARTICLE VIII
                       TAXES............................................... 45

8.1  Taxes on Payments..................................................... 45
8.2  Indemnification For Taxes............................................. 45
8.3  Evidence of Payment................................................... 45

                                   ARTICLE IX
                       MISCELLANEOUS....................................... 45

9.1  Notices............................................................... 45
9.2  No Waivers............................................................ 46
9.3  Bank Expenses; Documentary Taxes; Indemnification..................... 46
9.4  Amendments and Waivers................................................ 47
9.5  Successors and Assigns; Participations; Disclosure.................... 47
9.6  Counterparts; Effectiveness; Integration.............................. 48
9.7  Severability.......................................................... 48
9.8  GOVERNING LAW......................................................... 48
9.9  Dispute Resolution.................................................... 48
9.10 Confidentiality....................................................... 48

                                    ARTICLE X
                       JOINT AND SEVERAL LIABILITY; SINGLE LOAN ACCOUNT.... 49

10.1 Joint and Several Liability........................................... 49
10.2 Primary Obligation; Waiver of Marshalling............................. 49
10.3 Financial Condition of Borrowers...................................... 50
10.4 Continuing Liability.................................................. 50
10.5 Additional Waivers.................................................... 50
10.6 Settlements or Releases............................................... 53
10.7 No Election........................................................... 54
10.8 Indefeasible Payment.................................................. 54
10.9 Single Loan Account................................................... 54
10.10Apportionment of Proceeds of Loans.................................... 55
10.11Bank Held Harmless.................................................... 55
10.12Borrowers' Integrated Operations...................................... 55

                             EXHIBITS AND SCHEDULES


Exhibit 2.5(b) - Form of Notice of Borrowing

Exhibit 2.6(b) - Form of Notice of Conversion or Continuation

Exhibit 3.1(b) - Form of Opinions of Borrower's Counsel

Exhibit 5.3(b) - Form of Quarterly Compliance Certificate

Schedule 1.1P  - Permitted Debt

Schedule 4.9   - Subsidiaries

Schedule 4.12  - Employee Benefit Plans

                           REVOLVING CREDIT AGREEMENT


       This REVOLVING CREDIT AGREEMENT, dated as of July 28, 1997, is entered into among Borrowers and Bank.

       The parties hereto hereby agree as follows:

                                    ARTICLE I

                         DEFINITIONS AND INTERPRETATIONS

       1.1 Definitions. The following terms, as used herein, shall have the following meanings:

             "ADA" means the Americans with Disabilities Act, 42
U.S.C. ss. 12101, et. seq., and all applicable rules and regulations promulgated thereunder.

             "Additional Loan Stated Amount" has the meaning given to such term in the Reimbursement Agreement.

             "Affiliate" means any Person (i) that, directly or indirectly, controls, is controlled by or is under common control with either Borrower or any Subsidiary of either Borrower; (ii) which directly or indirectly beneficially owns or controls five percent (5%) or more of any class of voting stock of either Borrower or any Subsidiary of either Borrower; or (iii) five percent (5%) or more of the voting stock of which is directly or indirectly beneficially owned or held by either Borrower or any Subsidiary of either Borrower. For purposes of the foregoing, "control" (including "controlled by" and "under common control with") shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

             "Agreement" means this Revolving Credit Agreement, together with any concurrent or subsequent rider, amendment, schedule or exhibit to this Revolving Credit Agreement.

             "Asset" means any interest of a Person in any kind of property or asset, whether real, personal, or mixed real and personal, and whether tangible or intangible.

             "Asset Sale" means any sale, transfer or other disposition of any of either Borrower's or any of its Subsidiary's businesses or Assets now owned or hereafter acquired (other than any sale, transfer or other disposition of inventory in the ordinary course of business), including shares of stock and indebtedness of any Subsidiary, receivables and leasehold interests.

             "Bank" means Union Bank of California, N.A.

             "Bank Expenses" means (i) all reasonable expenses of
Bank paid or incurred in connection with Bank's due diligence and investigation of Borrowers, including appraisal, filing, recording, documentation, publication and search fees and other such expenses, and all reasonable attorneys' fees and expenses (including attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code and including the allocated cost of Bank's in-house legal counsel and professional staff) incurred in connection with the structuring, negotiation, drafting, preparation, execution and delivery of this Agreement, the Credit Documents, the Letters of Credit, and any and all other documents, instruments and agreements entered into in connection herewith or therewith; (ii) all reasonable expenses of Bank, including attorneys' fees and expenses (including attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code and including the allocated cost of Bank's in-house legal counsel and professional staff) paid or incurred in connection with the negotiation, preparation, execution and delivery of any waiver, forbearance, consent, amendment or addition to this Agreement, any Credit Document, or any Letter of Credit, or the termination hereof and thereof; (iii) all reasonable costs or expenses paid or advanced by Bank which are required to be paid by Borrowers under this Agreement, the Credit Documents, or any Letter of Credit, including taxes and insurance premiums of every nature and kind of Borrowers; and (iv) if an Event of Default occurs, all reasonable expenses paid or incurred by Bank, including attorneys' fees and expenses (including attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code and including the allocated cost of Bank's in-house legal counsel and professional staff), costs of collection, suit, arbitration, judicial reference and other enforcement proceedings, and any other reasonable out-of-pocket expenses incurred in connection therewith or resulting therefrom, whether or not suit is brought, or in connection with any refinancing or restructuring of the Obligations and the liabilities of Borrowers under this Agreement, any of the Credit Documents, or any Letter of Credit, or any other document, instrument or agreement entered into in connection herewith in the nature of a "workout."

             "Bankruptcy Code" means The Bankruptcy Reform Act of 1978
(Pub. L. No. 95-598; 11 U.S.C. ss.ss. 101 et seq.), as amended or supplemented from time to time, or any successor statute, and any and all rules and regulations issued or promulgated in connection therewith.

             "Base LIBOR" applicable to any Interest Period for a LIBOR Lending Rate Portion means the offered rate per annum (rounded upward to the nearest one-hundredth of one percent (.01%)), if any, to first-class banks in the LIBOR market quoted by Bank at 11:00 a.m. California time, two (2) LIBOR Business Days prior to the first day of such Interest Period for Dollar deposits of an amount comparable to the principal amount of the

LIBOR Lending Rate Portion for which the LIBOR Lending Portion is being determined with maturities comparable to the Interest Period for which such LIBOR Lending Rate will apply.

             "Borrower(s)" means individually or collectively as the context requires, Country Coach and NRV.

             "Borrowing" means a borrowing of a Revolving Loan pursuant to the terms hereof.

             "Business Day" means any day other than a Saturday, a Sunday, or a day on which commercial banks in the City of Los Angeles, California are authorized or required by law or executive order or decree to close.

         "Capital Expenditures" means expenditures made and liabilities incurred by any Person for the acquisition, construction or maintenance of any fixed Assets or improvements, replacements, substitutions, or additions thereto that have a useful life of more than one (1) year, including the direct or indirect acquisition of such Assets by way of increased product or service charges, offset items, or otherwise, including the current expense portion of all Capital Leases and Operating Leases, but excluding the current portion of any Debt used to finance such Capital Expenditures, calculated in accordance with GAAP.

             "Capital Lease" means any lease of an Asset by a Person as lessee which would, in conformity with GAAP, be required to be accounted for as a capital lease on the balance sheet of that Person.

             "Capital Lease Obligations" of a Person means the amount of the obligations of such Person under all Capital Leases which would be shown as a liability on a balance sheet of such Person prepared in accordance with GAAP.

         "Cash Interest Expense" means, with respect to a Borrower, the interest payable in cash accrued for the immediately preceding twelve (12) month period on such Borrowers' Debt, including the interest portion of such Borrowers' Capital Lease Obligations, prepared in accordance with GAAP.

             "Change of Control" shall be deemed to have occurred at such time as a "person" or "group" (within the meaning of Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), directly or indirectly, of more than 10% of the total voting power of all classes of stock then outstanding of either Borrower normally entitled to vote in the election of directors.

           "Closing Date" means the date when all of the conditions set forth in
Section 3.1 have been fulfilled to the satisfaction of Bank and its counsel.

             "Country Coach" means Country Coach, Inc., an Oregon corporation.

             "Credit Document(s)" means each of the following documents, instruments, and agreements individually or collectively, as the context
requires,   and   any   amendments,   replacements,   substitutions,   renewals,
refinancings or restatements thereto or thereof:

                              the Note;

                              the Security Agreement (NRV);

                              the Security Agreement (Country Coach);

                              the Guaranty;

                              the Security Agreement (Guarantor);

                              the Stock Pledge Agreements;

                              the Trademark Security Agreements;

                             the Letter of Credit Applications; and

     such other documents, instruments, and agreements (including financing statements and fixture filings) as Bank may reasonably request in connection with the transactions contemplated hereunder or to perfect or protect the liens and security interests granted to Bank in connection herewith.

             "Debt" means, as of the date of determination, the sum, but without duplication, of any and all of a Person's: (i) indebtedness heretofore or hereafter created, issued, incurred or assumed by such Person (directly or indirectly) for or in respect of money borrowed; (ii) Capital Lease Obligations;
(iii) obligations evidenced by bonds, debentures, notes, or other similar instruments; (iv) obligations for the deferred purchase price of property or services (including trade obligations); (v) current liabilities in respect of unfunded vested benefits under any Plan; (vi) obligations under letters of credit; (vii) obligations under acceptance facilities; (viii) obligations under all guaranties, endorsements (other than for collection or deposit in the ordinary course of business), and other contingent obligations to purchase, to provide funds for payment, or supply funds to invest in any other Person, or otherwise to assure a creditor against loss; (ix) obligations secured by any Lien, whether or not such obligations have been assumed; and (x) Swaps.

             "Debt Service" means, with respect to a Borrower, as of the date of determination for the prior twelve (12) month period, (i) all payments of principal due and payable on the current portion of such Borrower's long-term Debt during such period, (ii) the Cash Interest Expense due and payable during such period, including all interest payments due and payable during such period pursuant to
Section 2.4(e), (iii) such Borrower's Capital Lease Obligations due and payable during such period, and (iv) such Borrower's federal, state and local taxes due and payable during such period.

             "Dollars" or "$" means lawful currency of the United States of America.

             "EBITDA" means, with respect to a Borrower, as of the date of determination for the prior twelve (12) month period, the amount calculated as the sum (but without duplication) of (a) such Borrower's Net Income, (b) such Borrower's Cash Interest Expense, (c) actual taxes paid in cash by such Borrower which reduced such Borrower's Net Income, (d) such Borrower's total depreciation expense, (e) such Borrower's total amortization expense, (f) other non-cash items reducing such Borrower's Net Income, and (g) whether or not otherwise includable as a separate item in the statement of such Borrower's Net Income for such period, losses on sales of Assets less the amounts for such period of non-cash items increasing such Borrower's Net Income, whether or not otherwise includable for such period, gains on the sale of Assets, all of the foregoing prepared in accordance with GAAP.

             "ERISA" means the Employee Retirement Income Security Act of
1974, as amended from time to time, or any successor statute, and any and all regulations thereunder.

             "ERISA Event" means (a) a Reportable Event with respect to a Plan or Multiemployer Plan, (b) the withdrawal of a member of the ERISA Group from a Plan during a plan year in which it was a "substantial employer" (as defined in Section 4001(a)(2) of ERISA), (c) the providing of notice of intent to terminate a Plan in a distress termination (as described in Section 4041(c) of ERISA), (d) the institution by the PBGC of proceedings to terminate a Plan or Multiemployer Plan, (e) any event or condition (i) that provides a basis under Section 4042(a)(1), (2), or (3) of ERISA for the termination of or the appointment of a trustee to administer, any Plan or Multiemployer Plan, of (ii) that may result in termination of a Multiemployer Plan pursuant to Section 4041A of ERISA, (f) the partial or complete withdrawal within the meaning of Sections 4203 and 4205 of ERISA of a member of the ERISA Group from a Multiemployer Plan, or (g) providing any security to any Plan under Section 401(a)(29) of the IRC by a member of the ERISA Group.

             "ERISA Group" means Borrowers and all members of a controlled group of corporations and all trades or business (whether or not incorporated) under common control which, together with Borrowers are treated as a single employer under Section 414 of the Internal Revenue Code.

             "Event of Default" has the meaning set forth in Section 7.1.

          "Financial Statement(s)" means, with respect to any accounting period of any Person, statements of income and statements of cash flows of such Person for such period, and balance sheets of such Person as of the end of such period, setting forth in each case in comparative form figures for the corresponding period in the preceding fiscal year or, if such period is a full fiscal year, corresponding figures from the preceding annual accounting period, all prepared in reasonable detail and in accordance with GAAP, subject to year-end adjustments in the case of monthly or quarterly Financial Statements. Financial Statement(s) shall include the schedules thereto and annual Financial Statements shall also include the footnotes thereto.

             "GAAP" means generally accepted accounting principles in the United States of America, consistently applied, which are in effect as of the date of this Agreement. If any changes in accounting principles from those in effect on the date hereof are hereafter occasioned by promulgation of rules, regulations, pronouncements or opinions by or are otherwise required by the Financial Accounting Standards Board or the American Institute of Certified Public Accountants (or successors thereto or agencies with similar functions), and any of such changes results in a change in the method of calculation of, or affects the results of such calculation of, any of the financial covenants, standards or terms found herein, then the parties hereto agree to enter into and diligently pursue negotiations in order to amend such financial covenants, standards or terms so as to equitably reflect such changes, with the desired result that the criteria for evaluating financial condition and results of operations of Borrower and the Subsidiaries shall be the same after such changes as if such changes had not been made.

             "Governing Documents" means the certificate or articles of incorporation, by-laws, or other organizational or governing documents of any Person.

             "Governmental Authority" means any federal, state, local or other governmental department, commission, board, bureau, agency, central bank, court, tribunal or other instrumentality or authority or subdivision thereof, domestic or foreign, exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

             "Guarantor" means Holdings.

             "Guaranty" means that certain Continuing Guaranty dated as of even date herewith, executed by Guarantor in favor of Bank.

             "Hazardous Materials" means all or any of the following:
(a) substances that are defined or listed in, or otherwise classified pursuant to, any applicable laws or regulations as "hazardous substances," "hazardous materials," "hazardous wastes,"

"toxic substances," or any other formulation intended to define, list, or classify substances by reason of deleterious properties such as ignitability, corrosivity, reactivity, carcinogenicity, reproductive toxicity, or "EP toxicity" or are otherwise regulated for the protection of persons, property or the environment; (b) oil, petroleum, or petroleum derived substances, natural gas, natural gas liquids, synthetic gas, drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas, or geothermal resources; (c) any flammable substances or explosives or any radioactive materials; and (d) asbestos in any form or electrical equipment which contains any oil or dielectric fluid containing levels of polychlorinated biphenyls in excess of fifty (50) parts per million.

             "Holdings" means National R.V. Holdings, Inc., a Delaware corporation.

             "Holdings Credit Agreement" means that certain Revolving Credit Agreement, dated as of even date herewith, between Holdings and Bank, as amended or restated from time to time.

             "Indemnified Person(s)" has the meaning given to such term in
Section 9.3(c).

             "Insolvency Proceeding" means any proceeding commenced by or against any Person, under any provision of the Bankruptcy Code, or under any other bankruptcy or insolvency law, including, but not limited to, assignments for the benefit of creditors, formal or informal moratoriums, compositions, or extensions with some or all creditors.

           "Interest Payment Date" means the last Business Day of each and every month, and the Maturity Date.

             "Interest Period" means, with respect to each LIBOR Lending Rate Portion, the period commencing on the date of such LIBOR Lending Rate Portion and ending on the numerically corresponding day one (1), two (2), three (3) or six (6) months thereafter as Borrower may elect pursuant to the applicable Notice of Borrowing or Notice of Conversion or Continuation; provided, however, that:

             (a) any Interest Period which would otherwise end on a day which is not a LIBOR Business Day shall be extended to the next succeeding LIBOR Business Day unless such LIBOR Business Day falls in another calendar month in which case such Interest Period shall end on the immediately preceding LIBOR Business Day;

             (b) any Interest Period which begins on the last LIBOR Business
Day of the calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last LIBOR Business Day of the calendar month in which it would have ended if there were a numerically corresponding day in such calendar month; and

             (c) no Interest Period may extend beyond the Maturity Date.

             "Internal Revenue Code" means the Internal Revenue Code of 1986, as supplemented and amended from time to time, or any successor statute, and any and all regulations and rules promulgated thereunder.

             "knowledge of Borrowers" means the actual knowledge of a Responsible Officer of either Borrower.

           "Lending Office" means Bank's office located at its address set forth on the signature pages hereof, or such other office of Bank as it may hereafter designate as its Lending Office by notice to Borrower.

           "Letter(s) of Credit" means any standby letter(s) of credit issued by Bank pursuant to Section 2.3.

             "Letter of Credit and Reimbursement Agreement" means that certain Letter of Credit and Reimbursement Agreement, dated as of December 1, 1985, between NRV and Bank, as amended or restated from time to time.

            "Letter of Credit Application" means Bank's standard Application for Irrevocable Standby Letter of Credit and Standby Letter of Credit Agreement, as the same may be from time to time amended or modified.

           "Letter of Credit Fees" has the meaning given to such term in Section 2.3(c).

             "Letter of Credit Sublimit" means One Million Five Hundred Thousand Dollars ($1,500,000).

             "Letter of Credit Usage" means, on any date of determination, the aggregate maximum amounts available to be drawn under all outstanding Letters of Credit, without regard to whether any conditions to drawing could then be met.

             "LIBOR Business Day" means any Business Day on which major commercial banks are open for international business (including dealings in Dollar deposits) in Los Angeles, California and London, England.

             "LIBOR Lending Rate" means, with respect to a LIBOR Lending Rate Portion, the rate per annum (rounded upwards if necessary to the nearest whole one-hundredth of one percent (.01%)), determined as the sum of: (a) the quotient of: (i) Base LIBOR for the relevant Interest Period of such LIBOR Lending Rate Portion; divided by (ii) the number equal to one hundred percent (100%) minus the LIBOR Reserve Percentage with respect to such Interest Period; plus (b) one and one-quarter (1.25) percentage points. The LIBOR Lending Rate shall be adjusted automatically on the effective date of any change in the LIBOR Reserve Percentage, such adjustment to affect any LIBOR Lending Rate Portion outstanding on such effective date to the extent such change is applied retroactively to eurocurrency funding of a member bank in the Federal Reserve System. Each determination of a LIBOR Lending Rate by Bank, including, but not limited to, any determination as to the applicability or allocability of reserves to eurocurrency liabilities or as to the amount of such reserves, shall be conclusive and final in the absence of manifest error.

             "LIBOR Lending Rate Portion" means any portion of any Loan designated by Borrowers as bearing interest at the LIBOR Lending Rate pursuant to Section 2.5 or 2.6.

             "LIBOR Reserve Percentage" means, for any Interest Period of any LIBOR Lending Rate Portion, the daily average of the stated maximum rate (rounded upward to the nearest one-hundredth of one percent (.01%)), as determined by Bank in accordance with its usual procedures (which determination shall be conclusive in the absence of manifest error), at which reserves are required to be maintained during such Interest Period (including supplemental, marginal, and emergency reserves) under Regulation D by Bank against
"Eurocurrency liabilities" (as such term is defined in Regulation D), but without benefit or credit of proration, exemptions, or offsets that might otherwise be available to Bank from time to time under Regulation D. Without limiting the generality of the foregoing, "LIBOR Reserve Percentage" shall include any other reserves required to be maintained by Bank against (i) any category of liabilities that includes deposits by reference to which the LIBOR Lending Rate for a LIBOR Lending Rate Portion is being determined and (ii) any category of extension of credit or other assets that includes LIBOR Lending Rate Portion.

             "Lien" means any mortgage, deed of trust, pledge, security interest, hypothecation, assignment, deposit arrangement or other preferential arrangement, lien, charge or encumbrance (including, any conditional sale or other title retention agreement, or finance lease) of any kind.

             "Loan(s)" means the Revolving Loans.

             "Material Adverse Effect" means a material adverse effect on (i) the business, Assets, condition (financial or otherwise), results of operations, or reasonably foreseeable business prospects of Borrowers, any Subsidiary of either Borrower, and

Guarantor, taken as a whole, (ii) the ability of Borrowers to perform their obligations under this Agreement (including, without limitation, repayment of the Obligations as they come due), or the ability of Guarantor to perform its obligations under the Guaranty, or (iii) the validity or enforceability of this Agreement, the Credit Documents, or the rights or remedies of Bank hereunder and thereunder.

             "Maturity Date" means July 28, 1999.

             "Multiemployer Plan" means a "multiemployer plan" as defined in ss. 4001(a)(3) of ERISA or ss. 3(37) of ERISA to which any member of the ERISA Group has contributed, or was obligated to contribute, within the preceding six plan years (while a member of such ERISA Group) including for these purposes any Person which ceased to be a member of the ERISA Group during such six year period.

             "Net Income" means, with respect to any fiscal period of a Borrower, the net income of such Borrower reflected on such Borrower's Financial Statements for such period, prepared in accordance with GAAP.

             "NRV" means National R.V., Inc., a California corporation.

             "Note" means that certain Secured Promissory Note, dated as of even date herewith, executed by Borrowers to the order of Bank, in the amount of Twenty Million Dollars ($20,000,000) to evidence the Loans

             "Notice of Borrowing" means an irrevocable notice from Borrowers to Bank of Borrowers' request for a Borrowing pursuant to the terms of
Section 2.5, substantially in the form of Exhibit 2.5(b).

             "Notice of Conversion or Continuation" means a written notice given pursuant to the terms of Section 2.6(b), substantially in the form of
Exhibit 2.6(b).

             "Obligations" means any and all debt and obligations of Borrowers owing to Bank and to its successors and assigns, previously, now, or hereafter incurred, and howsoever evidenced, whether direct or indirect, absolute or contingent, joint or several, liquidated or unliquidated, voluntary or involuntary, due or not due, legal or equitable, whether incurred before, during, or after any Insolvency Proceeding, and whether recovery thereof is or becomes barred by a statute of limitations or is or becomes otherwise unenforceable or unallowable as claims in any Insolvency Proceeding, together with all interest thereupon (including all interest accruing during the pendency of an Insolvency Proceeding). The Obligations shall include, without limiting the generality of the foregoing, all principal and interest owing under the Loans and Letter of Credit Applications, all Bank Expenses, the Letter of Credit Fees and any other fees and expenses due hereunder, and all other indebtedness evidenced by this Agreement and/or the Note.

             "Operating Lease" means any lease of an Asset by a Person which, in conformity with GAAP, is not a Capital Lease.

             "Old Lender" means United States National Bank of Oregon.

             "Participant" has the meaning set forth in Section 9.5(d).

             "Pay-Off Letter" means those certain letters, in form and substance reasonably satisfactory to Bank, from Old Lender respecting the amount necessary to repay in full all of the obligations of Country Coach owing to Old Lender and obtain a termination or release of all of the Liens existing in favor of Old Lender in and to the Assets of Country Coach.

             "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

            "Permitted Debt" means (i) Debt owing to Bank in accordance with the terms of this Agreement and the Credit Documents, and (ii) Debt in a maximum principal amount of Two Million Dollars ($2,000,000) secured by Purchase Money Liens; (iii) Debt owing to the Industrial Development Authority of the County of Riverside, California pursuant to the "Loan Agreement" as defined in the Letter of Credit and Reimbursement Agreement, but no voluntary prepayments, renewals, extensions or refinancing thereof, (iv) Debt owing to the California Economic Development Financing Authority pursuant to the "Loan Agreement" as defined in the Reimbursement Agreement, but no voluntary prepayments, renewals, extensions or refinancing thereof, (v) any obligations of Borrowers or Guarantor for contingent liabilities arising pursuant to repurchase agreements entered into in the ordinary course of business in connection with sales of recreational vehicles, (vi) Debt owing by either Borrower to the other Borrower or to Guarantor in accordance with Section 6.8(b), and (vii) Debt approved in writing by Bank and listed on Schedule 1.1P.

             "Permitted Investments" means any of the following investments denominated and payable in Dollars, maturing within one year from the date of acquisition, selected by Borrowers: (i) marketable direct obligations issued or unconditionally guaranteed by the United States government or issued by any agency thereof and backed by the full faith and credit of the United States;
(ii) marketable direct obligations issued by any state of the United States or any political subdivision of any such state or any public instrumentality thereof and, at the time of acquisition, having the highest credit rating obtainable from either Standard & Poor's Corporation ("S&P") or Moody's Investors Service, Inc. ("Moody's"); (iii) commercial paper or corporate promissory notes bearing at the time of acquisition the highest credit rating either of S&P or Moody's issued by United States, Canadian, European or Japanese bank holding companies or industrial or financial companies; (iv) certificates of deposit issued by and bankers acceptances of and interest bearing deposits with Bank; and (v) money market funds organized under the laws of the United States or any state thereof that invest predominantly in any of the foregoing investments permitted under clauses (i), (ii), (iii) and (iv).

             "Permitted Liens" means (i) Liens for current taxes, assessments or other governmental charges which are not delinquent or remain payable without any penalty or are being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture, (ii) Liens in favor of Bank, (iii) statutory Liens, such as mechanics', materialmen's, landlord's, warehousemen's, and carriers' liens, and other similar liens, other than those described in clause (i) above, arising in the ordinary course of business with respect to obligations which are not delinquent or are being contested in good faith by appropriate proceedings, provided that, if delinquent, adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture, (iv) Purchase Money Liens securing Debt described in clause (ii) of the definition of Permitted Debt in this Agreement, (v) judgment and other similar Liens arising in connection with court proceedings (not otherwise an Event of Default), provided the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being contested in good faith and by appropriate proceedings, (vi) Liens (other than Liens created or imposed under ERISA) incurred or deposits made in the ordinary course of business in connection with workers' compensation, unemployment insurance and other types of social security, or to secure the performance of tenders, statutory obligations, surety and appeal bonds, bids, leases, government contracts, performance and return-of-money bonds and other similar obligations (exclusive in any case of obligations incurred in connection with the borrowing of money or the obtaining of advances or credit), and (vii) easements, licenses, rights-of-way and other rights and privileges in the nature of easements and similar Liens incidental to the ownership of property, which are necessary for the conduct of the activities of Borrowers and their Subsidiaries or which customarily exist on properties of corporations engaged in similar activities and similarly situated and not incurred in connection with the borrowing of money or the obtaining of advances of credit.

             "Person" means and includes natural persons, corporations, limited partnerships, general partnerships, limited liability companies, limited liability partnerships, joint stock companies, joint ventures, associations, companies, trusts, banks, trust companies, land trusts, business trusts, or other organizations, irrespective of whether they are legal entities, and governments and agencies and political subdivisions thereof.

         "Plan" means an "employee benefit plan" as defined in ss. 3(3) of ERISA in which any personnel of any member of the ERISA Group participate or from which any such personnel may derive a benefit, excluding any Multiemployer Plan, but including any plan either established or maintained by any member of the ERISA Group or to which such Person contributes under the laws of any foreign country.

             "Property" has the meaning given to such term in the Reimbursement Agreement.

             "Purchase Money Lien" means a Lien on any Asset acquired by either Borrower or any of their Subsidiaries; provided that (i) such Lien attaches only to the Asset being acquired; (ii) in the case of any individual Asset whose fair market value or cost exceeds $25,000, a description of the Asset being acquired is furnished to Bank; and (iii) the Debt incurred in connection with such acquisition does not exceed one hundred percent (100%) of the purchase price of such Asset.

     "Quarterly Compliance Certificate" means a certificate of compliance to be delivered quarterly in accordance with Section 5.3(b), substantially in the form of Exhibit 5.3(b).

        Real Estate Leases" means all of the leases with respect to any interest in real property now or hereinafter entered into by either Borrower as a tenant, or which have been, or are in the future, being purchased, assigned or sublet to either Borrower as a tenant.

             "Reference Lending Rate" means the Reference Rate.

             "Reference Lending Rate Portion" means any portion of any Loan designated by Borrower as bearing interest at the Reference Lending Rate pursuant to Section 2.5 or 2.6.

            "Reference Rate" means the rate of interest announced by Bank at its corporate headquarters as its reference rate and which serves as the basis upon which effective rates of interest are calculated for those loans making reference thereto. The Reference Rate is determined by Bank from time to time as a means of pricing credit extensions to some customers and is neither directly tied to some external rate of interest or index nor necessarily the lowest rate of interest charged by Bank at any given time for any particular class of customers or credit extensions.

             "Revolving Credit Commitment" means the difference of (i) Twenty Million Dollars ($20,000,000), minus (ii) the Additional Loan Stated Amount, and minus (iii) a reserve equal to the amount by which NRV's obligations owing to Bank under the Reimbursement Agreement exceed seventy-five percent (75%) of the value of the Property, as determined by Bank in its reasonable business judgment.

             "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System, as such regulation may be amended or supplemented from time to time.

             "Reimbursement Agreement" means that certain Reimbursement Agreement, dated as of December 1, 1995, between NRV and Bank, as amended or restated from time to time.

             "Reportable Event" means any of the events described in
Section 4043(c) of ERISA other than a Reportable Event as to which the provision of 30 days notice to the PBGC is waived under applicable regulations.

     "Responsible Officer" means either the president, chief financial officer or any vice president of a Person, or such other officer, employee, or agent of such Person designated by a Responsible Officer in a writing delivered to Bank.

           "Retiree Health Plan" means an "employee welfare benefit plan" within the meaning of Section 3(1) of ERISA that provides benefits to individuals after termination of their employment, other than as required by Section 601 of ERISA.

             "Revolving Loans" means the revolving loans made by Bank to Borrowers pursuant to Section 2.2.

             "Revolving Loans Daily Balances" means the amount determined by taking the amount of the obligations owed under the Revolving Loans at the beginning of a given day, adding any new Revolving Loans advanced or incurred on such date, and subtracting any payments or collections on the Revolving Loans which are deemed to be paid on that date under the provisions of this Agreement.

             "Security Agreement (Country Coach)" means that certain Security Agreement, dated as of even date herewith, between Country Coach and Bank.

             "Security Agreement (NRV)" means that certain Security Agreement, dated as of even date herewith, between NRV and Bank.

             "Security Agreement (Guarantor)" means that certain Security Agreement, dated as of even date herewith, between Guarantor and Bank.

             "Solvent" means, with respect to any Person on the date any determination thereof is to be made, that on such date: (a) the present fair valuation of the property and assets of such Person is greater than such Person's probable liability in respect of existing debts; (b) such Person does not intend to, and does not believe that it will, incur debts beyond such Person's ability to pay as such debts mature; and (c) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, which would leave such Person with property and assets remaining which would constitute unreasonably small capital after giving effect to the nature of the particular business or transaction. For purposes of this definition (i) the "fair valuation" of any property or assets means the amount realizable within a reasonable time, either through collection or sale of such property or assets at their regular market value, which is the amount obtainable by a capable and diligent Person from an interested buyer willing to purchase such property or assets within a reasonable time under ordinary circumstances; and (ii) the term "debts" includes any payment obligation, whether or not reduced to judgment, equitable or legal, matured or unmatured, liquidated or unliquidated, disputed or undisputed, secured or unsecured, absolute, fixed or contingent.

             "Stock Pledge Agreement" means each certain Security Agreement-Stock Pledge now or hereafter entered into between Guarantor and Bank, substantially in the form of Exhibit 1.1S-2 to the Holdings Credit Agreement.

             "Subsidiary" means any corporation, limited liability company, partnership, trust or other entity (whether now existing or hereafter organized or acquired) of which a Person or one or more Subsidiaries of such Person at the time owns or controls directly or indirectly more than fifty percent (50%) of the shares of stock, membership, partnership or other ownership interest having general voting power under ordinary circumstances to elect a majority of the board of directors, managers or trustees or otherwise exercising control of such corporation, limited liability company, partnership, trust or other entity (irrespective of whether at the time stock or any other form of ownership of any other class or classes shall have or might have voting power by reason of the happening of any contingency).

             "Swaps" means payment obligations with respect to interest rate swaps, currency swaps and similar obligations obligating a Person to make payments, whether periodically or upon the happening of a contingency. For the purposes of this Agreement, the amount of the obligation under any Swap shall be the amount determined, in respect thereof as of the end of the then most recently ended fiscal quarter of Borrowers, based on the assumption that such Swap had terminated at the end of such fiscal quarter, and in making such determination, if any agreement relating to such Swap provides for the netting of amounts payable by and to each party thereto or if any such agreement provides for the simultaneous payment of amounts by and to each party, then in each such case, the amount of such obligation shall be the net amount so determined.

     "Tangible Net Worth" means, with respect to a Borrower, as of the date of determination, such Borrower's net worth excluding patents, licenses, trademarks, trade names, goodwill and other intangible Assets, organizational expenses and monies due from its Affiliates (including officers, shareholders and directors), calculated in accordance with GAAP.

             "Taxes" has the meaning set forth in Section 8.1.

             "Trademark Security Agreement" means each certain Trademark Security Agreement now or hereafter entered into between either Borrower, on the one hand, and Bank on the other hand.

             "Transferee" has the meaning set forth in Section 9.5(e).

         "Unfunded Liabilities" means, with respect to any Plan at any time, the amount (if any) by which (i) the present value of all benefits under such Plan exceeds (ii) the fair market value of all Plan assets allocable to such benefits (excluding any accrued but unpaid contributions), all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of a member of the ERISA Group to the PBGC or an appointed trustee under Title IV of ERISA.

             "Unmatured Event of Default" means any condition or event which constitutes an Event of Default or which with the giving of notice or lapse of time or both would, unless cured or waived, become an Event of Default.

             "Working Capital" means, for any period for any Person, the amount calculated as current assets minus current liabilities (excluding the current portion of any long-term Debt) for such period, all as determined in accordance with GAAP.

       1.2 Accounting Terms and Determinations. Unless otherwise specified herein, all accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP.

       1.3 Computation of Time Periods. In this Agreement, with respect to the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including" and the words "to" and "until" each mean "to but excluding." Periods of days referred to in this Agreement shall be counted in calendar days unless otherwise stated.

       1.4 Construction. Unless the context of this Agreement clearly requires otherwise, references to the plural include the singular and to the singular include the plural, references to any gender include any other gender, the part includes the whole, the term "including" is not limiting, and the term "or" has, except where otherwise indicated, the inclusive meaning represented by the phrase "and/or." References in this Agreement to "determination" by Bank include good faith estimates by Bank (in the case of quantitative determinations), and good faith beliefs by Bank (in the case of qualitative determinations). The words "hereof," "herein," "hereby," "hereunder," and similar terms in this Agreement refer to this Agreement as a whole and not to any particular provision of this Agreement. Article, section, subsection, clause, exhibit and schedule references are to this Agreement, unless otherwise specified.

       1.5 Exhibits and Schedules. All of the exhibits and schedules attached hereto shall be deemed incorporated herein by reference.

       1.6 No Presumption Against Any Party. Neither this Agreement, any of the Credit Documents, any other document, agreement, or instrument entered into in connection herewith, nor any uncertainty or ambiguity herein or therein shall be construed or resolved using any presumption against any party hereto, whether under any rule of construction or otherwise. On the contrary, this Agreement, the Credit Documents, and the other documents, instruments, and agreements entered into in connection herewith have been reviewed by each of the parties and their counsel and shall be construed and interpreted according to the ordinary meanings of the words used so as to accomplish fairly the purposes and intentions of all parties hereto.

       1.7 Independence of Provisions. All agreements and covenants hereunder, under the Credit Documents, and the other documents, instruments, and agreements entered into in connection herewith shall be given independent effect such that if a particular action or condition is prohibited by the terms of any such agreement or covenant, the fact that such action or condition would be permitted within the limitations of another agreement or covenant shall not be construed as allowing such action to be taken or condition to exist.

                                     ARTICLE

                         TERMS OF THE CREDIT FACILITIES

       2.1 [Intentionally Omitted].

       2.2 Revolving Loans. Provided that no Event of Default or Unmatured Event of Default has occurred, and subject to the other terms and conditions hereof, Bank agrees to make revolving loans ("Revolving Loans") to Borrowers, upon notice in accordance with Section 2.5(b), from the Closing Date up to but not including the Maturity Date, the proceeds of which shall be used only for the purposes allowed in Section 6.1(b), subject to the following conditions and limitations:

           (a) the aggregate principal amount of Revolving Loans outstanding after giving effect to any proposed Borrowing plus the Letter of Credit Usage on such date shall not exceed the amount of the Revolving Credit Commitment;

           (b) Borrowers shall not be permitted to borrow, and Bank shall not be obligated to make, any Revolving Loans to Borrowers, unless and until all of the conditions for a Borrowing set forth in Section 3.2, have been met to the satisfaction of Bank in its sole and absolute discretion; and

           (c) Borrowings shall be in minimum amounts each of One Hundred Thousand Dollars ($100,000), plus increments of One Hundred Thousand Dollars ($100,000) in excess of such minimum amount.

Borrowers may repay and, subject to the terms and conditions hereof, reborrow Revolving Loans. All such repayments shall be without penalty or premium except as otherwise required by Section 2.7 with respect to repayments of LIBOR Lending Rate Portions. Borrowers shall give Bank at least one (1) Business Day's prior notice of any repayment of a Reference Lending Rate Portion and at least one (1) LIBOR Business Day's prior notice of any repayment of a LIBOR Lending Rate Portion.

       2.3 Letters of Credit.

           (a) Subject to the terms and conditions hereof, Borrowers may request Bank to issue Letters of Credit for the account of Borrowers, subject, in each case, to the satisfaction of each of the following conditions:

             (i) The face amount of the Letter of Credit requested if and when issued must not cause the sum of the aggregate principal amount outstanding of all Revolving Loans plus the Letter of Credit Usage to exceed the Revolving Credit Commitment then in effect;

             (ii) The face amount of the Letter of Credit requested if and when issued must not cause the Letter of Credit Usage to exceed the Letter of Credit Sublimit;

             (iii) The Letter of Credit may not have an expiry date or draw period which extends beyond the date which is thirty (30) days after the Maturity Date;

             (iv) The conditions specified in Section 3.2(c) and (d) have been satisfied on the date of issuance of such Letter of Credit; and

             (v) Borrowers shall have submitted a Letter of Credit Application, and executed such other documents, instruments and agreements as may be required by Bank, all in form and substance satisfactory to Bank; provided, however, that the execution, delivery and performance of such Letter of Credit Application and other documents, instruments and agreements must not constitute an Unmatured Event of Default or an Event of Default and, in the event of any conflict between the provisions hereof and such Letter of Credit
Application and other documents, instruments and agreements, the provisions hereof shall control.

           (b) Borrower shall pay to Bank a fee in the amount of one percent (1%) of the face amount of each Letter of Credit upon issuance thereof, and again on each and every anniversary of the issuance thereof, and all of the standard fees with respect to each Letter of Credit in the amounts set forth in the applicable Letter of Credit Application (collectively, the "Letter of Credit Fees").

           (c) In determining whether to pay under any Letter of Credit, only Bank shall be responsible for determining that the documents and certificates required to be delivered under the Letter of Credit have been delivered and that they comply on their face with the requirements of such Letter of Credit.

           (d) With respect to all Letters of Credit outstanding upon the occurrence of an Unmatured Event of Default or Event of Default, Borrower shall either replace such Letters of Credit, whereupon such Letters of Credit shall be canceled, with letters of credit issued by another issuer acceptable to the beneficiary of such Letter of Credit, or provide Bank, as security for such Letters of Credit, with a cash deposit in an amount equal to the Letter of Credit Usage for so long as such Letters of Credit remain outstanding during the continuance of such Unmatured Event of Default or Event of Default.

           (e) Any and all amounts paid by Bank under any Letter of Credit shall constitute a Borrowing of a Revolving Loan as a Base Lending Rate Portion.

       2.4 Interest  Rates;  Payments of Interest.
           (a) Interest Rate Options. Borrowers shall from time to time designate one or both of the following two options in accordance with Sections 2.5(b) and 2.6(b) to apply to all or any portion of the unpaid principal balance of the Loans: (i) the Reference Lending Rate; or (ii) the LIBOR Lending Rate; provided, however, there shall be no more than three (3) LIBOR Lending Rate Portions outstanding at any time.

           (b) Default Rate. If any payment of principal or interest on the Loans due hereunder shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), in addition to and not in substitution of any of Bank's other rights and remedies with respect to such nonpayment, the entire unpaid principal balance of the Loans shall bear interest at a rate equal to the otherwise applicable rate plus three (3) percentage points (300 basis points), effective on the day following the date of nonpayment and continuing until such overdue payment is paid in full. In addition, interest, the Fees, and other amounts due hereunder not paid when due shall bear interest at the Reference Lending Rate plus three (3) percentage points (300 basis points), effective on the day following the date of nonpayment and continuing until such overdue payment is paid in full.

           (c) Computation of Interest. All computations of interest with respect to LIBOR Lending Rate Portion, shall be calculated on the basis of a year of three hundred sixty (360) days for the actual days elapsed in such period. All computations of interest with respect to Reference Lending Rate Portions shall be calculated on the basis of a year of three hundred sixty-five (365) (except in a leap year, in which case, three hundred sixty-six (366)) days for the actual days elapsed in such period. In the event that the Reference Rate announced is, from time to time, changed, adjustment in the rate of interest payable hereunder on all outstanding Reference Lending Rate Portions shall be made as of 12:01 a.m. (California time) on the effective date of the change in the Base Rate. Interest shall accrue from the first day of the making of a Loan to the date of repayment of such Loan in accordance with the provisions of this Agreement; provided, however, if a Loan is repaid on the same day on which it is made, then one (1) day's interest shall be paid on that Loan. Any and all interest not paid when due shall thereafter be deemed to be a Revolving Loan made under Section 2.2 and shall bear interest thereafter as provided for in
Section 2.4(b).

           (d) Maximum Interest Rate. In no event shall the interest rate and other charges hereunder exceed the highest rate permissible under any law which a court of competent jurisdiction shall, in a final determination, deem applicable hereto. In the event that such a court determines that Bank has received interest and other charges hereunder in excess of the highest rate applicable hereto, such excess shall be deemed received on account of, and shall automatically be applied to reduce, the Obligations, other than interest, in the inverse order of maturity, and the provisions hereof shall be deemed amended to provide for the highest permissible rate. If there are no Obligations outstanding, Bank shall refund to Borrowers such excess.

           (e) Payments of Interest. All accrued but unpaid interest on the Loans, calculated in accordance with this Section 2.4, shall be due and payable, in arrears, on each and every Interest Payment Date.

       2.5 Notice of Borrowing Requirements.

           (a) Each Borrowing of a Reference Lending Rate Portion shall be made on a Business Day and each Borrowing of a LIBOR Lending Rate Portion shall be made on a LIBOR Business Day.

           (b) Each Borrowing shall be made upon telephonic notice given by a Responsible Officer of each Borrower, followed by a Notice of Borrowing, given by facsimile or personal service, delivered to Bank at the address set forth in the Notice of Borrowing. If for a Reference Lending Rate Portion, Bank shall be given such notice no later than 11:00 a.m., California time, one (1) Business Day prior to the day on which such Borrowing is to be made, and, if for a LIBOR Lending Rate Portion, Bank shall be given notice no later than 11:00 a.m., California time, two (2) LIBOR Business Days prior to the day on which such Borrowing is to be made, and such notice shall state the amount thereof (subject to the provisions of Section 2.2).

           (c) Bank shall not incur any liability to Borrowers in acting upon any telephonic notice which Bank believes in good faith to have been given by a Responsible Officer of each Borrower, or for otherwise acting in good faith under this Section 2.5, and in making any Loans pursuant to telephonic notice.

           (d) So long as all of the conditions for a Borrowing of a Loan set forth herein have been satisfied, Bank shall make the proceeds of such Loan available to Borrowers on the applicable Borrowing date by transferring same day funds, equal to the amount of such Loan, in accordance with written disbursement instructions given by Borrowers to Bank, in form and substance satisfactory to Bank and otherwise consistent with Section 6.1.

       2.6 Conversion or Continuation Requirements.

           (a) Borrowers shall have the option to: (i) convert, at any time, all or any portion of any of the outstanding Loans, in integral multiples of One Hundred Thousand Dollars ($100,000), from a portion bearing interest at one of the interest rate options available pursuant to Section 2.4(a) to another; or
(ii) upon the expiration of any Interest Period applicable to a LIBOR Lending Rate Portion, to continue all or any portion of such LIBOR Lending Rate Portion as a LIBOR Lending Rate Portion with the succeeding Interest Period(s) of such continued LIBOR Lending Rate Portion commencing on the expiration date of the Interest Period previously applicable thereto; provided, however, that a LIBOR Lending Rate Portion may only be converted to a Reference Lending Rate Portion or continued as a LIBOR Lending Rate Portion on the expiration date of the Interest Period applicable thereto; provided further, however, that no outstanding Loan, or portion thereof, may be continued as, or be converted into, a LIBOR Lending Rate Portion in the event that, on the earlier of the date of the delivery of the Notice of Conversion or Continuation or the telephonic notice in respect thereof, any Event of Default or Unmatured Event of Default is continuing; provided further, however, that if Borrowers fail to deliver the appropriate Notice of Conversion or Continuation or the telephonic notice in respect thereof pursuant to the required notice period before the expiration of the Interest Period of a LIBOR Lending Rate Portion, such LIBOR Lending Rate Portion shall automatically be converted to a Reference Lending Rate Portion; provided further, however, that no outstanding portion of a Loan may be continued as, or be converted into, a LIBOR Lending Rate Portion in the event that, after giving effect to any such conversion or continuation, there would be more than three (3) LIBOR Lending Rate Portions outstanding.

             (b) Borrowers shall give telephonic notice of any proposed continuation or conversion pursuant to this Section 2.6 followed by a Notice of Conversion or Continuation, given by facsimile or personal service, delivered to Bank at the address set forth in the Notice of Conversion or Continuation, no later than 11:00 a.m., California time, on the Business Day which is the proposed conversion date (in the case of a conversion to a Reference Lending Rate Portion) and no later than 11:00 a.m. California time, two (2)

LIBOR Business Days in advance of the proposed conversion or continuation date (in the case of a conversion to, or a continuation of, a LIBOR Lending Rate Portion). If such Notice of Conversion or Continuation is received by Bank not later than 11:00 a.m., California time, on a LIBOR Business Day, such day shall be treated as the first LIBOR Business Day of the required notice period. In any other event, such notice will be treated as having been received at the opening of business of the next LIBOR Business Day. A Notice of Conversion or Continuation shall specify: (1) the proposed conversion or continuation date (which shall be a Business Day or a LIBOR Business Day, as applicable); (2) the amount of the Revolving Loan to be converted or continued; (3) the nature of the proposed conversion or continuation; and (4) in the case of a conversion to or continuation of a LIBOR Lending Rate Portion, the requested Interest Period.

           (c) Bank shall not incur any liability to Borrowers in acting upon any telephonic notice referred to above which Bank believes in good faith to have been given by a Responsible Officer of Borrower or for otherwise acting in good faith under this Section 2.6. Any Notice of Conversion or Continuation (or telephonic notice in respect thereof) shall be irrevocable and Borrower shall be bound to convert or continue in accordance therewith.

       2.7 LIBOR Costs. Borrowers shall reimburse Bank for any increase in Bank's costs (which shall include, but not be limited to, taxes, other than taxes imposed on the overall net income of Bank fees or charges), or any loss or expense (including, without limitation, any loss or expense incurred by reason of the liquidation or re-employment of deposits or other funds acquired by Bank to fund or maintain outstanding the principal amount of the Loans) incurred by it directly or indirectly resulting from the making of any LIBOR Lending Rate Portion due to: (a) the modification, adoption, or enactment of any law, rule, regulation or treaty or the interpretation thereof by any governmental or other authority (whether or not having the force of law) which becomes effective after the date hereof; (b) the modification or new application of any law, regulation or treaty or the interpretation thereof by any governmental or other authority (whether or not having the force of law) which becomes effective after the date hereof; (c) compliance by Bank with any request or directive (whether or not having the force of law) of any monetary or fiscal agency or authority which becomes effective after the date hereof; (d) violations by Borrowers of the terms of this Agreement; or (e) any prepayment of a LIBOR Lending Rate Portion at any time prior to the end of the applicable Interest Period, including pursuant to Section 7.2(a).

           The amount of such costs, losses, or expenses shall be determined solely by Bank based upon the assumption that Bank funded one hundred percent (100%) of each LIBOR Lending Rate Portion in the LIBOR market. In attributing Bank's general costs relating to its eurocurrency operations to any transaction under this Agreement or averaging any costs over a period of time, Bank may use any reasonable attribution or averaging methods which it deems appropriate and practical. Bank shall notify Borrowers of the amount due Bank pursuant to this
Section 2.7 in respect of any LIBOR Lending Rate Portion as soon as practicable but in any event within forty-five (45) days after the last day of the

Interest Period of such LIBOR Lending Rate Portion, and Borrowers shall pay to Bank the amount due within fifteen (15) days of its receipt of such notice. A certificate as to the amounts payable pursuant to the foregoing sentence together with whatever detail is reasonably available to Bank shall be submitted by Bank to Borrowers. Such determination shall, if not objected to within ten
(10) days, be conclusive and binding upon Borrowers in the absence of manifest error. If Bank claims increased costs, loss, or expenses pursuant to this
Section 2.7, then Bank, if requested by Borrowers, shall use reasonable efforts to take such steps that Borrowers reasonably request, including designating different Lending Offices, as would eliminate or reduce the amount of such increased costs, losses, or expenses, so long as taking such steps would not, in the reasonable judgment of Bank, otherwise be disadvantageous to Bank. Any recovery by Bank or its Lending Office of amounts previously borne by Borrowers pursuant to this Section 2.7 shall be promptly remitted, without interest (unless Bank received interest on such recovered amounts), to Borrowers by Bank.

       2.8 Illegality; Impossibility. Notwithstanding anything herein to the contrary, if Bank determines (which determination shall be conclusive) that any law, rule, regulation, treaty or directive, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank (or its Lending Office) with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency shall make it unlawful or impossible for Bank (or its Lending Office) to fund or maintain a LIBOR Lending Rate Portion in the LIBOR market or to continue such funding or maintaining, then Bank shall give noticeof such circumstances to Borrowers and (a) in the case of each and every LIBOR Lending Rate Portion which is outstanding, Borrowers shall, if requested by Bank, prepay such LIBOR Lending Rate Portion(s) on or before the date specified in such request, together with interest accrued thereon, and the date so specified shall be deemed to be the last day of the Interest Period of that LIBOR Lending Rate Portion, and concurrent with any such prepayment, Bank shall make a Reference Lending Rate Portion to Borrowers in the principal amount equal to the principal amount of the LIBOR Lending Rate Portions so prepaid, and (b) Bank shall not be obligated to make any further LIBOR Lending Rate Portions until Bank determines that it would no longer be unlawful or impossible to do so.

       2.9 Disaster. Notwithstanding anything herein to the contrary, if Bank determines (which determination shall be conclusive) that (a) Bank is unable to determine the LIBOR Lending Rate with respect to any Notice of Borrowing or Notice of Conversion or Continuation selecting the LIBOR Lending Rate because quotations of interest rates for the relevant deposits are not being provided in the relevant amounts or for the relative maturities or (b) the LIBOR Lending Rate will not adequately reflect the cost to Bank of making or funding LIBOR Lending Rate Portions, then (i) the right of Borrowers to select the LIBOR
Lending Rate shall be suspended until Bank notifies Borrowers that the circumstances causing such suspension no longer exist, and (ii) Borrowers shall repay in full the then outstanding principal balance of all LIBOR Lending Rate Portions, together with interest accrued thereon, on the last day of the Interest Period applicable to each such LIBOR Lending Rate Portion, and concurrent with any such repayment, Bank shall make a Reference Lending Rate Portion to Borrowers in the principal amount equal to the principal amount of the LIBOR Lending Rate Portions so repaid.

      2.10 Increased Risk-Based Capital Cost. If the amount of capital required or expected to be maintained by Bank or any Person directly or indirectly owning or controlling Bank (each a "Control Person"), shall be affected by:

           (a) the introduction or phasing in of any law, rule or regulation after the date hereof,

           (b) any change after the date hereof in the interpretation of any existing law, rule or regulation by any central bank or United States or foreign governmental authority charged with the administration thereof, or

           (c) compliance by Bank or such Control Person with any directive, guideline or request from any central bank or United States or foreign governmental authority (whether or not having the force of law) promulgated or made after the date hereof, and Bank shall have reasonably determined that such introduction, phasing in, change or compliance shall have had or will thereafter have the effect of reducing (x) the rate of return on Bank's or such Control Person's capital, or
(y) the asset value to Bank or such Control Person of the Loans made or maintained by Bank, in either case to a level below that which Bank or such Control Person could have achieved or would thereafter be able to achieve but for such introduction, phasing in, change or compliance (after taking into account Bank's or such Control Person's policies regarding capital), in either case by an amount which Bank in its reasonable judgment deems material, then, if such costs are or will be charged to all similarly situated customers of Bank generally, within ten (10) days after demand by Bank, Borrowers shall either (i) pay to Bank or such Control Person such additional amount or amounts as shall be sufficient to compensate Bank or such Control Person, as the case may be, for such reduction to the extent the Bank reasonably determines that such additional amount is allocable to the Loans made or maintained by the Bank hereunder or
(ii) Borrowers shall repay in full the outstanding principal balance of the Loans, together with all interest accrued and unpaid thereon. A certificate as to the such additional amounts setting forth in reasonable detail the calculations used in determining such amounts, shall be submitted to Borrowers by Bank, and shall be conclusive and binding, absent manifest error.

      2.11 Note; Statements of Obligations. The Loans and Borrowers' obligation to repay the same shall be evidenced by the Note, this Agreement and the books and records of Bank. Borrowers hereby authorize Bank to record in its books and records or on the Schedule annexed to the Note the date, type and amount of each Loan, and of each continuation, conversion or payment of principal received by Bank for the account of the applicable Lending Office on account of the Loans, which notations shall, in the absence of manifest error, be conclusive as to the matters so noted; provided, however, any failure by Bank to make such notation with respect to any Loan or continuation, conversion or payment thereof shall not limit or otherwise affect Borrowers' obligations hereunder or under the Note. Bank shall render monthly statements of the Loans to Borrowers, including statements of all principal and interest owing on the Loans, and the Letter of Credit Fees and Bank Expenses owing, and such statements shall be presumed, absent manifest error, to be correct and accurate and constitute an account stated between Borrowers and Bank unless, within thirty (30) days after receipt thereof by Borrowers, Borrowers deliver to Bank, at Bank's Lending Office, written objection thereof specifying the error or errors, if any, contained in any such statement.

       2.12 Holidays. Any principal or interest in respect of the Loans (other than in respect of a LIBOR Lending Rate Portion) which would otherwise become due on a day other than a Business Day, shall instead become due on the next succeeding Business Day and such adjustment shall be reflected in the computation of interest; provided, however, that in the event that such due date shall, subsequent to the specification thereof by Bank, for any reason no longer constitute a Business Day, Bank may change such specified due date in accordance with this Section 2.12.

       2.13 Time and Place of Payments.

           (a) All payments due hereunder shall be made available to Bank in immediately available Dollars, not later than 12:00 p.m., Los Angeles time, on the day of payment, to the following address or such other address as Bank may from time to time specify by notice to Borrower, for account of the applicable Lending Office:

           UNION BANK OF CALIFORNIA, N.A.
           392 Commercial Note Center
           1980 Saturn Street
           Monterey Park, California  91754
           Attention:                                 Supervisor
           Facsimile:                                 (800) 738-2329
           Telephone:                                 (800) 618-6466

           (b) Bank shall have the right to charge any account maintained by either Borrower with Bank for the amount of any payment due or past due hereunder, including principal and interest owing on the Loans, the Letter of Credit Fees and all Bank Expenses.

           (c) In addition, Borrowers hereby authorize Bank at its option, without prior notice to Borrowers, to advance a Revolving Loan for any payment due or past due hereunder, including principal and interest owing on the Loans, the Letter of Credit Fees and all Bank Expenses, and to pay the proceeds of such Revolving Loan to Bank for application toward such due or past due payment. Such Revolving Loan shall bear interest at the Reference Lending Rate until converted by Borrowers in accordance with Section 2.6.

           2.14 Maturity Date. On the Maturity Date, Borrowers shall pay to Bank the entire unpaid principal balance of the Loans together with all accrued but unpaid interest thereon, all Bank Expenses and Letter of Credit Fees then unpaid and all other costs and expenses due to Bank pursuant to this Agreement and the Credit Documents which have not been paid by such date.

                                     ARTICLE

                              CONDITIONS PRECEDENT

       3.1 Conditions to Initial Loan and/or Letter of Credit. The obligations of Bank to make the initial Loan and/or issue the initial Letter of Credit is subject to and contingent upon the fulfillment of each of the following conditions to the satisfaction of Bank and its counsel:

           (a) receipt by Bank of this Agreement and each of the following Credit Documents, all duly executed, acknowledged where required, and in form and substance satisfactory to Bank in its sole and absolute discretion:

             (i)   the Note;

             (ii)  the Security Agreement (Country Coach) and the
Security Agreement (NRV) together with such UCC-1 financing statements and fixture filings as Bank shall require with respect thereto;

             (iii) a Trademark Security Agreement with respect to the trademarks owned by Country Coach;

             (iv) a Trademark Security Agreement with respect to the trademarks owned by NRV;

             (v) a Stock Pledge Agreement with respect to the capital stock of Country Coach and NRV;

             (vi)  the Guaranty; and

             (vii) the Security Agreement (Guarantor) together with such UCC-1 financing statements and fixture filings as Bank shall require with respect thereto;

           (b) receipt by Bank of a duly executed opinion of Borrower's counsel, dated as of the Closing Date, covering the matters set forth in Exhibit 3.1(b) and otherwise in form and substance satisfactory to Bank in its sole and absolute discretion;

           (c) receipt by Bank of a Certificate of the Secretary of each Borrower, dated as of the Closing Date, certifying (i) the incumbency and signatures of the Responsible Officers of such Borrower who are executing on behalf of such Borrower this Agreement and the Credit Documents to which such Borrower is a party, (ii) the bylaws of such Borrower and all amendments thereto as being true and correct and in full force and effect, and (iii) the resolutions of the board of directors of such Borrower as being true and correct and in full force and effect, authorizing the execution and delivery of this Agreement and the Credit Documents to which such Borrower is a party, and authorizing the transactions contemplated hereunder and thereunder, and authorizing specific Responsible Officers of such Borrower to execute the same on behalf of such Borrower.

           (d) receipt by Bank of certificates of corporate status and good standing for each Borrower, dated as of a recent date prior to the Closing Date showing that such Borrower is in good standing under the laws of the state of its organization;

           (e) receipt by Bank of each Borrower's Articles of Incorporation and all amendments thereto, certified by the Secretary of State of its organization and dated as of recent date prior to the Closing Date;

           (f) receipt by Bank of a certificate signed by the President or Chief Financial Officer of each Borrower, dated as of the Closing Date, certifying to Bank that (i) both immediately before and immediately after giving effect to the transactions contemplated by this Agreement and the Credit Documents, such Borrower is and will be Solvent; (ii) the representations and warranties of such Borrower contained in this Agreement and the Credit Documents are true and correct and (iii) both immediately before and immediately after giving effect to the transactions contemplated by this Agreement and the Credit Documents, no Event of Default or Unmatured Event of Default is continuing or shall occur;

           (g) receipt by Bank of the all Bank Expenses owing on the Closing
Date;

           (h) receipt by Bank of the Pay-Off Letter from the Old Lender and such UCC-2 Termination Statements and other Lien releases as Bank shall require, duly executed by Old Lender, all of the foregoing in form and substance satisfactory to Bank;

           (i) receipt by Bank of Uniform Commercial Code and other public record searches with respect to Borrowers and Guarantor, in each case satisfactory to Bank in its sole and absolute discretion;

           (j) receipt by Bank of copies of insurance binders or insurance certificates evidencing Borrowers' having obtained insurance in accordance with
Section 5.5, including the lender's loss payee endorsements required by such Section;

           (k) Bank shall have received landlord waivers with respect to all written Real Estate Leases of each Borrower, in each case duly executed and acknowledged, and in form for recording in the appropriate recording office and otherwise in form and substance satisfactory to Bank and its counsel;

           (l) no Material Adverse Effect shall have occurred;

           (m) all of the conditions set forth in Section 3.1 of the Holdings Credit Agreement shall have been fulfilled to the satisfaction of Bank and its counsel;

           (n) receipt by Bank of any other documents which Bank reasonably requests relating to the transactions contemplated hereby; and

           (o) the Closing Date shall have occurred on or before July 31, 1997.

       3.2 Conditions to all Loans and Letters of Credit. Bank's obligation hereunder to make any Loans to Borrowers (including the initial Loan) or issue any Letters of Credit (including the initial Letter of Credit) is further subject to and contingent upon the fulfillment of each of the following conditions to the satisfaction of Bank:

           (a) in the case of a Borrowing, receipt by Bank of a Notice of Borrowing as required by Section 2.4(b) and written disbursement instructions to Bank consistent with Section 6.1;

           (b) in the case of a Borrowing or Letter of Credit Application, the fact that, immediately before and after such Borrowing or issuance of Letter of Credit, as the case may be, no Event of Default or Unmatured Event of Default shall have occurred; and

           (c) in the case of a Borrowing or Letter of Credit Application, the fact that the representations and warranties of Borrower contained in this Agreement shall be true on and as of the date of such Borrowing, or issuance of Letter of Credit, as the case may be.

                                     ARTICLE

                         REPRESENTATIONS AND WARRANTIES

       In order to induce Bank to enter into this Agreement and to make Loans to Borrowers and/or issue any Letters of Credit, Borrowers make the following representations and warranties to Bank, which representations and warranties shall be true and correct on the Closing Date and on the date of each Borrowing or issuance of a Letter of Credit.

       4.1 Legal Status. Country Coach is a corporation duly organized and existing under the laws of Oregon. NRV is a corporation duly organized and existing under the laws of California. Each Borrower and each of their Subsidiaries has the power and authority to own its own Assets and to transact the business in which it is engaged, and is properly licensed, qualified to do business and in good standing in every jurisdiction in which it is doing business where failure to so qualify could have a Material Adverse Effect.

       4.2 No Violation; Compliance. The execution, delivery and performance of this Agreement and the Credit Documents to which Borrowers are a party are within Borrowers' powers, are not in conflict with the terms of the Governing Documents of either Borrower, and do not result in a breach of or constitute a default under any contract, obligation, indenture or other instrument to which either Borrower is a party or by which Borrower is bound or affected. There is no law, rule or regulation (including Regulations G, T, U and X of the Federal Reserve Board), nor is there any judgment, decree or order of any court or Governmental Authority binding on either Borrower which would be contravened by the execution, delivery, performance or enforcement of this Agreement and the Credit Documents to which either Borrower is a party.

       4.3 Authorization; Enforceability. Each Borrower has taken all corporate action necessary to authorize the execution and delivery of this Agreement and the Credit Documents to which such Borrower is a party, and the consummation of the transactions contemplated hereby and thereby. Upon their execution and delivery in accordance with the terms hereof, this Agreement and the Credit Documents to which either Borrower is a party will constitute legal, valid and binding agreements and obligations of such Borrower enforceable against such Borrower in accordance with their respective terms, except as enforceability may be limited by bankruptcy, insolvency, and similar laws and equitable principles affecting the enforcement of creditors' rights generally, and except to the extent any applicable law or any underlying contract, agreement, instrument or other documents relating to or governing any item of collateral secured by Bank prohibits the grant of any security interest or collateral assignment contemplated thereby.

       4.4 Approvals; Consents. No approval, consent, exemption or other action by, or notice to or filing with, any Governmental Authority is necessary in connection with the execution, delivery, performance or enforcement of this Agreement or the Credit

Documents other than such filings required to perfect the security interests created by the Credit Documents.

       4.5 Liens. Borrowers and their Subsidiaries have good and marketable title to, or valid leasehold interests in, all of their Assets, free and clear of all Liens or rights of others, except for Permitted Liens.

       4.6 Debt. Borrowers and their Subsidiaries have no Debt other than Permitted Debt.

       4.7 Litigation. There are no suits, proceedings, claims or disputes pending or, to the knowledge of Borrowers, threatened, against or affecting either Borrower or any of its Assets, or any Subsidiary of either Borrower or any of such Subsidiary's Assets, which are not fully covered by applicable insurance and as to which no reservation of rights has been taken by the insurer thereunder.

       4.8 No Default. No Event of Default or Unmatured Event of Default is continuing or would result from the incurring of obligations by Borrowers under this Agreement or the Credit Documents.

       4.9 Subsidiaries. Set forth in Schedule 4.9 is a complete and accurate list of Borrowers' Subsidiaries, showing the jurisdiction of incorporation of each and showing the percentage of Borrowers' ownership of the outstanding stock of each Subsidiary. All of the outstanding capital stock of each of such Subsidiaries has been validly issued, is fully paid and nonassessable, and is owned by the Borrower indicated in Schedule 4.9 free and clear of all Liens except Permitted Liens.

       4.10 Taxes. All tax returns required to be filed by each Borrower and each Subsidiary of each Borrower in any jurisdiction have in fact been filed, and all taxes, assessments, fees and other governmental charges upon each Borrower and each Subsidiary of each Borrower or upon any of their Assets, income or franchises, which are due and payable have been paid other than (i) those presently payable without penalty or interest and those being contested in good faith by appropriate and timely actions or proceedings diligently pursued with respect to which adequate reserves have been established in accordance with GAAP and by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture, and (ii) those the non-payment or non-filing of which, individually or in the aggregate, do not, and are not reasonably expected to, have a Material Adverse Effect. The provisions for taxes on the books of each Borrower and each Subsidiary of each Borrower are adequate for all open years, and for each Borrower's and its Subsidiaries' current fiscal period.

       4.11 Correctness of Financial Statements. Borrowers' Financial Statements as of the fiscal year ended December 31, 1996, and all information and data furnished by

Borrowers to Bank in connection therewith, are complete and correct and accurately and fairly present the financial condition and results of operations of Borrowers and their Subsidiaries as of their respective dates. Any forecasts of future financial performance delivered by Borrowers to Bank have been made in good faith and are based on reasonable assumptions and investigations by Borrowers. Said Financial Statements have been prepared in accordance with GAAP. Since such dates there has been no change in Borrowers' or their Subsidiaries' financial condition or results of operations sufficient to have a Material Adverse Effect. Each Borrower and its Subsidiaries have no contingent obligations, liabilities for taxes or other outstanding financial obligations which are material in the aggregate, except as disclosed in such statements, information and data.

       4.12 ERISA.  Neither Borrower nor any member of the ERISA Group maintains or contributes to any Plan or Multiemployer Plan, other than those listed on Schedule 4.12. Borrowers and each member of the ERISA Group have satisfied the minimum funding standards of ERISA and the Internal Revenue Code with respect to each Plan and Multiemployer Plan to which it is obligated to contribute. No ERISA Event has occurred not has any other event occurred that may result in an ERISA Event that reasonably could be expected to result in a Material Adverse Effect. None of Borrowers, any member of the ERISA Group, or any fiduciary of any Plan is subject to any direct or indirect liability with respect to any Plan (other than to make regularly scheduled required contributions and to pay Plan benefits in the normal course) under any applicable law, treaty, rule, regulation, or agreement. Neither Borrower nor any member of the ERISA Group is required to provide security to any Plan under
Section 401(a)(29) of the Internal Revenue Code. Each Plan will be able to fulfill its benefit obligations as they come due in accordance with the Plan documents and under GAAP.

       4.13 Other Obligations. Each Borrower and its Subsidiaries is not in default on any Debt, and each Borrower and its Subsidiaries is not in default on any other lease, commitment, contract, instrument or obligation which default reasonably could be expected to have a Material Adverse Effect.

       4.14 Public Utility Holding Company Act. Neither Borrower is a "holding company," or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company," within the meaning of the Public Utility Holding Company Act of 1935, as amended.

       4.15 Investment Company Act. Neither Borrower is an "investment company," or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

       4.16 Patents, Trademarks, Copyrights, and Intellectual Property, etc. Each Borrower and each Subsidiary of each Borrower has all necessary, patents, patent rights, licenses, trademarks, trademark rights, trade names, trade name rights, copyrights, permits, and franchises in order for it to conduct its business and to operate its Assets, without known conflict with the rights of third Persons, and all of same are valid and subsisting. The consummation of the transactions contemplated by this Agreement will not alter or impair any of such rights of either Borrower or any Subsidiary of either Borrower. Each Borrower and each Subsidiary of each Borrower has not been charged or, to the best of Borrowers' knowledge, threatened to be charged with any infringement or infringed on any, unexpired trademark, trademark registration, trade name, patent, copyright, copyright registration, or other proprietary right of any Person.

       4.17 Environmental Condition. None of either Borrower's or its Subsidiary's Assets has ever been used by such Borrower or, to the best of Borrowers' knowledge, by previous owners or operators in the disposal of, or to produce, store, handle, treat, release, or transport, any Hazardous Materials in violation of applicable laws, rules or regulations. None of either Borrower's or its Subsidiary's Assets has ever been designated or identified in any manner pursuant to any environmental protection statute as a Hazardous Materials disposal site, or a candidate for closure pursuant to any environmental protection statute. To the best of Borrowers' knowledge, no Lien arising under any environmental protection statute has attached to any revenues or to any real or personal property owned or operated by either Borrower or any Subsidiary of either Borrower. Neither Borrower nor any Subsidiary of either Borrower has received a summons, citation, notice, or directive from the Environmental Protection Agency or any other federal or state governmental agency concerning any action or omission by either Borrower or any Subsidiary of either Borrower resulting in the releasing or disposing of Hazardous Materials into the environment.

       4.18 Compliance With ADA. Each Borrower and its Subsidiaries has received no notice or complaint regarding any noncompliance with the ADA of their premises or of either Borrower's or its Subsidiary's employment practices and, to the best of Borrowers' knowledge, there has been no threatened litigation alleging any such noncompliance by either Borrower or its Subsidiaries or their premises.

                                     ARTICLE

                              AFFIRMATIVE COVENANTS

       Borrowers covenant and agree that from the Closing Date and thereafter until the indefeasible payment, performance and satisfaction in full of the Obligations and Bank has terminated the Revolving Credit Commitment, and all of Bank's other obligations to Borrowers have been terminated, each Borrower shall:

       5.1 Punctual Payments. Punctually pay the interest and principal on the Loans, the Letter of Credit Fees and all Bank Expenses, and any other fees or liabilities due under this Agreement and the Credit Documents, at the times and place and in the manner specified in this Agreement or the Credit Documents.

       5.2 Books and Records. Maintain, and cause each of its Subsidiaries to maintain, adequate books and records in accordance with GAAP, and permit any officer, employee or agent of Bank, at any reasonable time and so long as an Event of Default has not occurred upon reasonable advance request, to inspect, audit and examine such books and records, and to make copies of the same.

       5.3 Financial Statements. Deliver to Bank the following, all in form and detail satisfactory to Bank and in such number of copies as Bank may request:

          (a) as soon as available but not later than forty-five (45) days after and as of the close of each quarterly accounting period, a Financial Statement for such Borrower and its Subsidiaries prepared by such Borrower which shall include such Borrower's and its Subsidiaries' balance sheet as of the close of such period, such Borrower's and its Subsidiaries' statement of income, operations, and retained income of such period and year to date, certified by the Chief Financial Officer of such Borrower as being complete and correct and fairly presenting such Borrower's and its Subsidiaries' financial condition and results of operations;

           (b)as soon as available but not later than forty-five (45) days after and as of the end of each fiscal quarter, a Quarterly Compliance Certificate from the Chief Financial Officer of such Borrower, stating, among other things, that he has reviewed the provisions of this Agreement and the Credit Documents and that there exists no Event of Default or Unmatured Event of Default, and containing the calculations and other details necessary to demonstrate compliance with Sections 5.8 and 6.12 and providing information for the most recently completed twelve (12) month period;

           (c)as soon as available, any other Financial Statement for such Borrower and its Subsidiaries, including any Financial Statement which contains consolidated or consolidating information;

           (d) promptly upon receipt by such Borrower, copies of any and all reports and management letters submitted to such Borrower or any of its Subsidiaries by any certified public accountant in connection with any examination of such Borrower's or its Subsidiary's financial records made by such accountant; and

           (e) from time to time such other information as Bank may reasonably request.

       5.4 Existence; Compliance with Law. Preserve and maintain, and cause each of its Subsidiaries to preserve and maintain, its corporate existence and good standing in the state of its organization, qualify and remain qualified, and cause each of its Subsidiaries to qualify and remain qualified, as a foreign corporation in every jurisdiction where the failure to be so qualified reasonably could be expected to have a Material Adverse Effect; and
preserve, and cause each of its Subsidiaries to preserve, all of its licenses, permits, governmental approvals, rights, privileges and franchises required, in such Borrower's reasonable determination, for its operations; and comply, and cause each of its Subsidiaries to comply, with the provisions of its Governing Documents; and comply, and cause each of its Subsidiaries to comply, with the requirements of all applicable laws, rules, regulations, orders of any Governmental Authority having authority or jurisdiction over it, and comply, and cause each of the Subsidiaries to comply, with all requirements for the maintenance of its business, insurance, licenses, permits, governmental approvals, rights, privileges and franchises where failure to so comply reasonably could be expected to have a Material Adverse Effect.

       5.5 Insurance.

           (a) Maintain and keep in force, and cause each of its Subsidiaries to maintain and keep in force, insurance of the types and in amounts customarily carried by companies engaged in the same or similar business, or similarly situated, including fire, extended coverage, public liability, business interruption, property damage and workers' compensation insurance, and deliver to Bank from time to time at Bank's request schedules setting forth all insurance then in effect. All insurance required herein shall be written by companies which are authorized to do insurance business in the State of California. All hazard insurance and such other insurance as Bank shall specify, shall contain a California Form 438BFU (NS) endorsement, or an equivalent endorsement satisfactory to Bank, showing Bank as sole loss payee thereof, and shall contain a waiver of warranties. Every policy of insurance referred to in this Section 5.5 shall contain an agreement by the insurer that it will not cancel such policy except after 30 days prior written notice to Bank and that any loss payable thereunder shall be payable notwithstanding any act or negligence of Borrower or Bank which might, absent such agreement, result in a forfeiture of all or a part of such insurance payment.

           (b) Original policies or certificates thereof satisfactory to Bank evidencing such insurance shall be delivered to Bank at least 30 days prior to the expiration of the existing or preceding policies. Borrowers shall give Bank prompt notice of any loss covered by such insurance in excess of One Hundred Thousand Dollars ($100,000), and Bank shall have the right to adjust any loss in excess of One Hundred Thousand Dollars ($100,000). Bank shall have the exclusive right to adjust all losses in excess of One Hundred Thousand Dollars ($100,000) payable under any such insurance policies without any liability to Borrowers whatsoever in respect of such adjustments. Any monies received as payment for any loss under any insurance policy, including the insurance policies mentioned above, which are less than One Hundred Thousand Dollars ($100,000) per occurrence or Five Hundred Thousand Dollars ($500,000) in the aggregate in any fiscal year of Borrowers, shall be paid to Borrowers, and all monies received in excess of such amounts shall be paid over to Bank to be applied at the option of Bank either to the prepayment of the Obligations without premium, in such order or manner as Bank may elect, or shall be disbursed to

Borrowers under stage payment terms reasonably satisfactory to Bank for application to the cost of repairs, replacements, or restorations. All repairs, replacements, or restorations shall be effected with reasonable promptness and shall be of a value at least equal to the value of the items or property destroyed prior to such damage or destruction. Upon the occurrence of an Event of Default, Bank shall have the right to apply all prepaid premiums to the payment of the Obligations in such order or form as Bank shall determine. Borrower shall, concurrently with the financial information required to be delivered by Borrower pursuant to Section 5.3(b), deliver to Bank, as Bank may request, copies of certificates describing all insurance of Borrower then in effect. Notwithstanding Section 9.8, the following warning is hereby given to Country Coach pursuant to Section 746.201 of the Oregon Revised Statutes:

                                  WARNING

           Unless Borrowers provide Bank with evidence of the insurance coverage as required by this Agreement, Bank may purchase insurance at Borrower's expense to protect Bank's interest. This insurance may, but need not, also protect
Borrowers' interest. If the collateral becomes damaged, the coverage Bank purchases may not pay any claim Country Coach makes or any claim made against Country Coach. Borrowers may later cancel this coverage by providing evidence that Country Coach has obtained property coverage elsewhere.

           Borrowers are responsible for the cost of any insurance purchased by Bank. The cost of this insurance may be added to this Agreement or the Obligations. If the cost is added to this Agreement or the Obligations, the interest rate on the Revolving Loans will apply to this added amount. The effective date of coverage may be the date Country Coach's prior coverage lapsed or the date Country Coach failed to provide proof of coverage.

           The coverage Bank purchases may be considerably more expensive than insurance Borrowers can obtain on their own and may not satisfy any need for property damage coverage or any mandatory liability insurance requirements imposed by applicable law.

       5.6 Assets. Maintain, keep and preserve, and cause each of its Subsidiaries to maintain, keep and preserve, all of its Assets (tangible or intangible) which in such Borrower's reasonable business judgment are useful or necessary to its business in good repair and condition, and from time to time make necessary repairs, renewals and replacements thereto so that such Assets shall be fully and efficiently preserved and maintained.

       5.7 Taxes and Other Liabilities. Pay and discharge when due, and cause each of its Subsidiaries to pay and discharge when due, any and all assessments and taxes, both real or personal and including federal and state income taxes, and any and all other Permitted Debt, except where the same are being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP and, by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture.

       5.8 Financial Condition.  Maintain:

           (a) (1) in the case of Country Coach, a Tangible Net Worth as of the last day of each fiscal quarter of not less than the sum of $2,000,000, plus (i) an amount equal to 50% of Country Coach's Net Income for such fiscal quarter, plus (ii) an amount equal to 100% of the net amount of all additional equity contributions in Country Coach on a cumulative basis from the Closing Date.

               (2)in the case of NRV, a Tangible Net Worth as of the last day of each fiscal quarter of not less than the sum of $22,000,000, plus (i) an amount equal to 50% of NRV's Net Income for such fiscal quarter, plus (ii) an amount equal to 100% of the net amount of all additional equity contributions in NRV on a cumulative basis from the Closing Date.

           (b) (1) in the case of Country Coach, a ratio of its Debt (excluding
(i) the Debt evidenced by the Guaranty to which it is a party and (ii) any obligations for contingent liabilities arising pursuant to repurchase agreements entered into in the ordinary course of business in connection with sales of recreational vehicles) to its Tangible Net Worth at all times not greater than 12.0:1.0.

               (2) in the case of NRV, a ratio of its Debt (excluding (i) the Debt evidenced by the Guaranty to which it is a party and (ii) any obligations for contingent liabilities arising pursuant to repurchase agreements entered into in the ordinary course of business in connection with sales of recreational vehicles) to its Tangible Net Worth at all times not greater than 1.75:1.0.

           (c) (1) in the case of Country Coach, a ratio of EBITDA to Debt Service as of the last day of each fiscal year not less than 1.20:1.0.

               (2) in the case of NRV, a ratio of EBITDA to Debt Service as of the last day of each fiscal year not less than 1.20:1.0.

           (d) (1) in the case of Country Coach, its Working Capital at all times not less than $2,000,000.

               (2) in the case of NRV, its Working Capital at all times not less than $15,000,000.

Notwithstanding the joint and several nature of the Obligations, the reasonable determination of the Chief Financial Officer of Guarantor with respect to the allocation between Borrowers of Debt incurred by Borrowers pursuant to this Agreement shall control solely for purposes of this Section 5.8 so as to avoid duplication of amounts of Debt in connection with the financial covenant ratios set forth in this Section.

       5.9 Notice to Bank. Promptly, upon such Borrower acquiring knowledge thereof, give written notice to Bank of:

           (a) all litigation affecting such Borrower where the amount claimed is in excess of applicable insurance;

           (b) any dispute which may exist between such Borrower or any of its Subsidiaries, on the one hand, and any Governmental Authority or law enforcement authority, on the other, if the determination of such dispute could have a Material Adverse Effect;

           (c) any labor controversy resulting in or threatening to result in a strike against such Borrower or any of its Subsidiaries;

           (d) any proposal by any public authority received by such Borrower to acquire the Assets or business of such Borrower or any of its Subsidiaries;

           (e) all notices or claims which may be received by such Borrower or any of its Subsidiaries and involving claims made by any Person as to any alleged noncompliance of such Borrower's or such Subsidiary's premises with the requirements of the ADA;

           (f) any Event of Default or Unmatured Event of Default; and

           (g) any other matter which has resulted or reasonably could be expected to result in a Material Adverse Effect.

       5.10 Employee Benefits.

           (a)(i) Promptly, and in any event within 10 Business Days after such Borrower or any of its Subsidiaries knows or has reason to know that an ERISA Event has occurred that reasonably could be expected to result in a Material Adverse Effect, deliver or cause to be delivered a written statement of the Chief Financial Officer of such Borrower describing such ERISA Event and any action that is being taken with respect thereto by such Borrower, any such Subsidiary, or member of the ERISA Group, and any action taken or threatened by the IRS, Department of Labor, or PBGC. Each Borrower or such Subsidiary, as applicable, shall be deemed to know all facts known by the administrator of any Plan of which it is the plan sponsor; (ii) promptly and in any event within 3 Business Days after the filing thereof with the IRS, deliver a copy of each funding waiver request filed with respect to any Plan and all communications received by such Borrower, any member of the ERISA Group with respect to such request; and (iii) promptly and in any event within 3 Business Days after receipt by such Borrower, any of its

Subsidiaries or, to the knowledge of such Borrower, any member of the ERISA Group, of the PBGC's intention to terminate a Plan or to have a trustee appointed to administer a Plan, deliver copies of each such notice.

           (b) Cause to be delivered to Bank, upon Bank's request, each of the following: (i) a copy of each Plan (or, where any such plan is not in writing, complete description thereof) (and if applicable, related trust agreements of other funding instruments) and all amendments thereto, all written interpretations thereof and written descriptions thereof that have been distributed to employees or former employees of either Borrower or its Subsidiaries; (ii) the most recent determination letter issued by the IRS with respect to each Plan; (iii) for the three most recent plan years, annual reports on Form 5500 Series required to be filed with any governmental agency for each Plan; (iv) all actuarial reports prepared for the last three plan years for each Plan; (v) a listing of all Multiemployer Plans, with the aggregate amount of the most recent annual contributions required to be made by such Borrower or any member of the ERISA Group to each such plan and copies of the collective bargaining agreements requiring such contributions; (vi) any information that has been provided to such Borrower or any member of the ERISA Group regarding withdrawal liability under any Multiemployer Plan; and (vii) the aggregate amount of the most recent annual payments made to former employees of such Borrower or its Subsidiaries under any Retiree Health Plan.

       5.11 Further Assurances. Execute and deliver, or cause to be executed and delivered, upon the request of Bank and at Borrowers' expense, such additional documents, instruments and agreements as Bank may reasonably determine to be necessary or advisable to carry out the provisions of this
Agreement and the Credit Documents, and the transactions and actions contemplated hereunder and thereunder.

       5.12 Real Estate Leases. Perform all of its material obligations under all of the Real Estate Leases and deliver to Bank a copy of all notices of default or breach under any Real Estate Lease within three (3) days of receiving the same.

       5.13 Environment. Be and remain, and cause each of its Subsidiaries and each operator of any of such Borrower's or any of its Subsidiaries Assets to be and remain, in compliance with the provisions of all federal, state and local environmental, health and safety laws, codes and ordinances, and all rules and regulations issued thereunder except where any such noncompliance reasonably would not be expected to have a Material Adverse Effect; notify Bank immediately of any notice of a hazardous discharge or environmental complaint received from any Governmental Authority or any other Person; notify Bank immediately of any hazardous discharge from or affecting its premises not in compliance with applicable laws; immediately contain and remove the same, in compliance with all applicable laws; promptly pay any fine or penalty assessed in connection therewith unless it is being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP and by reason of nonpayment, no material property is subject to a material risk of loss or forfeiture; permit Bank to inspect the premises at any reasonable time and, unless an Event of Default has occurred, upon reasonable advance notice, to conduct tests thereon, and to inspect all books, correspondence, and records pertaining thereto; and at Bank's reasonable request, and at such Borrower's expense, provide a report of a qualified environmental engineer, reasonably satisfactory in scope, form and content to Bank, and such other and further assurances reasonably satisfactory to Bank that the condition has been corrected.

       5.14 ADA. Observe and comply, and cause each of its Subsidiaries to observe and comply, in all material respects with all obligations and requirements of the ADA as it applies to their premises, which shall include, without limitation, installing or constructing all improvements or alterations which may be necessary to cause such premises to be accessible to all persons if the use of such premises or any part thereof becomes a "public accommodation," as defined in the ADA, or in the event additional building improvements are added or incorporated into the existing improvements, and making any reasonable accommodations which may be necessary to accommodate the needs or requirements of any existing or future employee of such Borrower and its Subsidiaries, as applicable.

                                 ARTICLE

                            NEGATIVE COVENANTS

       Borrowers further covenant and agree that from the Closing Date and thereafter until the indefeasible payment, performance and satisfaction in full of the Obligations and the termination of the Revolving Credit Commitment, and all of Bank's other obligations to Borrowers have been terminated, neither Borrower shall without the prior written consent of Bank:

       6.1 Use of Funds; Margin Regulation.

           (a) Use any proceeds of the Revolving Loans for any purpose other than (i) to pay in full all Debt owing by Country Coach to Old Lender in accordance with the Payoff Letter and (ii) for such Borrower's general corporate and working capital needs and Capital Expenditures, subject to Section 6.12; or

           (b) Use any portion of the proceeds of the Loans in any manner which might cause the Loans, the application of the proceeds thereof, or the transactions contemplated by this Agreement to violate Regulation G, T, U, or X of the Board of Governors of the Federal Reserve System, or any other regulation of such board, or to violate the Securities and Exchange Act of 1934, as amended or supplemented.

       6.2 Debt. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Debt except Permitted Debt.

       6.3 Liens. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any Lien (including the lien of an attachment, judgment or execution) on any of its Assets, whether now owned or hereafter acquired, except Permitted Liens; or sign or file, or permit any of its Subsidiaries to sign or file, under the Uniform Commercial Code as adopted in any jurisdiction, a financing statement which names such Borrower or any of its Subsidiaries as a debtor, or sign, or permit any of its Subsidiaries to sign, any security agreement authorizing any secured party thereunder to file such a financing statement, except with respect to Permitted Liens.

       6.4 Merger, Consolidation, Transfer of Assets. Wind up, liquidate or dissolve, reorganize, merge or consolidate with or into any other Person, or acquire all or substantially all of the Assets or the Business of any other Person, or permit any of its Subsidiaries to do so, except that, subject in any event to compliance with the last paragraph of this Section, upon thirty (30) days' prior written notice to Bank:

           (a) any Subsidiary may (i) consolidate with or merge into either Borrower or any Subsidiary if such Borrower or such Subsidiary shall be the continuing or surviving cor- poration or (ii) consolidate or merge with any other corporation if such Subsidiary shall be the continuing or surviving corporation;

           (b) any Subsidiary may sell, lease, transfer, contribute or otherwise dispose of its Assets in whole or in part to either Borrower or any Subsidiary, and may, following any such disposition in whole, liquidate and dissolve; and

           (c) either Borrower may consolidate or merge with any other corporation if such Borrower shall be the continuing or surviving corporation.

Provided, however, in all events within thirty (30) days after the consummation of any transaction described in this Section 6.4, such Borrower or Subsidiary shall execute and deliver such additional agreements, instruments and documents as Bank shall reasonably request, in form and substance satisfactory to Bank, in order to maintain Bank's first priority security interest in all Assets of such Borrower or Subsidiary after giving effect to the transactions described above. No consolidation, merger, sale, lease, transfer, contribution or other disposition referred to in clauses (a) through (c) of this Section shall be permitted under this Section unless at the time of and immediately after giving effect to any such transaction, no Unmatured Event of Default or Event of Default shall have occurred and be continuing.

       6.5 Equipment Leases. Create, incur, assume or suffer to exist, or permit any of its Subsidiaries to create, incur, assume or suffer to exist, any obligation as a lessee for the rental or hire of equipment or other personal property, other than (i) leases that have been or should be capitalized in accordance with GAAP and (ii) leases (other than Capital Leases) that do not in the aggregate require such Borrower and its Subsidiaries on a consolidated basis to make payments (including taxes, insurance, maintenance, and similar expenses which such Borrower or any

Subsidiary is required to pay under the terms of any lease) in excess of Fifty Thousand Dollars ($50,000) in any fiscal year of such Borrower.

       6.6 Sales and Leasebacks. Sell, transfer, or otherwise dispose of, or permit any of its Subsidiaries to sell, transfer, or otherwise dispose of, any real or personal property to any Person, and thereafter directly or indirectly leaseback the same or similar property.

       6.7 Asset Sales. Conduct any Asset Sale, or permit any of its Subsidiaries to do, other than (i) dispositions of Assets in an aggregate value of up to One Hundred Thousand Dollars ($100,000) per fiscal year, (ii) dispositions of equipment or other Assets which have become obsolete or otherwise no longer useful or required for the conduct of its business, provided that such dispositions do not, individually or in the aggregate, constitute a liquidation of all or substantially all of such Borrower's or any Subsidiary's Assets and (iii) liquidations of Permitted Investments in the ordinary course of business.

       6.8 Investments.

           (a) Make, or permit any of its Subsidiaries to make, any loans or advances to, or any investment in, any Person, except Permitted Investments and except as expressly permitted in Section 6.8(b); or acquire, or permit any of its Subsidiaries to acquire, any capital stock, Assets, obligations, or other securities of, make any contribution to, or otherwise acquire any interest in any Person; or acquire or form, or permit any of its Subsidiaries to acquire or form, any new Subsidiary; or participate, or permit any of its Subsidiaries to participate, as a partner or joint venturer with any other Person.

           (b) Notwithstanding the terms of Section 6.8(a), either Borrower may advance or loan working capital to the other Borrower or to Guarantor for operating expenses and income tax liabilities so long as (i) both before and after giving effect to such loans or advances, no Event of Default has occurred or will result therefrom, and (ii) such loan or advance is evidenced by a demand promissory note duly endorsed to Bank, and Bank shall have first received the original of such note, duly executed and in form and substance reasonably satisfactory to Bank.

       6.9 Character of Business. Engage in any business activities or operations which, in the reasonable determination of such Borrower's Board of Directors, are substantially different from or unrelated to its present business activities and operations, or permit any of its Subsidiaries to do so.


       6.10 Distributions.

           (a) Except as expressly permitted by Section 6.10(b), declare or pay any dividends or distributions on its capital stock; or purchase, redeem, retire, or otherwise acquire for value any of its capital stock now or hereafter outstanding; or make any distribution of Assets to its shareholders, whether in cash, Assets, or in obligations of such Borrower; or allocate or otherwise set apart any sum for the payment of any distribution on, or for the purchase, redemption or retirement of, any of its capital stock; or make any other distribution by reduction of capital or otherwise in respect of any of its capital stock; or permit any of its Subsidiaries to purchase or otherwise acquire for value any capital stock of such Borrower or any other Subsidiary of such Borrower.

       (b) Notwithstanding Section 6.10(a), either Borrower may pay dividends and distributions on its capital stock to Holdings so long as both before and after giving effect to such dividends or distributions, no Event of Default is continuing or would result therefrom.

       6.11 Guaranty. Assume, guaranty, endorse (other than checks and drafts received by such Borrower in the ordinary course of business so long as an Event of Default has not occurred), or otherwise be or become directly or contingently responsible or liable, or permit any of its Subsidiaries to assume, guaranty, endorse, or otherwise be or become directly or contingently responsible or liable (including, any agreement to purchase any obligation, stock, Assets, goods, or services or to supply or advance any funds, Assets, goods, or services, or any agreement to maintain or cause such Person to maintain, a minimum working capital or net worth, or otherwise to assure the creditors of any Person against loss) for the obligations of any Person; or pledge or hypothecate, or permit any of its Subsidiaries to pledge or hypothecate, any of its Assets as security for any liabilities or obligations of any other Person; provided further, however, this Section 6.11 shall not restrict either Borrower or its Subsidiaries from assuming obligations for contingent liabilities arising pursuant to repurchase agreements entered into in the ordinary course of business in connection with sales of recreational vehicles.

       6.12 Capital Expenditures. Make any Capital Expenditures in excess of the amounts set forth in the applicable table below during the periods specified:

                      Country Coach                    NRV
                         Maximum                     Maximum
  Year             Capital Expenditures       Capital Expenditures
  1997                 $2,000,000                   $6,000,000
  1998 and each
  year thereafter      $1,500,000                   $2,000,000

       6.13 Transactions with Affiliates. Enter into any transaction, including the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate, or permit any Subsidiary to enter into any transaction, including the purchase, sale, or exchange of property or the rendering of any service, with any Affiliate unless such transaction or arrangement is entered into in the ordinary course of and pursuant to the reasonable requirements of such Borrower's or such Subsidiary's business and upon terms that are fair and reasonable and no less favorable to such Borrower or such Subsidiary, as the case may be, than those which might be obtained at the time on an arm's-length basis from any Person which is not such an Affiliate.

       6.14 Change of Control. Cause, permit or suffer, directly or indirectly, any Change of Control.

       6.15 Transactions Under ERISA.  Directly or indirectly:

           (a) engage, or permit any Subsidiary of such Borrower to engage, in any prohibited transaction which is reasonably likely to result in a civil penalty or excise tax described in Sections 406 of ERISA or 4975 of the Internal Revenue Code for which a statutory or class exemption is not available or a private exemption has not been previously obtained from the Department of Labor;

           (b) permit to exist with respect to any Plan any accumulated funding deficiency (as defined in Sections 302 of ERISA and 412 of the Internal Revenue
Code), whether or not waived;

           (c) fail, or permit any Subsidiary of such Borrower to fail, to pay timely required contributions or installments due with respect to any waived funding deficiency to any Plan;

           (d) terminate, or permit any Subsidiary of such Borrower to terminate, any Plan where such event would result in any liability of such Borrower, any of its Subsidiaries or any member of ERISA Group under Title IV of ERISA;

           (c) fail, or permit any Subsidiary of such Borrower to fail, to make any required contribution or payment to any Multiemployer Plan;

           (f) fail, or permit any Subsidiary of such Borrower to fail, to pay to a Plan or Multiemployer Plan any required installment or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment;

           (g) amend, or permit any Subsidiary of such Borrower to amend, a Plan resulting in an increase in current liability for the plan year such that either of Borrower, any Subsidiary of Borrower or any the member of the ERISA Group is required to provide security to such Plan under Section 401(a)(29) of the Internal Revenue Code; or

           (h) withdraw, or permit any Subsidiary of such Borrower to withdraw, from any Multiemployer Plan where such withdrawal is reasonably likely to result in any liability of any such entity under Title IV of ERISA;

which, individually or in the aggregate, results in or reasonably would be expected to result in a claim against or liability of such Borrower, any of its Subsidiaries or any member of the ERISA Group in excess of $500,000.

                                 ARTICLE

                      EVENTS OF DEFAULT AND REMEDIES

       7.1 Events of Default. The occurrence of any one or more of the following events, acts or occurrences shall constitute an event of default (an "Event of Default") hereunder:

           (a) Borrowers fail to pay on or before the due date thereof, any payment of principal or interest due on the Loans, any Letter of Credit Fees any Bank Expenses, or any other amount payable hereunder;

           (b) Borrowers fail to observe or perform any of the covenants and agreements set forth in Sections 5.8, 5.9(f) or 5.9(g), or in Article VI, and in the latter case, such failure shall not be cured within fifteen (15) days after the date of such failure (if capable of cure);

           (c) Borrowers fail to observe or perform any covenant or agreement set forth in this Agreement and the Credit Documents (other than those covenants and agreements described in Sections 7.1(a) and 7.1(b), and such failure continues for thirty (30) days after the earlier to occur of (i) a Responsible Officer of either Borrower obtaining actual knowledge of such failure or (ii) Bank's dispatch of notice to Borrowers of such failure; or

           (d) Any representation, warranty or certification made by either Borrower or Guarantor, or any officer or employee of either Borrower or Guarantor, in this Agreement, in any certificate, financial statement or other document delivered pursuant to this Agreement or any Credit Document proves to have been incorrect in any material respect when made;

           (e) Either Borrower or Guarantor fails to pay when due or within any applicable grace period any payment in respect of its Debt or other extensions of credit or financial arrangements (other than under this Agreement) in excess of $500,000 in the aggregate;

           (f) Any event or condition occurs that: (i) results in the acceleration of the maturity of Debt of either Borrower or Guarantor in excess of $500,000 in the aggregate; or (ii) permits (or, with the giving of notice or lapse of time or both, would permit) the holder or holders of such Debt or any Person acting on behalf of such holder or holders to accelerate the maturity thereof;

           (g) Either Borrower or Guarantor commences a voluntary Insolvency Proceeding seeking liquidation, reorganization or other relief with respect to itself or its Debt or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property, or consents to any such relief or to the appointment of or taking possession by any such official in an involuntary Insolvency Proceeding or fails generally to pay its Debt as it becomes due, or takes any action to authorize any of the foregoing;

           (h) An involuntary Insolvency Proceeding is commenced against either Borrower or Guarantor seeking liquidation, reorganization or other relief with respect to it or its Debt or seeking the appointment of a trustee, receiver, liquidator, custodian or other similar official of it or any substantial part of its property and any of the following events occur: (i) the petition commencing the Insolvency Proceeding is not timely controverted; (ii) the petition commencing the Insolvency Proceeding is not dismissed within sixty
(60) calendar days of the date of the filing thereof; (iii) an interim trustee is appointed to take possession of all or a substantial portion of the Assets of, or to operate all or any substantial portion of the business of, such Borrower or Guarantor; or (iv) an order for relief shall have been issued or entered therein;

           (i) Either Borrower or Guarantor suffers (i) a final money judgment in excess of $500,000 in the aggregate or (ii) a final writ, warrant of attachment, or similar process involving obligations in excess of $500,000 in the aggregate and within sixty (60) days of the entry of such judgment, writ, warrant, attachment or similar process, it is not bonded or discharged or execution thereof is not stayed pending appeal, or within sixty (60) days after the expiration of any such stay, it is not discharged;

           (j) A judgment creditor obtains possession of Assets with a fair market value in excess of $500,000 in the aggregate of either Borrower or Guarantor by any means, including levy, distraint, replevin, or self-help, or any order, judgment or decree is entered decreeing the dissolution of either Borrower or Guarantor;

           (k) Any of the Credit Documents fails to be in full force and effect for any reason, or Bank fails to have a perfected, first priority Lien in and upon all of the collateral assigned or pledged to Bank thereunder, or a default or event of default occurs under any Credit Document, or the obligation of Guarantor is limited or terminated by operation of law or by the action or inaction of Guarantor, or Guarantor attempts to revoke or terminate its Guaranty;

           (l) An "Event of Default" as defined in the Holdings Credit Agreement occurs;

           (m) An "Event of Default" as defined in either the Letter of Credit and Reimbursement Agreement or the Reimbursement Agreement occurs;

           (n) Wayne Mertes fails for any reason to serve actively as the President and Chief Executive Officer of NRV, whether by reason of death, disability, resignation, action by the Board of Directors or shareholders of NRV, or otherwise, unless a successor reasonably acceptable to Bank is hired and actively serving in such capacity within six (6) months form the date of such failure; or

           (o) Any other Material Adverse Effect occurs.

       7.2 Remedies.

             (a) Acceleration. Upon the occurrence of any Event of Default described in Section 7.1(g) or 7.1(h), the Obligations shall become immediately due and payable without any election or action on the part of Bank without presentment, demand, protest or notice of any kind, all of which Borrower hereby expressly waives. Upon the occurrence and continuance of any other Event of Default, Bank may, at its election, by written notice to Borrowers, immediately declare the Obligations to be due and payable, whereupon the Obligations shall become immediately due and payable, without presentment, demand, protest or notice of any kind, all of which Borrowers hereby expressly waive.

           (b) Termination of Revolving Credit Commitment. Upon the occurrence of any Unmatured Event of Default or Event of Default, Bank may, at its option, terminate the Revolving Credit Commitment and cease making Revolving Loans to Borrowers or issue any Letters of Credit.

       7.3 Remedies Cumulative. The rights and remedies of Bank herein and in the Credit Documents are cumulative, and are not exclusive of any other rights, powers, privileges, or remedies, now or hereafter existing, at law, in equity or otherwise.

                                     ARTICLE

                                      TAXES

       8.1 Taxes on Payments. All payments in respect of the Obligations shall be made free and clear of and without any deduction or withholding for or on account of any present and future taxes, levies, imposts, deductions, charges, withholdings, assessments or governmental charges, and all liabilities with respect thereto, imposed by the United States of America, or any political subdivision or taxing authority thereof or therein, excluding any taxes imposed on Bank under the Internal Revenue Code or similar state and local laws and determined by Bank's net income, and any franchise taxes imposed on Bank by the State of California (or any political subdivision thereof) (all such non-excluded taxes, levies, imposts, deductions, charges, withholdings, assessments, charges and liabilities being hereinafter referred to as "Taxes"). If any Taxes are imposed and required by law to be deducted or withheld from any amount payable to Bank, then Borrowers shall (i) increase the amount of such payment so that Bank will receive a net amount (after deduction of all Taxes) equal to the amount due hereunder, and (ii) pay such Taxes to the appropriate taxing authority for the account of Bank prior to the date on which penalties attach thereto or interest accrues thereon; provided, however, if any such penalties or interest shall become due, Borrowers shall make prompt payment thereof to the appropriate taxing authority unless it is being contested in good faith and adequate reserves have been set aside with respect thereto as required by GAAP, and by reason of nonpayment no material property is subject to a material risk of loss or forfeiture.

       8.2 Indemnification For Taxes. Borrowers shall indemnify Bank for the full amount of Taxes (including penalties, interest, expenses and Taxes arising from or with respect to any indemnification payment) arising therefrom or with respect thereto, whether or not the Taxes were correctly or legally asserted. This indemnification shall be made on demand.

       8.3 Evidence of Payment. Within thirty (30) days after the date of payment of any Taxes, Borrowers shall furnish to Bank the original or a certified copy of a receipt evidencing payment thereof. If no Taxes are payable in respect of any payment due hereunder or under the Notes, Borrowers shall furnish to Bank a certificate from each appropriate taxing authority, or an opinion of counsel acceptable to Bank, in either case stating that such payment is exempt from or not subject to Taxes.

                                     ARTICLE

                                  MISCELLANEOUS

       9.1 Notices. All notices, requests and other communications to any party hereunder shall be in writing (including facsimile transmission or similar writing) and shall be given to such party at its address or facsimile number set forth on the signature pages hereof or such other address or facsimile number as such party may hereafter specify by notice to the other party in accordance with this Section 9.1. Each such notice, request or other communication shall be deemed given on the second business day after mailing; provided that actual notice, however and from whomever given or received, shall always be effective on receipt; provided further that notices to Bank pursuant to Article II shall not be effective until received by a Responsible Officer of Bank; provided further that notices sent by Bank in connection with Sections 9504 or 9505 of the California Uniform Commercial Code shall be deemed given when deposited in the mail or personally delivered, or, where permitted by law, transmitted by facsimile.

       9.2 No Waivers. No failure or delay by Bank in exercising any right, power or privilege hereunder or under any Credit Document shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

       9.3 Bank Expenses; Documentary Taxes; Indemnification.

             (a) Borrowers shall  pay all Bank Expenses on demand.

             (b) Borrowers shall pay all and indemnify Bank against any and all
transfer  taxes,  documentary  taxes,  assessments,   or  charges  made  by  any
Governmental Authority and imposed by reason of the execution and delivery of this Agreement, any of the

Credit Documents, or any other document, instrument or agreement entered into in connection herewith.

             (c) Borrowers shall and hereby agree to indemnify, protect, defend and hold harmless Bank and its directors, officers, agents, employees and attorneys (collectively, the "Indemnified Persons" and individually, an "Indemnified Person") from and against (i) any and all losses, claims, damages, liabilities, deficiencies, judgments, reasonable costs and expenses (including attorneys' fees and attorneys' fees incurred pursuant to proceedings arising under the Bankruptcy Code) incurred by any Indemnified Person (except to the extent that it is finally judicially determined to have resulted from the gross negligence or willful misconduct of any Indemnified Person) arising out of or by reason of any litigations, investigations, claims or proceedings (whether administrative, judicial or otherwise), including discovery, whether or not Bank is designated a party thereto, which arise out of or are in any way related to
(1) any breach by either Borrower, any Subsidiary of either Borrower, or Guarantor of its representations and warranties under this Agreement or any Credit Agreement, or (2) any actual or proposed use by Borrowers of the proceeds of the Loans; (ii) any such losses, claims, damages, liabilities, deficiencies, judgments, costs and expenses arising out of or by reason of the use, generation, manufacture, production, storage, release, threatened release, discharge, disposal or presence on, under or about Borrowers' operations or property or property leased by either Borrower of any material, substance or waste which is or becomes designated as Hazardous Materials; and (iii) any such losses, claims, damages, liabilities, deficiencies, judgments, costs and expenses incurred in connection with any remedial or other action taken by either Borrower or Bank in connection with compliance by such Borrower with any federal, state or local environmental laws, acts, rules, regulations, orders, directions, ordinances, criteria or guidelines (except to the extent that it is finally judicially determined to have resulted from the gross negligence or willful misconduct of any Indemnified Person). If and to the extent that the obligations of Borrowers hereunder are unenforceable for any reason, Borrowers hereby agree to make the maximum contribution to the payment and satisfaction of such obligations of Bank which is permissible under applicable law.

             (d) Borrowers' obligations under this Section 9.3 and under
Section 8.2 shall survive any termination of this Agreement and the Credit Documents and the payment in full of the Obligations, and are in addition to, and not in substitution of, any other of its obligations set forth in this Agreement.

       9.4 Amendments and Waivers. Any provision of this Agreement or any of the Credit Documents to which either Borrower is a party may be amended or waived if, but only if, such amendment or waiver is in writing and is signed by the party asserted to be bound thereby, and then such amendment or waiver shall be effective only in the specific instance and specific purpose for which given.

       9.5 Successors and Assigns; Participations; Disclosure.

             (a) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that Borrowers may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of Bank and any such prohibited assignment or transfer by Borrower shall be void.

             (b) Bank may make, carry or transfer the Loans and the Revolving Credit Commitment at, to or for the account of, any of its branch offices or the office of an Affiliate of Bank or to any Federal Reserve Bank, all without Borrowers' consent.

             (c) Upon written notice to Borrowers, Bank may, at its own expense, assign to one or more banks or other financial institutions all or a portion of its rights (including voting rights) and obligations under this Agreement and the Credit Documents. In the event of any such assignment by Bank pursuant to this Section 9.5(c), Bank's obligations under this Agreement arising after the effective date of such assignment shall be released and concurrently therewith, transferred to and assumed by Bank's assignee to the extent provided for in the document evidencing such assignment.

             (d) Bank may at any time sell to one or more banks or other financial institutions (each a "Participant") participating interests in the Revolving Credit Commitment, the Loans, the Letters of Credit and in any other interest of Bank hereunder. In the event of any such sale by Bank of a participating interest to a Participant, Bank's obligations under this Agreement shall remain unchanged, Bank shall remain solely responsible for the performance thereof, and Borrowers shall continue to deal solely and directly with Bank in connection with Bank's rights and obligations under this Agreement. Borrowers agree that each Participant shall, to the extent provided in its participation agreement, be entitled to the benefits of Article VIII with respect to its participating interest. Bank shall give prompt notice to Borrowers of the grant of any such participation.

             (e) Subject to Section 9.10, Borrowers authorize Bank to disclose to any assignee under Section 9.5(c) or any Participant (either, a "Transferee") and any prospective Transferee any and all financial information in Bank's possession concerning Borrowers which has been delivered to Bank by Borrowers or any of their Responsible Officers pursuant to this Agreement or which has been delivered to Bank by Borrowers or any of their Responsible Officers in connection with Bank's credit evaluation prior to entering into this Agreement.

             (f) With Borrower's prior written consent, Bank may use
Borrowers' names in advertising and promotional materials and in conjunction therewith disclose the general terms of this Agreement.

       9.6 Counterparts; Effectiveness; Integration. This Agreement may be signed in any number of counterparts, each of which shall be an original, with the same effect as if the signatures thereto and hereto were upon the same instrument. This Agreement shall be effective when executed by each of the parties hereto. This Agreement constitutes the entire agreement and understanding among the parties hereto and supersedes any and all prior agreements and understandings, oral or written, relating to the subject matter hereof.

       9.7 Severability. The provisions of this Agreement are severable. The invalidity, in whole or in part, of any provision of this Agreement shall not affect the validity or enforceability of any other of its provisions. If one or more provisions hereof shall be declared invalid or unenforceable, the remaining provisions shall remain in full force and effect and shall be construed in the broadest possible manner to effectuate the purposes hereof.

       9.8 GOVERNING LAW. THIS AGREEMENT SHALL BE DEEMED TO HAVE BEEN MADE IN THE STATE OF CALIFORNIA AND THE VALIDITY, CONSTRUCTION, INTERPRETATION, AND ENFORCEMENT HEREOF, AND THE RIGHTS OF THE PARTIES HERETO, SHALL BE DETERMINED UNDER, GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

       9.9 Dispute Resolution. This Agreement is subject to that certain Alternative Dispute Resolution Agreement, dated as of even date herewith, between Borrowers and Bank.

       9.10 Confidentiality. In connection with the negotiation and administration of this Agreement and the other Credit Documents, Borrowers and Guarantor have furnished and will, from time to time, furnish to Bank written information (such information, other than any such information which (i) was publicly available, or otherwise known to Bank, at the time of disclosure, (ii) subsequently becomes publicly available other than through any act or omission by Bank or (iii) otherwise subsequently becomes known to Bank other than through a Person whom Bank knows to be acting in violation of his or its obligations to Borrowers or Guarantor, being hereinafter referred to as "Confidential Information"). Bank will treat confidentially any Confidential Information in accordance with such procedures as Bank applies generally to information of that nature. It is understood, however, that the foregoing will not restrict Bank's ability to freely exchange such Confidential Information with (i) directors, employees, auditors, accountants or counsel of Bank or any Affiliate of Bank and
(ii)  actual  or  prospective  Transferees,  but  in  the  case  of  prospective
Transferees, Bank's ability to so exchange Confidential Information shall be conditioned upon any such prospective Transferees' agreement to be bound by this
Section 9.10. It is further understood that the foregoing will not prohibit the disclosure of any or all Confidential Information if and to the extent that such disclosure may be required (i) by a regulatory agency or otherwise in connection with an examination of Bank's records by appropriate authorities,
(ii) pursuant to court order, subpoena or other legal process or in connection with any pending or threatened litigation, (iii) pursuant to any order, regulation or ruling applicable to Bank or at the express direction of any other authorized governmental agency, (iv) as may be required or appropriate in any report, statement or testimony submitted to any municipal, state or Federal regulatory body having or claiming to have jurisdiction over Bank or to the Federal Reserve Board or the FDIC or similar organizations (whether in the United States or elsewhere) or their successors, (v) otherwise as required by law, (vi) in order to protect its interests or its rights or remedies hereunder or under the other Credit Documents, or (vii) except as expressly contemplated by this Agreement or the Credit Documents. In the event of any required disclosure under clauses (ii), (iii), (iv), (v) or (vii) above, Bank agrees to use reasonable efforts to inform Borrowers as promptly as practicable prior to the disclosure of any such Confidential Information.

                                     ARTICLE

                JOINT AND SEVERAL LIABILITY; SINGLE LOAN ACCOUNT

       10.1 Joint and Several Liability. Each Borrower agrees that it is jointly and severally, directly and primarily liable to Bank for payment, performance and satisfaction in full of the Obligations and that such liability is independent of the duties, obligations, and liabilities of the other Borrower. Bank may bring a separate action or actions on each, any, or all of the Obligations against either Borrower, whether action is brought against the other Borrower or whether the other Borrower is joined in such action. In the event that either Borrower fails to make any payment of any Obligations on or before the due date thereof, the other Borrower immediately shall cause such payment to be made or each of such Obligations to be performed, kept, observed, or fulfilled.

       10.2 Primary Obligation; Waiver of Marshalling. This Agreement and the Credit Documents to which Borrowers are a party are a primary and original obligation of each Borrower, are not the creation of a surety relationship, and are an absolute, unconditional, and continuing promise of payment and performance which shall remain in full force and effect without respect to future changes in conditions, including any change of law or any invalidity or irregularity with respect to this Agreement or the Credit Documents to which Borrowers are a party. Each Borrower agrees that its liability under this Agreement and the Credit Documents which Borrowers are a party shall be immediate and shall not be contingent upon the exercise or enforcement by Bank of whatever remedies it may have against the other Borrowers, or the enforcement of any lien or realization upon any security Bank may at any time possess. Each Borrower consents and agrees that Bank shall be under no obligation to marshal any assets of any Borrower against or in payment of any or all of the Obligations.

       10.3 Financial Condition of Borrowers. Each Borrower acknowledges that it is presently informed as to the financial condition of the other Borrower and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations. Each Borrower hereby covenants that it will continue to keep informed as to the financial condition of the other Borrower, the status of the other Borrowers and of all circumstances which bear upon the risk of nonpayment. Absent a written request from any Borrower to Bank for information, such Borrower hereby waives any and all rights it may have to require Bank to disclose to such Borrower any information which Bank may now or hereafter acquire concerning the condition or circumstances of the other Borrower.

       10.4 Continuing Liability. The liability of each Borrower under this Agreement and the Credit Documents to which Borrowers are a party includes Obligations arising under successive transactions continuing, compromising, extending, increasing, modifying, releasing, or renewing the Obligations, changing the interest rate, payment terms, or other terms and conditions thereof, or creating new or additional Obligations after prior Obligations have been satisfied in whole or in part. To the maximum extent permitted by law, each Borrower hereby waives any right to revoke its liability under this Agreement and Credit Documents as to future indebtedness, and in connection therewith, each Borrower hereby waives any rights it may have under Section 2815 of the California Civil Code.

       10.5 Additional Waivers.

           (a) Each Borrower absolutely, unconditionally, knowingly, and expressly waives:

               (i) (1) notice of acceptance hereof; (2) notice of any Loans or other financial accommodations made or extended under this Agreement and the Credit Documents to which Borrowers are a party or the creation or existence of any Obligations; (3) notice of the amount of the Obligations, subject, however, to each Borrower's right to make inquiry of Bank to ascertain the amount of the Obligations at any reasonable time; (4) notice of any adverse change in the financial condition of the other Borrower or of any other fact that might increase such Borrower's risk hereunder; (5) notice of presentment for payment, demand, protest, and notice thereof as to any instruments among this Agreement and the Credit Documents to which Borrowers are a party; (6) notice of any Unmatured Event of Default or Event of Default; and (7) all other notices (except if such notice is specifically required to be given to Borrowers hereunder or under the Credit Documents to which Borrowers are a party) and demands to which such Borrower might otherwise be entitled.

               (ii) its right, under Sections 2845 or 2850 of the California Civil Code, or otherwise, to require Bank to institute suit against, or to exhaust any rights and remedies which Bank has or may have against, the other Borrower or any third party, or against any collateral for the Obligations provided by the other

               Borrower, or any third party. Each Borrower further waives any defense arising by reason of any disability or other defense (other than the defense that the Obligations shall have been fully and finally performed and indefeasibly paid) of the other Borrower or by reason of the cessation from any cause whatsoever of the liability of the other Borrower in respect thereof.

               (iii) (1) any rights to assert against Bank any defense (legal or equitable), set-off, counterclaim, or claim which such Borrower may now or at any time hereafter have against the other Borrower or any other party liable to Bank; (2) any defense, set-off, counterclaim, or claim, of any kind or nature, arising directly or indirectly from the present or future lack of perfection, sufficiency, validity, or enforceability of the
               Obligations or any security therefor; (3) any defense such Borrower has to performance hereunder, and any right such Borrower has to be exonerated, provided by Sections 2819, 2822, or 2825 of the California Civil Code, or otherwise, arising by reason of: the impairment or suspension of Bank's rights or remedies against the other Borrower; the alteration by Bank of the Obligations; any discharge of the other Borrower's obligations to Bank by operation of law as a result of Bank's intervention or omission; or the acceptance by Bank of anything in partial satisfaction of the Obligations; and (4) the benefit of any statute of limitations affecting such Borrower's liability hereunder or the enforcement thereof, and any act which shall defer or delay the operation of any statute of limitations applicable to the Obligations shall similarly operate to defer or delay the operation of such statute of limitations applicable to such Borrower's liability hereunder.

           (b) Each Borrower absolutely, unconditionally, knowingly, and expressly waives any defense arising by reason of or deriving from (i) any claim or defense based upon an election of remedies by Bank including any defense based upon an election of remedies by Bank under the provisions of Sections 580a, 580b, 580d, and 726 of the California Code of Civil Procedure or any similar law of California or any other jurisdiction; or (ii) any election by Bank under Section 1111(b) of the Bankruptcy Code to limit the amount of, or any collateral securing, its claim against the Borrowers. Pursuant to California Civil Code Section 2856(b):

                  Each Borrower waives all rights and defenses arising out of an election of remedies by the creditor, even though that election of remedies, such as a nonjudicial foreclosure with respect to security for a guaranteed obligation, has destroyed such Borrower's rights of subrogation and reimbursement against the other Borrowers by the operation of Section 580(d) of the California Code of Civil Procedure or otherwise.

                  Each Borrower waives all rights and defenses that such
               Borrower may have because the Obligations are secured by real property. This means, among other things:

               1) Bank may collect from such Borrower without first foreclosing on any real or personal property collateral pledged by the other Borrower.

               2) If Bank forecloses on any real property collateral pledged by the other Borrower:

                             a) The amount of the Obligations may be reduced only by the price for which that collateral is sold at the foreclosure sale, even if the collateral is worth more than the sale price.

                             b) Bank may collect from such Borrower even if
                             Bank,   by   foreclosing   on  the  real   property
                             collateral, has destroyed any right such Borrower may have to collect from the other Borrower.

                   This is an unconditional and irrevocable waiver of any rights and defenses each Borrower may have because the Obligations are secured by real property. These rights and defenses include, but are not limited to, any rights or defenses based upon Section 580a, 580b, 580d, or 726 of the California Code of Civil Procedure.

If any of the Obligations at any time are secured by a mortgage or deed of trust upon real property, Bank may elect, in its sole discretion, upon a default with respect to the Obligations, to foreclose such mortgage or deed of trust judicially or nonjudicially in any manner permitted by law, before or after enforcing this Agreement and the Credit Documents, without diminishing or affecting the liability of either Borrower hereunder except to the extent the Obligations are repaid with the proceeds of such foreclosure. Each Borrower understands that (a) by virtue of the operation of California's antideficiency law applicable to nonjudicial foreclosures, an election by Bank nonjudicially to foreclose such a mortgage or deed of trust probably would have the effect of impairing or destroying rights of subrogation, reimbursement, contribution, or indemnity of such Borrower against the other Borrower or other guarantors or sureties, and (b) absent the waiver given by such Borrower, such an election would prevent Bank from enforcing this Agreement and the Credit Documents to which Borrowers are a party against such Borrower. Understanding the foregoing, and understanding that such Borrower is hereby relinquishing a defense to the enforceability of this Agreement and the Credit Documents to which Borrowers are a party, such Borrower hereby waives any right to assert against Bank any defense to the enforcement of this Agreement and the Credit Documents to which Borrowers are a party, whether denominated "estoppel" or otherwise, based on or arising from an election by Bank nonjudicially to foreclose any such mortgage or deed of trust. Each Borrower understands that the effect of the foregoing waiver may be that each Borrower may have liability hereunder for amounts with respect to which such Borrower may be left without rights of subrogation, reimbursement, contribution, or indemnity against the other Borrower or other guarantors or sureties. Each Borrower also agrees that the "fair market value" provisions of

Section  580a  of  the  California   Code  of  Civil  Procedure  shall  have  no
applicability with respect to the determination of such Borrower's liability under this Agreement and the Credit Documents to which Borrowers are a party.

           (c) Each Borrower hereby absolutely, unconditionally, knowingly, and expressly waives: (i) any right of subrogation such Borrower has or may have as against the other Borrower with respect to the Obligations; (ii) any right to proceed against the other Borrower or any other Person, now or hereafter, for contribution, indemnity, reimbursement, or any other suretyship rights and claims, whether direct or indirect, liquidated or contingent, whether arising under express or implied contract or by operation of law, which such Borrower may now have or hereafter have as against the other Borrower with respect to the Obligations; and (iii) any right to proceed or seek recourse against or with respect to any property or asset of the other Borrower.

           (d) WITHOUT LIMITING THE GENERALITY OF ANY OTHER WAIVER OR OTHER PROVISION SET FORTH IN THIS AGREEMENT, EACH BORROWER HEREBY ABSOLUTELY, KNOWINGLY, UNCONDITIONALLY, AND EXPRESSLY WAIVES AND AGREES NOT TO ASSERT ANY AND ALL BENEFITS OR DEFENSES ARISING DIRECTLY OR INDIRECTLY UNDER ANY ONE OR MORE OF CALIFORNIA CIVIL CODE SECTIONS 2799, 2808, 2809, 2810, 2815, 2819, 2820,
2821, 2822,  2825,  2839,  2845, 2848, 2849, AND 2850,  CALIFORNIA CODE OF CIVIL
PROCEDURE SECTIONS 580a, 580b, 580c, 580d, AND 726, AND CHAPTER 2 OF TITLE 14 OF DIVISION 3 OF THE CALIFORNIA CIVIL CODE.

       10.6 Settlements or Releases. Each Borrower consents and agrees that, without notice to or by such Borrower, and without affecting or impairing the liability of such Borrower hereunder, Bank may, by action or inaction:

           (a) compromise, settle, extend the duration or the time for the payment of, or discharge the performance of, or may refuse to or otherwise not enforce this Agreement and the Credit Documents, or any part thereof, with respect to the other Borrower or any Guarantor;

           (b) release the other Borrower or any Guarantor or grant other indulgences to the other Borrower or any Guarantor in respect thereof;

           (c) amend or modify in any manner and at any time (or from time to time) this Agreement or any of the Credit Documents; or

           (d) release or substitute any Guarantor, if any, of the Obligations, or enforce, exchange, release, or waive any security for the Obligations or any other guaranty of the Obligations, or any portion thereof.

       10.7 No Election. Bank shall have the right to seek recourse against each Borrower to the fullest extent provided for herein, and no election by Bank to proceed in one form of action or proceeding, or against any party, or on any obligation, shall constitute a waiver of Bank's right to proceed in any other form of action or proceeding or against other parties unless Bank has expressly waived such right in writing. Specifically, but without limiting the generality of the foregoing, no action or proceeding by Bank under this Agreement and the Credit Documents shall serve to diminish the liability of any Borrower under this Agreement and the Credit Documents to which Borrowers are a party except to the extent that Bank finally and unconditionally shall have realized indefeasible payment by such action or proceeding.

       10.8 Indefeasible Payment. The Obligations shall not be considered indefeasibly paid unless and until all payments to Bank are no longer subject to any right on the part of any Person, including either Borrower, either Borrower as a debtor in possession, or any trustee (whether appointed pursuant to the Bankruptcy Code, or otherwise) of either Borrower's Assets to invalidate or set aside such payments or to seek to recoup the amount of such payments or any portion thereof, or to declare same to be fraudulent or preferential. Upon such full and final performance and indefeasible payment of the Obligations, Bank shall have no obligation whatsoever to transfer or assign its interest in this Agreement and the Credit Documents to either Borrower. In the event that, for any reason, any portion of such payments to Bank is set aside or restored, whether voluntarily or involuntarily, after the making thereof, then the obligation intended to be satisfied thereby shall be revived and continued in full force and effect as if said payment or payments had not been made, and each Borrower shall be liable for the full amount Bank is required to repay plus any and all costs and expenses (including attorneys' fees and attorneys' fees incurred in proceedings brought under the Bankruptcy Code) paid by Bank in connection therewith.

       10.9 Single Loan Account. At the request of Borrowers to facilitate and expedite the administration and accounting processes and procedures of the Term Loan and their Borrowings, Bank has agreed, in lieu of maintaining separate loan accounts on Bank's books in the name of each of the Borrowers, that Bank may maintain a single loan account under the name of all of both Borrowers (the "Loan Account"). All Loans shall be made jointly and severally to Borrowers and shall be charged to the Loan Account, together with all interest and other charges as permitted under and pursuant to this Agreement. The Loan Account shall be credited with all repayments of Obligations received by Bank, on behalf of Borrowers, from either Borrower pursuant to the terms of this Agreement.

       10.10 Apportionment of Proceeds of Loans. Each Borrower expressly agrees and acknowledges that Bank shall have no responsibility to inquire into the correctness of the apportionment or allocation of or any disposition by any of Borrowers of (a) the Loans or any Borrowings, or (b) any of the expenses and other items charged to the Loan Account pursuant to this Agreement. The Loans and all such Borrowings and such expenses and other items shall be made for the collective, joint, and several account of Borrowers and shall be charged to the Loan Account.

       10.11 Bank Held Harmless. Each Borrower agrees and acknowledges that the administration of this Agreement on a combined basis, as set forth herein, is being done as an accommodation to Borrowers and at their request, and that Bank shall incur no liability to either of Borrowers as a result thereof. To induce Bank to do so, and in consideration thereof, each of Borrowers hereby agrees to indemnify and hold Bank harmless from and against any and all liability, expense, loss, damage, claim of damage, or injury, made against Bank by either of Borrowers or by any other person or entity, arising from or incurred by reason of such administration of the Agreement.

       10.12 Borrowers' Integrated Operations. Each Borrower represents and warrants to Bank that the collective administration of the Loans is being undertaken by Bank pursuant to this Agreement because Borrowers are integrated in their operation and administration and require financing on a basis permitting the availability of credit from time to time to each of Borrowers. Each Borrower will derive benefit, directly and indirectly, from such collective administration and credit availability because the successful operation of each Borrower is enhanced by the continued successful performance of the integrated group.

                [Remainder of this page intentionally left blank]

Notwithstanding Section 9.8, the following disclosure is made to Country Coach pursuant to Section 41.580(3) of Oregon Revised Statutes:

               "Under Oregon law, most agreements, promises and commitments made by us after October 3, 1989, concerning loans and other credit extensions which are not for personal, family or household proposes or secured solely by the borrower's residence must be in writing, express consideration and be signed by us to be enforceable."

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

BORROWERS:               COUNTRY COACH, INC.


                         By

                         Title:

                         Address for notices:

                         Country Coach, Inc.
                         135 East First Street
                         Junction City, Oregon 97448
                         Attn:  President
                         Facsimile:  (541) 998-6687


                         NATIONAL R.V., INC.


                         By

                         Title:

                         Address for notices:

                         National R.V., Inc.
                         3411 N. Perris Boulevard
                         Perris, CA 92571
                         Attn: Mr. Kenneth W. Ashley
                         Facsimile:  (909) 657-8598

BANK:                    UNION BANK OF CALIFORNIA, N.A.


                         By

                         Title:

                         Address for notices and Lending Office:

                         Union Bank of California
                         Commercial Portfolio Administration
                         Attn: Catherine Abe, Vice President
                               Allison W. Berry, Assistant Vice President
                         445 South Figueroa Street
                         16th Floor
                         Los Angeles, California 90071
                         Facsimile: (213) 236-7635

Exhibit 99

                           Forward Looking Statements

The reports of National R.V. Holdings, Inc., a Delaware corporation (the "Registrant"), under the Securities Exchange Act of 1934 contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the following considerations: (i) the cyclical nature of the recreational vehicle industry, seasonality and potential fluctuations in the Registrant's operating results; (ii) the registrant's dependence on chassis suppliers; (iii) the integration by the Registrant of acquired businesses and the management of growth; (iv) potential liabilities under repurchase agreements; (v) competition; (vi) government regulation; (vii) product liability; (viii) dependence on key personnel; (ix) dependence on certain dealers and concentration of dealers in certain regions; (x) expansion of manufacturing facilities; (xi) control by affiliates; and (xii) antitakeover provisions.