Form 10-Q
period 1997-09-30
NATIONAL RV HOLDINGS INC
filed 1997-11-12
CIK 910655

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

For the quarterly period ended September 30, 1997

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at November 11, 1997
-----                                         --------------------------------
Common stock, par value                                   6,254,133
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                          PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           September 30, 1997 and December 31, 1996                         3

           Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 1997 and 1996          4

           Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996                    5

           Consolidated Statement of Changes in Stockholders' Equity        6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 9

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 10

           Signature                                                        11

                         NATIONAL R.V. HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)
                                                 September 30,    December 31,
                                                   1997               1996
                    ASSETS
Current Assets:
  Cash                                                   $ -              $ 819
  Trade receivables, less allowance for
      doubtful accounts of $177,000                   14,238              5,522
  Inventories                                         40,520             34,015
  Deferred income taxes                                2,488              1,384
  Prepaid expenses                                       953              1,232
                                               --------------    ---------------
      Total current assets                            58,199             42,972
Goodwill                                               7,881              8,191
Restricted funds                                           -              1,210
Property, plant and equipment, net                    19,320             15,542
Other                                                  3,069                135
                                               --------------    ---------------
                                                    $ 88,469           $ 68,050
                                               ==============    ===============
     LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Cash overdraft                                     $ 1,237                $ -
  Line of credit                                       2,104              1,400
  Current portion of long-term debt                      545                545
  Accounts payable                                    11,712              7,736
  Accrued expenses                                     8,677              3,738
                                               --------------    ---------------
      Total current liabilities                       24,275             13,419
Deferred income taxes                                  1,827              1,827
Long-term debt                                         7,067              7,272
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
      authorized, 4,000 issued and outstanding             -                  -
  Common stock - $.01 par value; 10,000,000 shares
      authorized                                          63                 62
Additional paid-in capital                            34,681             34,344
Accumulated earnings                                  20,776             11,126
Less: cost of treasury shares                           (220)                 -
                                               --------------    ---------------
  Total stockholders' equity                          55,300             45,532
                                               --------------    ---------------
                                                    $ 88,469           $ 68,050
                                               ==============    ===============

               See Notes to Consolidated Financial Statements

                        NATIONAL R.V. HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (In thousands except per share data)
                              (Unaudited)
                                   Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                               1997           1996          1997          1996
Net sales                 $ 76,780        $ 27,139    $ 204,567        $ 94,958
Cost of goods sold          65,749          23,422      176,826          82,183
                          --------         -------    ---------        --------
      Gross profit          11,031           3,717       27,741          12,775
Selling expenses             2,499             719        6,726           2,367
General and administrative
   expenses                  1,511             588        4,294           1,773
Amortization of intangibles    103               -          310               -
                          --------         -------    ---------        --------
      Operating income       6,918           2,410       16,411           8,635
Other expense (income):
  Interest expense             104              42          254             237
  Interest income              (37)            (48)        (107)           (184)
  Other                         13              37           74             114
                          --------         -------    ---------        --------
Income before income taxes   6,838           2,379       16,190           8,468
  Provision for income
    taxes                    2,696             968        6,540           3,434
                          --------         -------    ---------        --------
Net income                $  4,142        $  1,411    $   9,650        $  5,034
Earnings per common share
  and common equivalent shares:
  Primary                 $   0.59        $   0.27    $    1.42        $   1.00
  Fully diluted           $   0.58        $   0.27    $    1.40        $   0.99
Weighted average number of shares:
  Primary                    6,966           5,247        6,805           5,045
  Fully diluted              7,169           5,296        6,896           5,066

               See Notes to Consolidated Financial Statements

                         NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)
                                (Unaudited)
                                                          Nine Months
                                                      Ended September 30,
                                                   1997              1996
 Cash flows from operating activities:
   Net income                                        $ 9,650            $ 5,034
   Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation expense                           928                358
          Amortization of intangibles                    310                  -
          Increase in trade receivables               (8,716)            (1,106)
          Increase in inventories                     (6,505)               (29)
          (Decrease) increase in prepaid expenses        279               (176)
          Increase (decrease) in accounts payable      3,976               (104)
          Increase in accrued expenses                 4,939                873
          Increase in deferred income taxes           (1,104)              (309)
                                               --------------   ----------------
            Net cash provided by operating activities  3,757              4,541
 Cash flows from investing activities:
   Increase in other assets                           (2,934)                 -
   Purchases of property, plant and equipment         (4,706)            (3,461)
                                               --------------   ----------------
            Net cash used by investing activities     (7,640)            (3,461)
 Cash flows from financing activities:
   Increase in cash overdraft                          1,237                  -
   Increase (decrease) under line of credit              704             (1,900)
   Decrease in restricted funds                        1,210              3,098
   Principal payments on long-term debt                 (205)              (109)
   Proceeds from issuance of common stock                338              1,381
   Purchase of treasury stock                           (220)              (953)
                                               --------------   ----------------
            Net cash provided  by financing activities 3,064              1,517
                                               --------------   ----------------
 Net (decrease) increase in cash                        (819)             2,597
 Cash beginning of period                                819                 73
                                               --------------   ----------------
 Cash end of period                                  $     -            $ 2,670

               See Notes to Consolidated Financial Statements

                   NATIONAL R.V. HOLDINGS, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands except shares)
                         (Unaudited)

                               Preferred    Common Stock      Paid-in   Accumulated  Treasury Stock
                                 Stock     Shares    Amount   Capital    Earnings   Shares    Amount    Total
                               ---------   --------- -------   --------  ---------- -------   ------    -------
Balance, December 31, 1996      $   -      6,193,579    $ 62   $ 34,344   $ 11,126              $   -   $45,532
 Common Stock issued upon
   exercise of warrants                       37,500       1        230                                     231
 Common Stock issued under
   option plan                                21,554       -        107                                     107
 Purchase of treasury stock                                                          (12,400)    (220)     (220)
 Net income                                                                  9,650                        9,650
                               ---------   --------- -------   --------  ---------- -------    ------   -------
Balance, September 30, 1997     $   -      6,252,633    $ 63   $ 34,681   $ 20,776   (12,400)   $(220)  $55,300

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

NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                       September 30,       December 31,
                                           1997                1996
                                    ------------------  ------------------
Finished goods                         $ 10,579,000         $ 8,116,000
Work-in-process                          13,636,000          11,000,000
Raw materials                             9,605,000           7,987,000
Chassis                                   6,700,000           6,912,000
                                    ==================  ==================
                                       $ 40,520,000        $ 34,015,000
                                    ==================  ==================

NOTE 3 - Other

     In September 1997, the Company acquired, for $2.75 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights (the "Aircraft"). The general partner of the Partnership is Dune Jet Services, Inc. ("DJ Services") , a Delaware corporation, the sole stockholder of which is the Company's Chairman, Mr. Gary N. Siegler. DJ Services contributed $1.55 million for its general partnership interest and an additional $3.25 million for a separate limited partnership interest. The Aircraft has been partially financed by a $4.25 million loan from a third party financing source, the repayment of which loan was personally guaranteed by Mr. Siegler. Pursuant to the Partnership's limited partnership agreement and proposed operating agreement, the Company, as a limited partner, will have the right to use the Aircraft for business purposes for its pro rata share of 800 hours per year, at a rate modestly above the variable cost of operating the Aircraft. Hours not used by the partners will be available for charter flights at market rates. Profits and losses of the Partnership are generally allocated in accordance with the partners' respective capital contributions, except that depreciation is allocated to the general partner, and distributions to the partners will be made in the same ratios as such allocations. Pursuant to the partnership agreement, DJ Services is entitled to reimbursement for expenses and indemnification from the Partnership for acting in its capacity as general partner.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At September 30, 1997, the Company had working capital of $33.9 million compared to $29.6 million at December 31, 1996. Net cash provided by operating activities was $3.8 million for the nine months ended September 30, 1997, compared to $4.5 million for the same period in 1996. An increase in net income, accounts payable and accrued expenses was offset by an increase in accounts receivable, inventories and deferred income taxes.

   Cash used by investing activities was $7.6 million compared to $3.5 million for the comparable period last year. The increase was primarily due to the construction of a new 154,000 square foot building and the acquisition of the limited partnership interest in Dune Jet Services, L.P.

   Cash provided by financing activities was $3.1 million compared to $1.5 million for the comparable period last year. The change was primarily due to an increase in cash overdraft and line of credit, and a decrease in restricted funds used for the construction of the new building.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations

   Net sales for the third quarter of 1997 increased by $49.6 million or 182.9% from the comparable period last year. For the first nine months of 1997, the Company reported sales of $204.6 million, 115.4% higher than sales of $95.0 million for the first nine months of last year. This increase resulted from the sale of 352 motorhomes at the Company's Country Coach subsidiary with no comparable sales for last year. The Company's National RV subsidiary shipped 325 more Class A motorhomes than last year and the average sales price increased 16.1% to $67,290 reflecting strong demand for higher-priced motorhomes with slide-out rooms.


   Cost of goods sold of $65.7 million for the third quarter of 1997 resulted in a gross margin of 14.4% compared to a gross margin of 13.7% for the same period last year. Cost of goods sold of $176.8 million for the first nine months of 1997 resulted in a gross margin of 13.6% compared to a gross margin of 13.5% for the same period last year. The gross margin increase was due primarily to manufacturing efficiencies at the Company's National RV subsidiary which operated at a 38.4% higher rate of production than last year. Additionally, the Company's Country Coach subsidiary realized a higher gross profit margin on their sales which were not included in last year results.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   Selling expense for the third quarter of 1997 increased to $2.5 million or 3.3% of net sales, compared to $0.7 million or 2.6% of net sales for the same period last year. Selling expense for the first nine months of 1997 increased to $6.7 million or 3.3% of net sales, compared to $2.4 million or 2.5% of net sales for the same period last year. The increase was due primarily to higher selling expenses at Country Coach which are typical in the Highline market.

   General and administrative expense for the third quarter of 1997 increased to $1.5 million or 2.0% of net sales, compared to $0.6 million or 2.2% of net sales for the same period last year. General and administrative expense for the first nine months of 1997 increased to $4.3 million or 2.1% of net sales, compared to $1.8 million or 1.9% of net sales for the same period last year. The increase was due primarily to the general and administrative expenses of Country Coach.

   Amortization of intangibles increased $0.1 million for the third quarter of 1997 and $0.3 million for the first nine months of 1997 due to the Country Coach acquisition.

   As a result of the foregoing, operating income for the third quarter of 1997 increased 187.1% to $6.9 million or 9.0% of net sales, compared to $2.4 million or 8.9% of net sales for the same period last year. Operating income for the first nine months of 1997 increased 90.1% to $16.4 million or 8.0% of net sales, compared to $8.6 million or 9.1% of net sales for the same period last year.

   Net interest expense and other financing related costs for the first nine months of 1997 increased $54,000.

   As a result of the foregoing, income before income taxes for the third quarter of 1997 increased to $6.8 million or 8.9% of net sales, compared to $2.4 million or 8.8% of net sales for the same period last year. Income before income taxes for the first nine months of 1997 increased to $16.2 million or 7.9% of net sales, compared to $8.5 million or 8.9% of net sales for the same period last year.

   Provision for income taxes for the third quarter of fiscal 1997 was $2.7 million compared to $1.0 million for the same period last year. Provision for income taxes for the first nine months of 1997 was $6.5 million compared to $3.4 million for the same period last year. The effective tax rate for the first nine months of 1997 was 40.4% compared to 40.6% for the same period last year. The decrease was due mainly to apportioning sales to states with lower tax rates.

   As a result of the foregoing, net income for the third quarter of 1997 increased to $4.1 million or 5.4% of net sales, compared to $1.4 million or 5.2% of net sales for the same period last year. Net income for the first nine months of 1997 increased to $9.7 million or 4.7% of net sales, compared to $5.0 million or 5.3% of net sales for the same period last year.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

 99     Forward Looking Statements

B.  Reports on Form 8-K

      None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL R.V. HOLDINGS, INC.
                                            (Registrant)

         Date: November 11, 1997     By /s/ KENNETH W. ASHLEY

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