Form 10-K
period 1997-12-31
NATIONAL RV HOLDINGS INC
filed 1998-03-31
CIK 910655

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) OR [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the year ended December 31, 1997
                         Commission file number 0-22268
                          NATIONAL R.V. HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
      Delaware                                           No. 33-0371079
  (State or other jurisdiction of            (I.R.S.Employer Identification No.)
  incorporation or organization)
  3411 N. Perris Blvd., Perris, California                         92571
  (Address of principal executive offices)                      (Zip Code)
         Registrant's telephone number, including area code:  (909) 943-6007
           Securities registered pursuant to Section 12(b) of the Act:  NONE
             Securities  registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share                           NASDAQ
        (Title of class)             (Name of each Exchange on which registered)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X               No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 18, 1998 was approximately $129,985,192.

The number of shares outstanding of the Registrant's common stock, as of March 18, 1998, was 6,490,639.

Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business of the Registrant

General

          National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. Through its National R.V., Inc ("NRV") subsidiary, the Company designs, manufactures and markets Class A motorhomes and fifth-wheel travel trailers under brand names including Dolphin, Sea Breeze, Tropi-Cal, Tradewinds, and Sea View. Through its Country Coach, Inc. ("CCI") subsidiary, the Company designs, manufactures and markets high-end (Highline) Class A motorhomes and bus conversions under brand names including Concept, Affinity, Magna, Intrigue and Allure. The Company, which began manufacturing recreational vehicles ("RVs") in 1964, is the fifth largest domestic manufacturer of Class A motorhomes and sells its motorhomes through a network of 183 dealer locations in 39 states, Canada and Europe.

          The Company was incorporated in Delaware in 1988. NRV was incorporated in California in 1970 and its predecessor was organized in 1964. In May 1989, affiliates of Siegler, Collery & Co., a New York-based investment firm ("Siegler Collery"), through the Company, acquired all of the common stock of NRV. CCI was incorporated in Oregon in 1973. In November 1996, the Company acquired all the common stock of CCI. As used herein, the term "Company" refers to National R.V. Holdings, Inc., NRV and CCI unless the context otherwise requires.

          The Company's headquarters are located at 3411 N. Perris Blvd., Perris, California 92571, and its telephone number is (909) 943-6007.

Recreational Vehicle Industry Overview

     Products

         Based upon standards established by the Recreational Vehicle Industry Association (the "RVIA"), RVs are commonly classified into three main categories: (i) motorhomes, composed of Class A, B and C types; (ii) towables, composed of fifth-wheel travel trailers, conventional travel trailers, truck campers and folding camping trailers, and (iii) van conversions.

         Motorhomes. Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver's area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can belived in without being attached to utilities.

Motorhomes are generally categorized into A, B and C classes. Class A motorhomes are constructed on a medium-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes generally range from $40,000 to $150,000. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $160,000 to $1,000,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.

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

         Van Conversions. Van conversions are automotive vans converted by van upfitters to include such features as entertainment centers, comfortable seating, window treatments and lighting.


     Trends and Demographics

         According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 1997 increased 2.8% to 254,500 from 247,500 in 1996. The aggregate wholesale value of these 1997 shipments was $5.5 billion, with Class A motorhomes comprising $2.6 billion or 47.7% of the total and fifth-wheel travel trailers comprising $1.0 billion or 17.8% of the total. Unit shipments of Class A motorhomes in 1997 increased 3.0% to 37,600 from 36,500 in 1996. The average wholesale price of Class A motorhomes increased in 1997 to $69,925 from $63,172 in 1996. Unit shipments of fifth-wheel travel trailers increased in 1997 8.9% to 52,800 from 48,500 in 1996. The average wholesale price of fifth-wheel travel trailers increased in 1997 2.3% to $18,558 from $18,138 in 1996.

         While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has undergone a consolidation. Between 1992 and 1997, the number of Class A motorhome manufacturers declined from 45 to 24.

In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 82.5% to 93.0%.

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

         As motorhomes have increased in popularity due, in part, to the entry of the Baby Boomer generation into the target market, the purchasers of these products have grown more sophisticated in their tastes. The Company believes that as a result, customers have demanded more value for their money, and brand recognition and loyalty have become increasingly important. These trends have favored companies that can deliver quality, value and reliability on a sustained basis.


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

         Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers ten distinct lines of RVs, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $40,000 to $1,000,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

         Expanded Manufacturing Capacity and Vertically Integrated Manufacturing Processes. The Company has expanded its manufacturing facilities in order to increase its production flexibility and substantially increase overall production volume to meet demand and anticipated growth. The Company designs and manufactures a significant number of the components used in the assembly of its products, rather than purchasing them from third parties. The Company believes that its vertically integrated manufacturing processes allow it to achieve cost savings and better quality control. In addition, the Company's in-house research and development staff and on-site component manufacturing departments enable the Company to ensure a timely supply of necessary products and to respond rapidly to market changes.

         Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 1997, the Company was the fourth largest manufacturer of Highline motorhomes, with approximately 12.1% of this market, up from 9.3% in 1996. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products and expanding its production capacity in order to target the market's growing population and satisfy the desire of many current RV owners to purchase more upscale vehicles.

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


Business

     Products

         The Company's product strategy is to offer the highest value RVs across a wide range of retail prices to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. The Company's National RV subsidiary currently manufactures Class A motorhomes under its Dolphin, Sea Breeze, Tropi-Cal, Tradewinds and Sea View brand names and a line of fifth-wheel travel trailers under the Sea Breeze brand name. The Company's Country Coach subsidiary currently manufactures Highline motorhomes under the Concept, Affinity, Magna, Intrigue and Allure brand names and bus conversions under the Country Coach Prevost Conversion brand name.

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

         Country Coach Prevost Conversion. The Country Coach Prevost Conversion is a completely customized home on wheels, built on a diesel-powered bus chassis and produced in 40 and 45 foot lengths. The Country Coach Prevost Conversion is available in customized floorplans including a model featuring an expansive slide-out room that adds 35 square feet of living area. Suggested retail prices range from approximately $650,000 to $1,000,000. The Country Coach Prevost Conversion was introduced in 1979.

         Concept. The Concept is a wide-body bus-style motorhome, offering virtually all the features and amenities of a bus conversion, including customization and a diesel-powered chassis. Among its many features, the Concept has a Pentium computer-driven digital dash featuring a Global Positioning System
(GPS). The Concept is available in three floorplans and is produced in 40 and 45 foot lengths. The Concept, as with all the Company's Highline motorhomes, provides substantial under coach ("basement') storage in insulated, carpeted storage bays. Suggested retail prices range from approximately $523,000 to $552,000. The Concept was introduced in 1988.

         Affinity. The Affinity is a wide-body bus-style motorhome, built on a diesel powered chassis. The Affinity is a luxury model specially engineered for a longer wheel base, shorter front and rear overhang and a lower center of gravity. The Affinity is available in 48 floorplan combinations and is produced in 38 and 40 foot lengths. Suggested retail prices range from approximately $345,000 to $403,000. The Affinity was introduced in 1991.

         Magna. The Magna is a wide-body, bus-style motorhome, built on a diesel powered chassis. The Magna is available with a slide-out room feature that expands the interior of the motorhome and adds approximately 32 square feet of additional living space. The Magna is available in 36 floorplan combinations and is produced in 36, 38 and 40 foot lengths. Suggested retail prices range from approximately $270,000 to $290,000. The Magna was introduced in 1991.

         Intrigue. The Intrigue is a wide-body bus-style motorhome built on the DynoMax diesel-powered chassis built by CCI. The Intrigue is available in 20 floorplan combinations and is produced in 32, 36 and 40 foot lengths. One model features an expansive slide-out room that adds 32 square feet of living area. Suggested retail prices range from approximately $185,000 to $211,000. The Intrigue was introduced in 1994.

         Allure. The Allure is a wide-body bus-style motorhome built on the DynoMax diesel-powered chassis built by CCI. The Allure is available in 15 floorplan combinations and is produced in 32, 36, and 40 foot lengths. One model features an expansive slide-out room that adds 32 square feet of living area. The Allure is positioned as the Company's entry-level Highline motorhome. Suggested retail prices range from approximately $158,000 to $180,000. The Allure was introduced in 1995.

         Tradewinds. The Tradewinds is available in two floorplans on a diesel powered chassis. These models are full-basement wide-body, bus-style motorhomes. Both models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. Both models are produced in 36 foot lengths and are available with a choice of oak or walnut interiors. Suggested retail prices range from $139,000 to $142,000.

         Dolphin. The Dolphin is available in four floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. Three models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The Dolphin models are produced in 33 to 36 foot lengths and have suggested retail prices that range from $78,000 to $92,000.

         Tropi-Cal. The Tropi-Cal is a wide-body bus-style motorhome outfitted similar to the Dolphin with certain distinct features, exterior styling and floorplans. The Tropi-Cal is available in four floorplans on a gas-powered chassis and produced in 33 to 36 foot lengths. Three models have an automatic slide-out feature that expands the interior of the motorhome and adds approximately 36 square feet of additional living space.
Suggested retail prices range from approximately $84,000 to $94,000.

         Sea Breeze. The Sea Breeze is a moderately-priced, bus-style motorhome, built on a gas-powered chassis. The Sea Breeze has lower exterior height, offering partial basement storage. A premium model is produced under the "Limited" name and has as standard features Corian countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze is produced in 29, 31 and 33 foot lengths. Suggested retail prices range from approximately $64,000 to $72,000. The Sea Breeze was introduced in May 1992.

         Sea View. The Sea View is available in three floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All three models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The Sea View models are produced in 31 to 33 foot lengths and have suggested retail prices that range from $77,000 to $78,000.

         Sea Breeze Fifth-Wheel Travel Trailer. The Sea Breeze fifth-wheel travel trailer comes in six floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 30 to 37 foot lengths. Suggested retail prices range from $42,000 to $51,000.


     Planned Product Introductions

         During 1998, NRV will develop a 40 foot Highline galley slide motorhome built on a Country Coach Dynomax chassis with a retail price of $200,000. A 38 foot Tropi-Cal will be developed with a galley slide-out and bedroom slide-out and a retail price of $105,000. A 32 foot triple slide fifth-wheel travel trailer will be developed with a retail price of $46,000.

         During 1998, CCI will begin building all of its motorhomes on its Dynomax chassis. Galley slide-outs, with a tested and proven exclusive Country Coach design, will be available on all models.

Distribution and Marketing

         The Company markets NRV products through a network of 165 dealer locations in 39 states, Canada and Europe. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 18 dealer locations. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required and the tendency of Highline customers to make destination-type purchases. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has demonstrated high standards for service.

         The Company generally promotes its products through visits to dealers, attendance at industry shows, direct mail promotions, corporate newsletters, press releases, trade and consumer magazine advertising and RV owner rallies. From time to time, the Company also offers dealer or consumer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors Dolphin and Country Coach International clubs for owners of the Company's products. The clubs publish newsletters and magazines on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company's sales representatives and, in response, the Company implements changes in the design, decor and features of its products.

          Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and if the "floor plan" lender has repossessed the unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 1997, the Company's contingent liability under these agreements was approximately $74.5 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.

          Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the deferral of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

 Manufacturing Facilities and Production

         NRV owns and operates a 354,000 square foot manufacturing facility located on approximately 30 acres in Perris, California. NRV owns another 13 acres of land to be used for future expansion. CCI leases and operates manufacturing facilities totaling 386,000 square feet located on approximately 40 acres in Junction City, Oregon.

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


Product Development

         The Company utilizes a combined research and development staff of 60 employees who concentrate on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps and storage doors, are produced and tested. Upon completion and acceptance of the prototypes, the new products or components are integrated into the production process. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Research and development expenses were $2,711000 and $1,077,000 for the years ended December 31, 1997 and 1996, respectively, $423,000 for the seven months ended December 31, 1995, and $780,000 for the fiscal year ended May 31, 1995.


Arrangements with Chassis Suppliers

          NRV purchases chassis which are manufactured by Ford Motor Company and the Chevrolet Motor Division of General Motors Corporation pursuant to agreements with finance companies affiliated with such suppliers. NRV has a finance agreement with Freightliner Custom Chassis Corporation for the purchase of diesel pusher chassis. The chassis supplied by Freightliner Custom Chassis Corporation is the only rear engine diesel-powered chassis used by NRV in its motorhomes, although other manufacturers of rear engine diesel-powered chassis exist. CCI purchases chassis from Gillig and, also manufactures its own chassis, the DynoMax, which is used as the base upon which the Allure and Intrigue motorhomes are built. The Company takes advantage of cash discounts, for payment upon delivery, that are generally provided for in the agreements. Such financing agreements generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time experiences short-term shortages of chassis. During 1998, NRV expects to experience a shortage of diesel powered chassis, used on its Tradewinds line, due to a shortage of transmissions. NRV will be allocated 12 chassis per week through the end of the second quarter. The shortage is expected to be resolved by the end of the year and is not expected to have a material adverse impact on the Company's results of operations.

Backlog

          The Company's backlog of motorhome orders was $98.4 million as of February 28, 1998 and $59.9 million as of February 28, 1997. All backlog orders are subject to cancellation. To the extent not canceled, the Company expects that its backlog as of February 28, 1998 will be filled within 60 days of such date.

Competition

          The motorhome market is intensely competitive, with a number of other manufacturers selling products which compete with those of the Company. According to Statistical Surveys, Inc., the two leading manufacturers accounted for approximately 45.0% and 44.3% of total retail units sold in the Class A motorhome market during 1997 and 1996, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product sales has increased from 1.9% in 1992 to 3.4% in 1993, 4.0% in 1994, 4.2% in 1995, 6.1% in 1996, and 7.8% in 1997.

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

Product Warranty

          The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship, excluding the chassis and certain specified components which are separately warranted by the Company's suppliers. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty period covers the lesser of one year or 18,000 miles. The Company's warranty reserve was $4.0 million at December 31, 1997, which the Company believes sufficient to cover warranty claims.

Trademarks

          NRV's Dolphin, Tropi-Cal, Sea Breeze, Tradewinds, Sea View, Dura Frame, and CCI's Affinity, Magna, Intrigue, Allure, and Great Room trademarks are registered with the United States Patent and Trademark Office and are material to the Company's business. The Company does not rely upon any material patents or licenses in the conduct of its business.

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

Employees

          As of February 28, 1998, the Company employed a total of 1,740 people, of which 1,597 were involved in manufacturing, 35 in administration, 60 in research and development and 48 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2.  Properties

         NRV owns and operates a 354,000 square foot manufacturing facility located on approximately 30 acres in Perris, California. NRV owns 13 acres of land that will be used for future expansion. CCI leases and operates manufacturing facilities totaling 386,000 square feet located on approximately 40 acres in Junction City, Oregon. The Company believes that present facilities are well maintained and in good condition. The plants are currently operating at approximately 60% capacity.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock, par value $.01 per share (the "Common Stock"), has been quoted on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol NRVH since September 30, 1993. Prior to that time, there was no public market for the Common Stock. In April 1996, the Company declared a 3-for-2 stock split paid on May 16, 1996. The following table sets forth, for the calendar quarters indicated, the high and low sale prices for the Common Stock as furnished by the Nasdaq National Market after giving retroactive effect to such 3-for-2 stock dividend.

    1997                             High              Low
First Quarter                      $ 15              $ 12 1/2
Second Quarter                       16 1/8            11 1/2
Third Quarter                        21 7/8            15 1/8
Fourth Quarter                       34 1/8            19
    1996                             High              Low
First Quarter                      $ 10 9/16         $   6 11/16
Second Quarter                       14 13/16          10 5/16
Third Quarter                        15                  8 5/8
Fourth Quarter                       17 1/8            13 1/4

         On March 18, 1998, the last reported sales price for the Common Stock quoted on the Nasdaq National Market was $29.00 per share. As of March 18, 1998, there were 79 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

         The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The ability of the Company to declare and pay dividends is restricted by the Revolving Credit Agreement, dated as of July 28, 1997, between the Company and Union Bank of California, N.A., which prohibits the payment of dividends in cash or property unless the Company satisfies certain financial tests set forth therein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

Item 6.  Selected Financial Data
           SELECTED CONSOLIDATED FINANCIAL INFORMATION
           (In thousands, except per share and unit amounts)

                                                                                            Seven Months
                                                                      Years Ended              Ended
                                                                      December 31,         December 31, Fiscal Years Ended May 31,
                                                                   1997    1996     1995      1995      1995      1994      1993
Operations Data:                                                                (Unaudited)
Net sales                                                       $ 285,95$ 137,101$ 89,397  $ 53,062  $ 81,379  $ 71,749  $ 45,772
Cost of sales                                                     245,763 118,643  78,089    46,864    70,459    62,115    40,514
                                                                  ------- -------  ------    ------    ------    ------    ------
  Gross profit                                                     40,188  18,458  11,308     6,198    10,920     9,634     5,258
Selling expenses                                                    9,518   4,209   2,643     1,586     2,399     2,019     1,543
General and administrative expenses                                 5,649   2,899   2,455     1,233     2,243     1,706     1,504
Amortization of intangibles (1)                                       413      80       -         -         -       278       278
                                                                  ------- -------  ------    ------    ------    ------    ------
Operating income (loss)                                            24,608  11,270   6,210     3,379     6,278     5,631     1,933
Interest expense, net                                                 222     111       3       (15)       (8)      281       545
Other financing related costs                                         113     149     178       136       132       233       267
Gain on early extinguishment of debt                                    -       -       -         -         -      (226)        -
(Gain) loss on sale of land and equipment                               -       -       -         -       (23)       (1)        1
                                                                  ------- -------  ------    ------    ------    ------    ------
Income (loss) before income taxes and extraordinary item           24,273  11,010   6,029     3,258     6,177     5,344     1,120
Provision (benefit) for income taxes                                9,767   4,405   2,387     1,324     2,443     2,212       207
                                                                  ------- -------  ------    ------    ------    ------    ------
Net income (loss) before extraordinary items                       14,506   6,605   3,642     1,934     3,734     3,132       913
Loss on investment in marketable equity securities                      -       -    (958)        -      (958)        -         -
Gain on early extinguishment of debt                                    -       -     342       342         -         -         -
                                                                  ------- -------  ------    ------    ------    ------    ------
Net income (loss)                                                $ 14,506$  6,605$  3,026   $ 2,276   $ 2,776   $ 3,132     $ 913

Basic earnings per common share:
  Income before extraordinary items                                $ 2.32  $ 1.38  $ 0.77    $ 0.42    $ 0.77    $ 0.78    $ 0.41
  Extraordinary items                                                   -       -   (0.13)     0.07     (0.20)        -         -
                                                                  ------- -------  ------    ------    ------    ------    ------
    Net income                                                     $ 2.32  $ 1.38  $ 0.64    $ 0.49    $ 0.57    $ 0.78    $ 0.41
Diluted earnings per common share:
  Income before extraordinary items                                $ 2.09  $ 1.26  $ 0.75    $ 0.40    $ 0.74    $ 0.77    $ 0.36
  Extraordinary items                                                   -       -   (0.13)     0.07     (0.19)        -         -
                                                                  ------- -------  ------    ------    ------    ------    ------
    Net income                                                     $ 2.09  $ 1.26  $ 0.62    $ 0.47    $ 0.55    $ 0.77    $ 0.36
Weighted average number of common shares outstanding:
  Basic                                                             6,243   4,793   4,713     4,610     4,860     4,004     2,252
  Diluted                                                           6,926   5,258   4,845     4,812     5,029     4,052     2,502
Other Data:
Class A units sold                                                  3,039   2,042   1,504       905     1,476     1,413       851
Class C units sold (2)                                                  -       -       -         -         -       143       335
Fifth-Wheel Travel Trailers sold                                      258     210     299       132       217         -         -
Balance Sheet Data:
Total assets (3)                                                 $ 87,204$ 68,050$ 34,308  $ 34,308  $ 41,592  $ 45,972  $ 37,416
Working capital                                                    39,271  29,553  15,080    15,080    15,482    17,695     8,368
Long-term debt (4)                                                  6,703   7,272   7,034     7,034    16,282    16,629    24,367
Stockholders' equity                                               60,958  45,532  18,625    18,625    18,389    19,585     2,338

(1) Reflects the amortization of the costs relating to the acquisition of NRV by the Company, on May 26, 1989 (the "Acquisition") and goodwill related to the acquisition of CCI on November 6, 1996, over five and twenty years, respectively, from May 26, 1989. The Acquisition was accounted for as a purchase transaction.
(2)      The Company ceased manufacturing Class C motorhomes in January 1994
(3) Includes a $13.8 million restricted cash account funded by the Company at the time of the Acquisition, which was reduced to $13.5 million at the time of a restructuring effected in 1991, to secure $13.5 million of notes (the "Secured Sellers' Notes") issued by the Company to the sellers of NRV. The restricted cash was used to pay the notes in full on September 1, 1995.
(4)      Includes the Secured Sellers' Notes.

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

         In December 1996, the Company completed a private placement of 900,000 shares of Common Stock resulting in $10.9 million of net proceeds to the Company.

         In 1995, the Company changed its fiscal year end from May 31 to December 31.

Results of Operations

         The following table sets forth for the periods indicated the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
Consolidated Statement of Income:

                                                                       Percentage of Net Sales
                                                                                         Seven Months  Fiscal Year
                                                                    Years Ended             Ended        Ended
                                                                    December 31,          December 31,   May 31,
                                                                  1997    1996   1995       1995          1995
                                                                              (Unaudited)
Net sales                                                         100.0   100.0   100.0     100.0         100.0
Cost of sales                                                      86.0    86.5    87.4      88.3          86.6
                                                                  -----   -----   -----     -----         -----
Gross profit                                                       14.0    13.5    12.6      11.7          13.4
Selling                                                             3.3     3.1     3.0       3.0           2.9
General and administrative                                          2.0     2.1     2.7       2.3           2.8
Amortization of intangibles                                         0.1     0.1       -         -             -
                                                                  -----   -----   -----     -----         -----
Operating income                                                    8.6     8.2     6.9       6.4           7.7
Interest expense, net                                               0.1     0.1       -         -             -
Other financing related costs                                       0.0     0.1     0.2       0.3           0.1
Gain on early extinguishment of debt                                  -       -       -         -             -
                                                                  -----   -----   -----     -----         -----
Income before income taxes and extraordinary item                   8.5     8.0     6.7       6.1           7.6
Provision for income taxes                                          3.4     3.2     2.7       2.5           3.0
                                                                  -----   -----   -----     -----         -----
Income before extraordinary item                                    5.1     4.8     4.0       3.6           4.6
Extraordinary loss on sale of marketable equity securities            -       -    (1.1)        -          (1.2)
Extraordinary gain on early extinguishment of debt                    -       -     0.4       0.7          -
                                                                  -----   -----   -----     -----         -----
Net income                                                          5.1     4.8     3.3       4.3           3.4


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales in 1997 increased by $148.9 million, or 108.6%, from 1996. This increase resulted primarily from a 431 unit sales increase at CCI, acquired in November 1996, from 69 units in 1996 to 500 units in 1997. NRV's sales of Class A motorhomes increased 565 units in 1997 to 2,539 units compared to 1,974 units in 1996, and the average sales price increased 17.7% reflecting strong demand for higher-priced motorhomes with slide-out rooms. Sales of fifth-wheel travel trailers increased 48 units in 1997 to 258 units compared to 210 units in 1996.

         Cost of goods sold in 1997 increased by $127.1 million or 107.1% from 1996 resulting primarily from increased net sales. Gross profit margin was 14.0% in 1997 compared to 13.5% in 1996. The increase resulted primarily from manufacturing efficiencies realized from operating at a higher production level.

         Selling expenses in 1997 increased by $5.3 million or 126.1% from 1996 primarily due to including a full year of expense at CCI compared to only two months in 1996. Increases at NRV were due to commissions resulting from the increase in net sales and increased promotional costs. As a percentage of net sales, selling expenses increased to 3.3% in 1997 from 3.1% in 1996. CCI incurs higher selling costs which is typical in the highline motorhome market.

         General and administrative expenses in 1997 increased by $2.8 million or 94.9% due to including a full year of expense at CCI compared to only two months in 1996. As a percentage of net sales, general and administrative expenses decreased to 2.0% in 1997 from 2.1% in 1996.

         Amortization of intangibles increased $0.3 million in 1997 to $0.4 million from $0.1 million in 1996, with a full year of amortization expense from the CCI acquisition compared to only two months in 1996.

         As a result of the foregoing, operating income in 1997 increased by $13.3 million, or 118.4%, to $24.6 million. As a percentage of net sales, operating income increased to 8.6% in 1997 from 8.2% in 1996.

         Other expenses, which includes net interest expense and other financing related costs, increased by $75,000, or 28.8%, to $335,000 in 1997 from $260,000 in 1996.

         As a result of the foregoing, income before income taxes in 1997 increased $13.3 million, or 120.5% from 1996 to $24.3 million. As a percentage of net sales, income before income taxes increased to 8.5% from 8.0% in 1996.

         Provision for income taxes in 1997 and 1996 was $9.8 million and $4.4 million, respectively, representing a $5.4 million increase. The effective tax rate in 1997 was 40.2% compared to 40.0% in 1996.

         As a result of the foregoing, net income increased $7.9 million, or 119.6%, to $14.5 million from $6.6 million in 1996. As a percentage of net sales, net income increased to 5.1% from 4.8% in 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995(Unaudited)

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

Liquidity and Capital Resources

         During 1997, the Company financed its operations primarily through its existing cash, income from operations and its credit facility. At December 31, 1997, the Company had working capital of $39.3 million compared to $29.6 million at December 31, 1996. This increase of $9.7 million was primarily due to a $2.7 million increase in cash, $5.9 million increase in accounts receivable, and a

$3.5 million increase in inventory, partially offset by a $1.3 million increase in accounts payable and $3.9 million increase in accrued expenses. The increase in accrued expenses was due primarily to a $2.2 million increase in warranty reserve resulting from increased unit sales, a revision in the computation of the estimate for NRV, and additional reserve for the chassis produced at CCI. Net cash provided by operating activities was $11.0 million for the year ended December 31, 1997.

         During the year ended December 31, 1997, net cash used in investing activities was $8.5 million and includes $5.6 million of capital expenditures, related primarily to the new building construction at NRV and building refurbishing at CCI, and $2.7 million of expenditures related to the acquisition of a limited partnership interest in Dune Jet Services, L.P., a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights. The general partner of the Partnership is Dune Jet Services, Inc., a Delaware corporation, the sole stockholder of which is the Company's Chairman, Mr. Gary N. Siegler.

         During the twelve months ended December 31, 1997, net cash provided by financing activities was $0.2 million.

         As of December 31, 1997, the Company had short-term debt of $0.6 million and long-term debt of $6.7 million. Short-term debt consisted of current maturities of the Company's long-term debt. At December 31, 1997, long-term debt consisted primarily of the Company's two industrial development revenue bond issues. The first issue ($2.0 million original principal amount) was for the 1985 construction of the NRV facility. The second issue ($5.0 million original principal amount) was used for the construction of a new 154,000 square foot facility at NRV completed in 1997. In February 1998, the Company determined that it had exceeded a capital expenditure limitation contained in the loan agreement and certain related agreements governing the Company's 1995 industrial revenue bond issue (the "Bond Agreements"), of which approximately $4,700,000 was outstanding at December 31, 1997. As a result, the Bond Agreements require that the Company prepay such debt in full at an amount equal to 100% of the principal amount of such debt plus accrued interest. The Company has delivered the prepayment notice required by the Bond Agreements and is scheduled to prepay such debt in April 1998.

         During 1997, the Company and its subsidiaries entered into two separate revolving credit facilities aggregating $40 million with Union Bank of California (the "Bank"). The Company's $20 million credit facility will be available to finance potential acquisitions. The Company's two subsidiaries, NRV and CCI, jointly entered into a separate $20 million credit facility which will be available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the credit facilities will bear interest at the Bank's prime rate or at a LIBOR-based rate. Both credit facilities are secured by substantially all of the assets of the Company and its subsidiaries and contain, among other provisions, certain financial covenants, including net worth and debt covenants. At December 31, 1997, no amounts were outstanding under these revolving credit facilities.

         During the year ended December 31, 1997, the Company incurred capital expenditures of $5.6 million related mainly to the completion of the new facility at NRV and the refurbishing of a building at CCI, and equipment required for each of these buildings. The Company anticipates that it will incur capital expenditures of approximately $3.0 million in 1998.

         The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facilities, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                                    PART III

Item 10.  Directors and Officers of the Registrant.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Party Transactions.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.

         (a)      List of Documents filed as part of this Report

               1. Financial Statements:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1997 and 1996

                  Consolidated Statements  of  Operations  for  the  twelve
                                    months ended December 31, 1997 and 1996, seven months ended December 31, 1995, and the fiscal year ended May 31, 1995

                  Consolidated Statements  of Cash  Flows  for  the  twelve
                                    months ended December 31, 1997 and 1996, seven months ended December 31, 1995, and the fiscal year ended May 31, 1995

                  Consolidated Statements of  Stockholders'  Equity for the
                                    twelve months ended  December 31, 1997
                                    and 1996

                  Notes to Consolidated Financial Statements

                 2.  Financial Statement Schedules

                  Schedule VIII - Valuation and Qualifying Accounts

                  Schedule IX - Short-Term Borrowings

              3.    Exhibits

                  (b) Reports on Form 8-K:

                           None

Designation
of Exhibit                    Description of Exhibit

 3.1     The Company's Restated Certificate of Incorporation. (2)
 3.2     The Company's By-laws. (2)

 4.1     Specimen-Certificate of Common Stock. (1)
10.1     Loan Agreement, dated as of December 1, 1985, between NRV
         and The Industrial Development Authority of the County of
         Riverside (the "Authority"). (1)
10.2 Security Agreement, dated as of December 1, 1985, by and among NRV, the Authority and Union Bank. (1)
10.3 Pledge and Security Agreement, dated as of December 1, 1985, between NRV and Union Bank. (1)
10.4 Employment Agreement, dated as of October 29, 1991, between NRV and Wayne Mertes. (1)
10.5 Amendment to Employment Agreement, dated as of July 1, 1993, between NRV and Wayne Mertes. (1)
10.6     Agreement, dated October 4, 1988, between NRV and
         Ford Motor Company. (1)
10.7     Pool Company Wholesale Finance Plan Application for Wholesale
         Financing and Security Agreement, dated June 26, 1990, between
         NRV and Ford Motor Credit Company ("Ford Credit"). (1)
10.8     Continuing Guaranty of the Company for the benefit of Ford Credit. (1)
10.9 Inventory Loan and Security Agreement, dated October 14, 1988, between NRV and General Motors Acceptance Corporation ("GMAC"). (1)
10.10 Amendment to Inventory Loan and Security Agreement, effective as of November 19, 1991, between NRV and GMAC. (1)
10.11 Agreement, effective September 27, 1991, between NRV and Chevrolet Motor Division, General Motors Corporation. (1)
10.12    National R.V. Holdings, Inc. 1993 Stock Option Plan. (1)
10.13 Stock Purchase Agreement, dated as of October 11, 1991, by and among the Company, Wayne Mertes and Michael Butler. (1)
10.14    National R.V. Holdings, Inc. 1993 Option Plan. (2)
10.15 Second Amendment to Employment Agreement, dated May 23, 1993, between the Company and Wayne Mertes. (3)
10.16 First Amendment to Loan Agreement between Industrial Development Authority of the County of Riverside and NRV dated February 1, 1995.(4)
10.17 First Amendment to Letter of Credit and Reimbursement Agreement between NRV and Union Bank dated as of December 1, 1993. (4)
10.18 Ford Authorized Converter Pool Agreement dated June 12, 1990, between NRV and Ford Motor Company. (4)
10.19 First Amendment to Ford Authorized Converter Pool Agreement between NRV and Ford Motor Company effective July 1, 1990. (4)
10.20 Second Amendment to Ford Authorized Converter Pool Agreement between NRV and Ford Motor Company dated June 30, 1994. (4)
10.21 Motor Home Manufacturers Incentive Agreement dated June 30, 1994, between NRV and Chevrolet Motor Division, General Motors Corporation. (4)

10.22 Addendum to Agreement for Wholesale Financing between NRV and ITT Commercial Finance Corp. dated July 8, 1993. (4)
10.23 Loan Agreement, dated as of December 1, 1995, between NRV and California Economic Development Financing Authority. (5)
10.24 Reimbursement Agreement, dated as of December 1, 1995, between NRV and Union Bank. (5)
10.25 Remarketing agreement, dated as of December 1, 1995, between NRV and Rauscher Pierce Refsnes, Inc. (5)
10.26    Tax Regulator Agreement, dated as of December 1, 1995, between NRV, the California Economic Development Financing Authority, and First Trust of California. (5)
10.27 Pledge and Security Agreement, dated as of December 1, 1995, between NRV and Union Bank. (5)
10.28 Security Agreement, dated as of December 1, 1995, between NRV and Union Bank. (5)
10.29 Second Construction Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 1, 1995, between NRV and Chicago Title Insurance Company. (5)
10.30 Second Amendment to Ford Authorized Converter Pool Agreement, effective August 14, 1995 between the NRV and Ford Motor Company. (5)
10.31    1995 Stock Option Plan. (5)
10.32    Payment terms with Freightliner Custom Chassis Corporation. (5)
10.33 Third Amendment to Employment Agreement, dated October 31,1996, between the Company and Wayne M. Mertes. (7)
10.34    Rights Plan Agreement with Continental Stock Transfer & Trust
         Company. (6)
10.35 Employment Agreement dated November 6, 1996, between CCI and Robert B. Lee. (7)
10.36    1996 Stock Option Plan. (7)
10.37 Revolving Credit Agreement, dated as of July 28, 1997, between the Company and Union Bank of California, N.A. (8)
10.38 Revolving Credit Agreement, dated as of July 28, 1997, among National R.V., Inc. and Country Coach, Inc. and Union Bank of California,
         N.A.  (8)
10.39 Letter Agreement, dated January 23, 1998, between the Company and 712 Advisory Services, Inc.
10.40    1997 Stock Option Plan
10.41 Second Amended and Restated Agreement of Limited Partnership Agreement of Dune Jet Services, L.P. dated as of July 9, 1997 between Dune Jet Services, Inc. and the Company.
21.1     List of Subsidiaries.
99 Forward Looking Statements - Incorporated by reference from Form 10-Q for the Quarter ended September 30, 1996.
---------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3)      Previously filed as an exhibit to the Company's  Registration
         Statement on Form S-1 filed on June 7, 1994 (File No. 33-79900).
(4) Previously filed as an exhibit to the Company's Form 10-K for the year ended May 31, 1995 filed on August 28, 1995.
(5) Previously filed as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(6) Incorporated by reference from Form 8-A declared effective on August 26, 1996.
(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference from the Company's Form 10-Q for the nine months ended September 30, 1997.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL R.V. HOLDINGS, INC.

Dated: March 27, 1998                       By  /s/ Wayne M. Mertes
                                              ---------------------
                                                Wayne M. Mertes,
                                                President and
                                                Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity in Which Signed              Date

/s/ Gary N. Siegler         Chairman of the Board              March 27, 1998
-----------------------
    Gary N. Siegler

/s/ Wayne M. Mertes         Chief Executive Officer            March 27, 1998
-----------------------     and Director (Principal
    Wayne M. Mertes         Executive Officer)

/s/ Robert B. Lee           Director                           March 27, 1998
-----------------------
    Robert B. Lee

/s/ Kenneth W. Ashley       Chief Financial Officer (Principal March 27, 1998
-----------------------     Accounting and Financial Officer)
    Kenneth W. Ashley

/s/ Stephen M. Davis        Director and Secretary             March 27, 1998
-----------------------
    Stephen M. Davis

/s/ Neil H. Koffler         Director and Assistant Secretary   March 27, 1998
-----------------------
    Neil H. Koffler

/s/ Doy B. Henley           Director                           March 27, 1998
-----------------------
    Doy B. Henley

/s/ Greg McCaffery          Director                           March 27, 1998
-----------------------
    Greg McCaffery

                        REPORT OF INDEPENDENT ACCOUNTANTS



February 13, 1998

To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years ended December 31, 1997 and 1996, the seven months ended December 31, 1995 and the year ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/  Price Waterhouse LLP

Los Angeles, CA

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                              1997                   1996
                              ASSETS
Current assets:
     Cash and cash equivalents                                             $ 3,542,000          $    819,000
     Receivables, less allowance for doubtful accounts
       ($180,000 and $177,000, respectively)                                11,388,000             5,522,000
     Inventories                                                            37,543,000            34,015,000
     Deferred income taxes                                                   2,741,000             1,384,000
     Prepaid expenses                                                        1,375,000             1,232,000
                                                                          ------------          ------------
       Total current assets                                                 56,589,000            42,972,000
Goodwill - net                                                               7,778,000             8,191,000
Restricted funds                                                                     -             1,210,000
Property, plant and equipment, net                                          19,817,000            15,542,000
Other                                                                        3,020,000               135,000
                                                                          ------------          ------------
                                                                          $ 87,204,000          $ 68,050,000
                                                                          ============          ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                       $          -          $  1,400,000
     Current portion of long-term debt                                         554,000               545,000
     Accounts payable                                                        9,006,000             7,736,000
     Accrued expenses                                                        7,758,000             3,738,000
                                                                          ------------          ------------
       Total current liabilities                                            17,318,000            13,419,000
Deferred income taxes                                                        2,225,000             1,827,000
Long-term debt                                                               6,703,000             7,272,000
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares
       authorized 4,000 issued and outstanding                                       -                     -
     Common Stock, $.01 par value, 10,000,000 shares
       authorized                                                               63,000                62,000
     Additional paid-in capital                                             35,263,000            34,344,000
     Retained earnings                                                      25,632,000            11,126,000
                                                                          ------------          ------------
       Total stockholders' equity                                           60,958,000            45,532,000
                                                                          ------------          ------------
                                                                          $ 87,204,000          $ 68,050,000
                                                                          ============          ============


                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                                Seven Months           Year
                                                                      Year Ended                   Ended              Ended
                                                                     December 31,                December 31,         May 31,
                                                               1997               1996               1995              1995
Net sales                                                  $285,951,000       $137,101,000      $ 53,062,000       $81,379,000
Cost of goods sold                                          245,763,000        118,643,000        46,864,000        70,459,000
                                                           ------------       ------------      ------------       -----------
     Gross profit                                            40,188,000         18,458,000         6,198,000        10,920,000
                                                           ------------       ------------      ------------       -----------
Selling expenses                                              9,518,000          4,209,000         1,586,000         2,399,000
General and administrative expenses                           5,649,000          2,899,000         1,233,000         2,243,000
Amortization of intangibles                                     413,000             80,000                 -                 -
                                                           ------------       ------------      ------------       -----------
     Total operating expenses                                15,580,000          7,188,000         2,819,000         4,642,000
                                                           ------------       ------------      ------------       -----------
     Operating income                                        24,608,000         11,270,000         3,379,000         6,278,000

Other expenses (income):
     Investment income                                         (113,000)          (246,000)         (248,000)         (669,000)
     Interest expense                                           335,000            357,000           233,000           661,000
     Other financing related costs                              113,000            149,000           136,000           109,000
                                                           ------------       ------------      ------------       -----------
       Total other expenses                                     335,000            260,000           121,000           101,000
                                                           ------------       ------------      ------------       -----------
     Income before income taxes and
       extraordinary items                                   24,273,000         11,010,000         3,258,000         6,177,000
Provision for income taxes                                    9,767,000          4,405,000         1,324,000         2,443,000
                                                           ------------       ------------      ------------       -----------
     Income before extraordinary items                       14,506,000          6,605,000         1,934,000         3,734,000

Extraordinary loss on investment in
     marketable equity securities, no tax effect                      -                  -                 -          (958,000)

Extraordinary gain on early extinguishment
     of debt, net of income taxes of $234,000                         -                  -           342,000                 -
                                                           ------------       ------------      ------------       -----------
     Net income                                            $ 14,506,000        $ 6,605,000       $ 2,276,000       $ 2,776,000
                                                           ============       ============      ============       ===========
Earnings per common share - basic
     Income before extraordinary items                           $ 2.32             $ 1.38            $ 0.42            $ 0.77
     Extraordinary items                                              -                  -              0.07             (0.20)
                                                           ------------       ------------      ------------       -----------
       Net income                                                $ 2.32             $ 1.38            $ 0.49            $ 0.57

Earnings per common share - diluted
     Income before extraordinary items                           $ 2.09             $ 1.26            $ 0.40            $ 0.74
     Extraordinary items                                              -                  -              0.07             (0.19)
                                                           ------------       ------------      ------------       -----------
       Net income                                                $ 2.09             $ 1.26            $ 0.47            $ 0.55

Weighted average number of shares:
     Basic                                                    6,243,049          4,793,335         4,609,953         4,860,422
                                                           ============       ============      ============       ===========
     Diluted                                                  6,926,426          5,258,069         4,867,236         5,028,707
                                                           ============       ============      ============       ===========


                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                        Seven Months       Year
                                                                         Year Ended                        Ended           Ended
                                                                        December 31,                    December 31,       May 31,
                                                                  1997              1996                   1995              1995

Cash flows from operating activities:
     Net income                                                  $14,506,000       $ 6,605,000         $ 2,276,000       $2,776,000
        Adjustments to reconcile net income to
          net cash provided by operating activities,
          net of effect of acquisition:
        Depreciation                                               1,322,000           516,000             283,000          382,000
        Amortization of intangibles                                  413,000            80,000                   -                -
        Amortization of deferred financial income                          -                 -             (62,000)        (247,000)
        Loss on investment in marketable
          equity securities                                                -                 -                   -          958,000
        Gain on early extinguishment of debt                               -                 -            (576,000)               -
        (Increase) decrease in receivables                        (5,866,000)        2,567,000          (2,148,000)         (39,000)
        (Increase) decrease in inventories                        (3,528,000)       (6,249,000)            688,000       (2,909,000)
        (Increase) decrease in prepaid expenses                     (143,000)         (251,000)            128,000         (175,000)
        Increase (decrease) in accounts payable                    1,270,000        (1,421,000)            631,000       (3,669,000)
        Increase (decrease) in accrued expenses                    4,020,000            13,000            (116,000)        (116,000)
        (Decrease) increase in deferred income taxes                (959,000)         (350,000)            305,000          373,000
                                                                 -----------        ----------          ----------       ----------
          Net cash provided (used) by
             operating activities                                 11,035,000         1,510,000           1,409,000       (2,666,000)
Cash flows from investing activities:
     Proceeds from (investment in) marketable
        equity securities                                                  -                 -             134,000         (382,000)
     Payment for CCI acquisition costs                                     -          (437,000)                  -                -
     Increase in other assets                                     (2,885,000)
     Capital expenditures                                         (5,597,000)       (5,141,000)           (727,000)      (1,721,000)
                                                                 -----------        ----------          ----------       ----------
          Net cash used by investing activities                   (8,482,000)       (5,578,000)           (593,000)      (2,103,000)
Cash flows from financing activities:
     (Decrease) increase in line of credit                        (1,400,000)       (9,965,000)            900,000        1,000,000
     Net proceeds from restricted funds                            1,210,000         3,637,000           8,653,000 #              -
     Proceeds from revenue bonds                                           -                 -           5,000,000                -
     Repayments of obligations to previous owners                          -                 -         (13,500,000)               -
     Principal payments on long-term debt                           (560,000)         (160,000)            (64,000)         (77,000)
     Proceeds from issuance of common stock                        1,140,000        12,255,000             811,000           15,000
     Purchase of treasury stock                                     (220,000)         (953,000)         (2,851,000)      (4,144,000)
     Decrease in unsecured subordinated notes                              -                 -                   -          (11,000)
                                                                 -----------        ----------          ----------       ----------
          Net cash provided (used) by
            financing activities                                     170,000         4,814,000          (1,051,000)      (3,217,000)
                                                                 -----------        ----------          ----------       ----------
     Net increase (decrease) in cash                               2,723,000           746,000            (235,000)      (7,986,000)
     Cash, beginning of year                                         819,000            73,000             308,000        8,294,000
                                                                 -----------        ----------          ----------       ----------
     Cash, end of year                                           $ 3,542,000       $   819,000         $    73,000       $  308,000
                                                                 ===========        ==========          ==========       ==========

                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                             Preferred    Common Stock    Paid-In      Retained        Treasury Stock
                               Stock     Shares   Amount  Capital      Earnings     Shares       Amount            Total
Balance, December 31, 1995   $ -       5,555,163 $56,000  $21,043,000  $ 4,521,000  (1,083,330)  $(6,995,000)   $18,625,000
 Common stock issued
   under option plan                      20,377       -       83,000                                                83,000
 Common stock issued
   upon exercise of warrants             352,933   3,000    1,282,000                                             1,285,000
 Purchase of treasury stock                                                            (95,370)     (953,000)      (953,000)
 Acquisition of CCI                                         5,643,000                  543,806     3,357,000      9,000,000
 Private placement of stock              265,106   3,000    6,293,000                  634,894     4,591,000     10,887,000
 Net income                                                              6,605,000                                6,605,000
                             ----      --------- -------  -----------  -----------   ---------    ----------    -----------
Balance, December 31, 1996   $ -       6,193,579 $62,000  $34,344,000  $11,126,000        -       $    -        $45,532,000
 Common stock issued
   under option plan                      36,454       -      183,000                                               183,000
 Common stock issued
   upon exercise of warrants              81,350   1,000      736,000                   12,400       220,000        957,000
 Purchase of treasury stock                                                            (12,400)     (220,000)      (220,000)
 Net income                                                             14,506,000                               14,506,000
                             ----      --------- -------  -----------  -----------   ---------    ----------    -----------
Balance, December 31, 1997   $ -       6,311,383 $63,000  $35,263,000  $25,632,000           -     $    -       $60,958,000
                             ====      ========= =======  ===========  ===========   =========    ==========    ===========


                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

National R.V. Holdings, Inc. (the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Dolphin, Sea Breeze, Tropi-Cal ,and Tradewinds brand names and by CCI under brand names including Concept, Affinity, Magna, Intrigue, and Allure.

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

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to operations as incurred and are included in cost of goods sold. Research and development expenses were $2,711000 and $1,077,000 for the years ended December 31, 1997 and 1996, respectively, $423,000 for the seven months ended December 31, 1995, and $780,000 for the fiscal year ended May 31, 1995.

INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Under this method deferred tax assets and liabilities are computed using statutory rates for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

INCOME PER SHARE

As of December 31, 1997 the Company adopted and applied retroactively, the new accounting standard for computing income per share. Under the new requirements, historically reported "primary" and "fully diluted" earnings per share have been replaced with "basic" and "diluted" earnings per share.

Basic earnings per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share is based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to Common Stock.

The following is a reconciliation of the shares use to determine basic and diluted EPS:
                                                  Seven Months    Year
                                Year Ended           Ended       Ended
                               December 31,       December 31,  May 31,
                              1997       1996         1995        1995
Shares used for basic      6,243,049   4,793,335   4,609,953    4,860,422
Dilutive effect of:
  Stock options              665,239     429,548     206,823      102,556
  Warrants                    18,138      35,186      50,460       21,252
  Convertible notes                                                44,477
                           ---------   ---------   ---------    ---------
Shares used for diluted    6,926,426   5,258,069   4,867,236    5,028,707
                           =========   =========   =========    =========


2. Acquisition

On November 6, 1996, the Company acquired all shares of Capital Stock of CCI through the issuance of 543,806 shares of Common Stock valued at $9.0 million. Net assets acquired included the assumption of $10.1 million of debt. The acquisition of CCI was accounted for as a purchase and the results of operations of CCI have been included since the acquisition date. The purchase price resulted in recording goodwill of $8,191,000.

3.  Inventories

Inventories consisted of the following:

                               December 31,
                        1997                 1996
Finished goods      $ 10,751,000          $ 8,116,000
Work-in-process       12,769,000           11,000,000
Raw materials         11,747,000            7,987,000
Chassis                2,276,000            6,912,000
                    ------------         ------------
                    $ 37,543,000         $ 34,015,000
                    ============         ============

4.  Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                      December 31,
                                               1997                 1996
Land                                       $ 3,310,000          $ 2,387,000
Construction in progress                             -            4,955,000
Buildings                                   11,825,000            5,853,000
Machinery and equipment                      7,501,000            4,852,000
Office equipment                             3,082,000            2,074,000
                                          ------------         ------------
                                            25,718,000           20,121,000
Less accumulated depreciation               (5,901,000)          (4,579,000)
                                          ------------         ------------
  Property, plant and equipment, net      $ 19,817,000         $ 15,542,000
                                          ============         ============


5.  Accrued Expenses

Accrued expenses consists of the following:

                                                        December 31,
                                                 1997                 1996
Workers' compensation self-insurance reserve $  402,000          $  347,000
Motorhome warranty reserve                    4,036,000           1,840,000
Payroll and other accrued expenses            3,320,000           1,551,000
                                             ----------          ----------
                                             $7,758,000          $3,738,000
                                             ==========          ==========

6.  Debt and Credit Agreements

Debt consists of the following:

                                                       December 31,
                                                 1997                 1996
Revolving credit agreements
 8.50%, expires 1999                        $        -           $1,400,000
Industrial revenue bonds
 5.10%, due 1998-2003                        1,888,000            2,034,000
 4.05%, due 1998-2020                        4,700,000            5,000,000
Other borrowings                               669,000              783,000
                                            -----------          ----------
                                             7,257,000            9,217,000
Less payments due within one year              554,000            1,945,000
                                            -----------          ----------
                                            $6,703,000           $7,272,000
                                            ===========          ==========

On July 28, 1997, the Company and its subsidiaries entered into two separate, revolving credit facilities aggregating $40 million with Union Bank of California. The Company's $20 million credit facility will be available to finance potential acquisitions. The Company's two subsidiaries, NRV and CCI, jointly have a separate $20 million credit facility which will be available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the credit facilities will bear interest at the Bank's prime rate or at a LIBOR-based rate. Both credit facilities are secured by substantially all of the assets of the Company and its subsidiaries and contain, among other provisions, certain financial covenants, including net worth and debt ratios.

NRV's buildings and property are pledged as collateral for the industrial revenue bonds

Debt maturities over the next five years are $554,000 in 1998, $562,000 in 1999, $571,000 in 2000, $581,000 in 2001 and $592,000 in 2002.

7.  Income Taxes

The components of the provision for income taxes were as follows:

                                             December 31,              May 31,
                                    1997        1996        1995        1995
Currently Payable:
  Federal                        $8,765,000  $3,686,000  $  886,000  $1,829,000
  State                           1,954,000   1,048,000     372,000     519,000
                                 ----------   ---------   ---------   ---------
                                 10,719,000   4,734,000   1,258,000   2,348,000
Deferred:
  Federal                          (796,000)   (305,000)     63,000      63,000
  State                            (156,000)    (24,000)      3,000      32,000
                                 ----------   ---------   ---------   ---------
                                   (952,000)   (329,000)     66,000      95,000
                                 ----------   ---------   ---------   ---------
Total provision for income taxes $9,767,000  $4,405,000  $1,324,000  $2,443,000
                                 ==========  ==========   =========   =========

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which give rise to deferred income tax assets and liabilities at December 31, 1997 and 1996 were as follows:

                                           December 31,
                                      1997                1996
Accrued expenses                  $2,357,000          $1,138,000
State income taxes                   384,000             246,000
                                  ----------          ----------
  Deferred income tax assets      $2,741,000          $1,384,000
                                  ==========          ==========
Fixed assets                      $1,697,000          $1,275,000
Other                                528,000             552,000
                                  ----------          ----------
  Deferred income tax liabilities $2,225,000          $1,827,000
                                  ==========          ==========

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                         December 31,    May 31,
                                     1997   1996   1995   1995
Statutory rate                      34.0%  34.0%  34.0%  34.0%
State taxes, net of federal benefit  4.8    6.1    6.2    5.9
Amortiztion of intangibles not
 deductible for income tax purposes  1.7    0.6
Other                               (0.3)   0.7)   0.5   (0.4)
                                    ----   ----   ----   ----
                                    40.2%  40.0%  40.7%  39.5%

Cash paid for income taxes was  $9,439,000  and  $4,971,000  for the years ended
December 31, 1997 and 1996, respectively, and $1,285,000 for the seven months ended December 31, 1995, and $2,031,000 for the fiscal year ended May 31, 1995.

8.  Recourse on Dealer Financing

As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $74,500,000 at December 31, 1997, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the coaches which the Company would be required to repurchase. Losses under these agreements have not been significant in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

9.  Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, based in part on the advice of outside counsel, these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company has commitments under certain non-cancelable operating leases as follows:

     1998                      $ 1,577,000
     1999                        1,622,000
     2000                        1,463,000
     2001                           86,000
     2002                            8,000
                               -----------
                               $ 4,756,000
                               ===========

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

At December 31, 1997, there were 62,501 warrants outstanding to financial advisors and consultants at prices ranging from $9.33 to $16.09. Expiration dates range from August 31, 1999 to December 1, 2001.

11.  Stock Options

The Company has five fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors vested immediately upon grant and generally expire ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant.

No compensation cost has been recognized for the stock option plans in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements during 1996 and 1997, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      Year Ended December 31,
                                                      1997              1996
Net income                  As reported           $ 14,506,000      $ 6,605,000
                            Pro forma             $ 11,040,000      $ 4,672,000

Basic earnings per share    As reported                 $ 2.32           $ 1.38
                            Pro forma                   $ 1.77           $ 0.97

Diluted earnings per share  As reported                 $ 2.09           $ 1.26
                            Pro forma                   $ 1.59           $ 0.89

Shares
Basic                                                6,243,049        4,793,335
Weighted                                             6,927,713        5,258,069


The fair value of each option granted is estimated on the date of grant using the Cox Rubinstein binomial option-pricing model with the following weighted-average assumptions used for grants: 1997 and 1996 dividend yield of 0.0%; expected volatility of 50.8% in 1997 and 51.1% in 1996; risk-free interest rate ranging from 6.38% to 6.49% in 1997 and 5.875% to 6.5% in 1996; and expected lives ranging from 5 to 10 years.

Information regarding these option plans and option agreements for 1997 and 1996 is as follows:

                                                          Weighted
                                                          Average
                                                   1997   Exercise        1996
                                                 Shares   Price          Shares
Outstanding, beginning of year                 1,232,228  $  8.757      805,625
Exercised                                        (36,454)    4.682      (20,397)
Granted                                          600,000    15.125      447,000
Outstanding, end of year                       1,795,774  $ 10.967    1,232,228
Option price range at end of year         $4.00 to 15.63         $4.00 to 15.63
Option price range for exercised shares    $4.00 to 6.92          $4.00 to 5.00
Options available for grant at end of  year       79,349                 79,349
Weighted-average fair value of options
  granted during year                            $ 9.266                $ 6.359


The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                                     Average   Weighted
Grant                         Options     Options   Exercise  Remaining
Date             Authorized Outstanding Exercisable  Price   Life (Years)
9/20/93            300,000    211,649    211,649     4.000       5.4
12/3/93            232,500    147,300    147,300     6.920       5.3
12/30/94           129,375    124,075    124,075     5.000       6.1
9/28/95            150,000    136,000     90,000     5.625       6.5
10/2/1996-11/06/96 450,000    422,000    140,667    14.760       5.9
6/4/97             600,000    600,000          -    15.125       7.7
All others         157,750    157,750    132,083     8.398       5.1

12.    Related Party Transactions


The Company has a financial advisory agreement dated January 23, 1998 (the "Advisory Agreement") with 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Chairman of the Company, Mr. Gary N. Siegler. Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. Pursuant to the Advisory Agreement, the Affiliate has agreed to provide advice and consultation concerning financial and related matters, including, among other things, with respect to private financings, public offerings, acquisitions, commercial banking relations and other business ventures. The Advisory Agreement has an initial term ending December 31, 1998 and is automatically renewable for additional periods of one year unless either party elects to terminate prior to the conclusion of any year. The Advisory Agreement provides that the Affiliate shall be paid fees at the rate of $230,625 per annum. In the event of certain "changes of control" events relating to the Company, the Affiliate is entitled to immediate payment of the remaining unpaid annual fee through the end of the calendar year in which the change of control occurs. Fees paid under a prior advisory agreement between the Company and the Affiliate totaled $220,000 and $150,000 for the fiscal years ended December 31, 1997 and 1996, respectively, $75,000 for the seven months ended December 31, 1995 and $150,000 for the fiscal year ended December 31, 1995. In addition, a Chairman's salary and bonus of $190,000 in the aggregate were payable to Mr. Siegler for the year ended December 31, 1997 and $180,000 in the aggregate was paid for the year ended December 31, 1996. During 1996, an additional $385,000 was paid to the Affiliate for financial advisory services rendered in connection with the Company's acquisition of CCI.


In September 1997, the Company acquired, for $2.75 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights (the "Aircraft"). The general partner of the Partnership is Dune Jet Services, Inc. ("DJ Services"), a Delaware corporation, the sole stockholder of which is the Company's Chairman, Mr. Siegler. DJ Services contributed $1.55 million for its general partnership interest and an additional $3.25 million for a separate limited partnership interest. The Aircraft has been partially financed by a $4.25 million loan from a third party financing source, the repayment of which loan is personally guaranteed by Mr. Siegler. Pursuant to the Partnership's limited partnership agreement and operating agreement terms, the Company, as a limited partner, has the right to use the Aircraft for business purposes for its pro rata share of 800 hours per year, at a rate modestly above the variable cost of operating the Aircraft. Hours not used by the partners will be available for charter flights at market rates. Profits and losses of the Partnership are generally allocated in accordance with the partners' respective capital contributions, except that depreciation is allocated to the general partner, and distributions to the partners will be made in the same ratios as the allocations of profits and losses. Pursuant to the partnership agreement, DJ Services is entitled to reimbursement for expenses and indemnification from the Partnership for acting in its capacity as general partner. Other than the purchase of its partnership interest, the Company has made no other payments with respect to the Partnership.


Mr. Robert B. Lee, a director of the Company and the Chairman and Chief Executive Officer of CCI, is a partner in two joint ventures which are parties to lease agreements with the Company's CCI subsidiary. Pursuant to these agreements, CCI leases from the joint ventures two parcels of property constituting CCI's entire manufacturing facilities. During the year ended December 31, 1997, the Company paid $1,486,000 under such lease agreements. The lease agreements call for future payments of $1,543,000 annually, adjusted 3% annually for inflation, through 2001.


Werbel & Carnelutti, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company during the year ended December 31, 1997.

                       NATIONAL R.V. HOLDINGS, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1997, 1996 and 1995

                                                  Additions
                                      Balance at charged to           Balance at
                                      beginning    costs                end of
                                      of period and expenses Deductions Period
Twelve months ended December 31, 1997
  Allowance for doubtful accounts    $  177,000 $   12,842 $    9,842 $  180,000
  Workers' compensation self-insurance  347,000  1,087,921  1,032,921    402,000
  Motorhome warranty reserve          1,840,000  8,004,383  5,808,383  4,036,000
                                     ---------- ---------- ---------- ----------
                                     $2,364,000 $9,105,146 $6,851,146 $4,618,000

Twelve months ended December 31, 1996
  Allowance for doubtful accounts    $   40,000 $  206,520 $   69,520 $  177,000
  Workers' compensation self-insurance  317,000    793,300    763,300    347,000
  Motorhome warranty reserve            445,000  2,062,084    667,084  1,840,000
                                     ---------- ---------- ---------- ----------
                                     $  802,000 $3,061,904 $1,499,904 $2,364,000

Seven months ended December 31, 1995
  Allowance for doubtful accounts    $   40,000 $        - $        - $   40,000
  Workers' compensation self-insurance  314,000    333,448    330,448    317,000
  Motorhome warranty reserve            342,000    763,629    660,629    445,000
                                     ---------- ---------- ---------- ----------
                                     $  696,000 $1,097,077 $  991,077 $  802,000

                          NATIONAL R.V. HOLDINGS, INC.
                              SHORT-TERM BORROWINGS

                                                Maximum      Average  Weighted
                                                amount       amount    average
                         Balance  Interest outstanding outstanding interest rate
Category of aggregate   at end of rate end   during the  during the during the
short-term borrowings     period  of period   period     period (1) period (2)
Twelve months ended
  December 31, 1997
 Line of credit with
   financial institution         -   8.50%    $4,330,000  $923,957     8.40%
Twelve months ended
  December 31, 1996
 Line of credit with
  financial institution  $1,400,000  8.25%    $9,500,000        -      8.30%
Seven months ended
  December 31, 1995
 Line of credit with
  financial institution  $1,900,000  8.50%    $1,900,000  $485,714     8.75%

__________
(1) The average amount outstanding during the period was computed by dividing the total of the month-end outstanding principal balances by 12.
(2) Average interest rate calculated using interest rates at the beginning and end of the period.