Form 10-Q
period 1998-03-31
NATIONAL RV HOLDINGS INC
filed 1998-05-05
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 1998

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 4, 1998
-----                                                --------------------------
Common stock, par value                              6,527,189
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                          PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           March 31, 1998 and December 31, 1997                             3

           Consolidated Statement of Income -
           Three Months Ended March 31, 1998 and 1997                       4

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1998 and 1997                       5

           Consolidated Statement of Changes in Stockholders' Equity        6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 9

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                10

           Signature                                                       11

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                (In thousands)
                                  (Unaudited)

                                                                            March 31,           December 31,
                                                                                      1998                  1997
ASSETS
Current Assets:
      Cash                                                                         $ 8,816               $ 3,542
      Trade receivables, less allowance for
          doubtful accounts of $180,000                                             18,997                11,388
      Inventories                                                                   35,728                37,543
      Deferred income taxes                                                          3,175                 2,741
      Prepaid expenses                                                               1,394                 1,375
                                                                            ---------------     -----------------
          Total current assets                                                      68,110                56,589
Goodwill - net                                                                       7,675                 7,778
Property, plant and equipment, net                                                  21,127                19,817
Other                                                                                3,052                 3,020
                                                                            ===============     =================
                                                                                  $ 99,964              $ 87,204
                                                                            ===============     =================
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Current portion of long-term debt                                            $ 4,955                 $ 554
      Accounts payable                                                              12,718                 9,006
      Accrued expenses                                                              11,239                 7,758
                                                                            ---------------     -----------------
          Total current liabilities                                                 28,912                17,318
Deferred income taxes                                                                2,079                 2,225
Long-term debt                                                                       1,736                 6,703
Commitments and contingencies
Stockholders' equity:
      Preferred stock - $.01 par value; 5,000 shares
          authorized, 4,000 issued and outstanding                                       -                     -
      Common stock - $.01 par value; 10,000,000 shares
          authorized                                                                    65                    63
Additional paid-in capital                                                          36,563                35,263
Accumulated earnings                                                                30,609                25,632
                                                                            ---------------     -----------------
      Total stockholders' equity                                                    67,237                60,958
                                                                            ===============     =================
                                                                                  $ 99,964              $ 87,204
                                                                            ===============     =================



                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                     1998                  1997
Net sales                                                                         $ 80,286              $ 58,596
Cost of goods sold                                                                  67,897                50,993
                                                                            ---------------     -----------------
          Gross profit                                                              12,389                 7,603
Selling expenses                                                                     2,788                 2,117
General and administrative expenses                                                  1,426                 1,261
Amortization of intangibles                                                            103                   103
                                                                            ---------------     -----------------
          Operating income                                                           8,072                 4,122
Other expense (income):
      Interest expense                                                                  64                    49
      Interest income                                                                  (70)                  (33)
      Other (income) expense                                                             8                    19
                                                                            ---------------     -----------------
          Income before income taxes                                                 8,070                 4,087
      Provision for income taxes                                                     3,093                 1,698
                                                                            ---------------     -----------------
Net income                                                                         $ 4,977               $ 2,389
Earnings per common share:
      Basic                                                                         $ 0.77                $ 0.38
      Diluted                                                                       $ 0.66                $ 0.36
Weighted average number of shares:
      Basic                                                                          6,428                 6,232
      Diluted                                                                        7,544                 6,716
















                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           Three Months
                                                                                          Ended March 31,
                                                                                      1998                  1997
 Cash flows from operating activities:
       Net income                                                                  $ 4,977               $ 2,389
       Adjustments to reconcile net income to net cash provided
           by operating activities:
               Depreciation expense                                                    415                   246
               Amortization of intangibles                                             103                   103
               Increase in trade receivables                                        (7,609)              (10,398)
               Decrease (increase) in inventories                                    1,815                  (201)
               (Increase) decrease in prepaid expenses                                 (19)                   41
               Increase in accounts payable                                          3,712                 4,266
               Increase in accrued expenses                                          3,481                 2,411
               Decrease in deferred income taxes                                      (580)                 (163)
                                                                            ---------------     -----------------
                 Net cash provided (used) by operating activities                    6,295                (1,306)
 Cash flows from investing activities:
       Purchases of property, plant and equipment                                   (1,725)               (1,946)
                                                                            ---------------     -----------------
                 Net cash used by investing activities                              (1,725)               (1,946)
 Cash flows from financing activities:
       Increase in line of credit                                                        -                 2,930
       Increase in other assets                                                        (32)                 (124)
       Principal payments on long-term debt                                           (566)                  (80)
       Proceeds from issuance of common stock                                        1,302                   294
                                                                            ---------------     -----------------
                 Net cash provided by financing activities                             704                 3,020
                                                                            ---------------     -----------------
 Net increase (decrease) in cash                                                     5,274                  (232)
 Cash beginning of period                                                            3,542                   819
                                                                            ---------------     -----------------
 Cash end of period                                                                $ 8,816                 $ 587



                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                  (Unaudited)

                                     Preferred    Common Stock         Paid-in      Accumulated
                                     Stock     Shares        Amount    Capital      Earnings     Total
                                     -------------------------------------------------------------------------
Balance, December 31, 1997            $ -     6,311,383      $ 63     $ 35,263     $ 25,632     $ 60,958
     Common Stock issued upon
       exercise of warrants                     166,591         2        1,091                     1,093
     Common Stock issued upon
       exercise of options                       14,615                    209                       209
     Net income                                                                       4,977        4,977
                                     -------------------------------------------------------------------------
Balance, March 31, 1998               $ -     6,492,589      $ 65     $ 36,563     $ 30,609     $ 67,237























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

NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                             March 31,         December 31,
                                               1998                1997
                                       ------------------  ------------------
Finished goods                             $  7,116,000        $ 10,751,000
Work-in-process                              13,214,000          12,769,000
Raw materials                                11,663,000          11,747,000
Chassis                                       3,735,000           2,276,000
                                       ==================  ==================
                                           $ 35,728,000        $ 37,543,000
                                       ==================  ==================

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1998, the Company had working capital of $39.2 million compared to $39.3 million at December 31, 1997. In February 1998, the Company determined that it had exceeded a capital expenditure limitation contained in the loan agreement and certain related agreements governing the Company's 1995 industrial revenue bond issue (the "Bond Agreements"), of which approximately $4,700,000 was outstanding at December 31, 1997. As a result, the Bond Agreements require that the Company prepay such debt in full at an amount equal to 100% of the principal amount of such debt plus accrued interest. The debt has been classified as current as of March 31, 1998 and was paid on April 24, 1998.

   Net cash provided by operating activities was $6.3 million for the three months ended March 31, 1998, compared to cash used by operating activities of $1.3 million for the same period in 1997. The change was due primarily to an increase in net income and favorable changes in accounts receivable, inventories and accrued expenses, offset somewhat by changes in accounts payable and deferred income taxes.

   Cash used by investing activities was $1.7 million compared to $1.9 million for the comparable period last year.

   Cash provided by financing activities was $0.7 million compared to $3.0 million for the comparable period last year. The change was primarily due to a $2.9 million increase in the line of credit last year.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations

   Net sales for the three months ended March 31, 1998 increased by $21.7 million or 37.0% from the same period last year. The Company's Country Coach subsidiary shipped 30 more Class A motorhomes than last year and the National RV subsidiary shipped 170 more Class A motorhomes and 36 more fifth-wheel units. The average sales price for Class A motorhomes at the National RV subsidiary increased 8.9% to $69,484 reflecting strong demand for higher-priced motorhomes with slide-out rooms.

   Cost of goods sold for the three months ended March 31, 1998 increased by $16.9 million or 33.1% from the comparable period last year. The increase was primarily due to the increase in sales. Gross profit margin increased to 15.4% for the current period as compared to 13.0% for the same period last year. The increase was due primarily to manufacturing efficiencies at the National RV subsidiary which operated at a 28.3% higher rate of production than last year.

   Selling expense for the three months ended March 31, 1998 increased $0.7 million or 31.7% from the same period last year. The increase was due primarily to commissions and promotional costs related to the higher sales volume. As a percent of net sales, selling expense decreased to 3.5% from 3.6% for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the three months ended March 31, 1998 increased $0.2 million or 13.1% from the same period last year. As a percent of net sales, general and administrative expense decreased to 1.8% from 2.2% for the same period last year.

     As a result of the foregoing, operating income for the three months ended March 31, 1998 increased $4.0 million, or 95.8%. As a percent of net sales, operating income increased to 10.1% from 7.0% for the same period last year.

   Net interest expense and other financing related costs for the three months ended March 31, 1998 increased income by $33,000 from the same period last year due primarily to an increase in interest income.

   As a result of the foregoing, income before taxes increased $4.0 million, or 97.5% to $8.1 million for the three months ended March 31, 1998. As a percent of net sales, income before taxes increased to 10.1% from 7.0% for the same period last year.

   Provision for income taxes for the three months ended March 31, 1998 and 1997 was $3.1 million and $1.7 million, respectively. The effective tax rate decreased to 38.3% from 41.5% for the same period last year. The decrease was due primarily to improved apportionment of income to states with lower tax rates.

   As a result, net income increased $2.6 million, or 108.3% to $5.0 million for the three months ended March 31, 1998, as compared to $2.4 million for the same period last year. As a percent of net sales, net income increased to 6.2% from 4.1% for the same period last year.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

     None.

B.   Form 8-K

     On March 6, 1998, the Company filed a Current Report on Form 8-K dated February 25, 1998. Such Form 8-K reported under Item 5 that on February 28,1998, the Board of Directors of National R.V. Holdings, Inc. appointed Mr. Doy B. Henely as a Class III director to fill the vacancy left by the recent resignation of Gary L. Fuhrman. In addition, the Board expanded the size of the Class II class of directors from two to three and appointed Mr. Greg McCaffery as a Class II director.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NATIONAL R.V. HOLDINGS, INC.
                                             (Registrant)

     Date: May 4,  1998               By /s/ WAYNE M. MERTES
                                      Wayne M. Mertes
                                      (President and Chief Executive Officer)

     Date: May 4, 1998                By /s/ KENNETH W. ASHLEY
                                      Kenneth W. Ashley
                                      (Chief Financial Officer and Treasurer)