Form 10-Q
period 1998-06-30
NATIONAL RV HOLDINGS INC
filed 1998-08-04
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 1998

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at August 4, 1998
-----                                       -----------------------------
Common stock, par value                              10,183,342
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                       PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           June 30, 1998 and December 31, 1997                           3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1998 and 1997             4

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                       5

           Consolidated Statement of Changes in Stockholders' Equity     6

           Notes to Consolidated Financial Statements                    7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               8 - 10

                               PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders           11

Item 6.    Exhibits and Reports on Form 8-K                              11

           Signature                                                     12

                                   NATIONAL R.V. HOLDINGS, INC.
                                    CONSOLIDATED BALANCE SHEET
                                          (In thousands)
                                            (Unaudited)

                                                                        June 30,        December 31,
                                                                          1998              1997
      ASSETS
Current Assets:
     Cash                                                             $   7,711           $  3,542
     Trade receivables, less allowance for
       doubtful accounts of $180,000                                     18,111              11,388
     Inventories                                                         41,074              37,543
     Deferred income taxes                                                3,496               2,741
     Prepaid expenses                                                     1,206               1,375
                                                                      ----------           --------
         Total current assets                                            71,598              56,589
Goodwill                                                                  7,572               7,778
Property, plant and equipment, net                                       21,595              19,817
Other                                                                     3,217               3,020
                                                                      ----------           --------
                                                                      $ 103,982            $ 87,204
                                                                      ==========           =========

               LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Current portion of long-term debt                                    $ 255               $ 554
     Accounts payable                                                    15,854               9,006
     Accrued expenses                                                     8,279               7,758
                                                                      ----------           --------
         Total current liabilities                                       24,388              17,318
Deferred income taxes                                                     2,079               2,225
Long-term debt                                                            1,694               6,703
Commitments and contingencies
Stockholders' equity:
     Preferred stock - $.01 par value; 5,000 shares
         authorized, 4,000 issued and outstanding                             -                   -
     Common stock - $.01 par value; 10,000,000 shares
         authorized                                                         100                  63
Additional paid-in capital                                               39,344              35,263
Accumulated earnings                                                     36,377              25,632
                                                                      ----------           --------
     Total stockholders' equity                                          75,821              60,958
                                                                      ----------           --------
                                                                      $ 103,982            $ 87,204
                                                                      ==========           =========

                             See Notes to Consolidated Financial Statements

                                   NATIONAL R.V. HOLDINGS, INC.
                                 CONSOLIDATED STATEMENT OF INCOME
                               (In thousands except per share data)
                                           (Unaudited)

                                                          Three Months                      Six Months
                                                         Ended June 30,                   Ended June 30,
                                                      1998              1997           1998              1997
Net sales                                          $ 90,873            $ 69,191    $ 171,159           $ 127,787
Cost of goods sold                                   76,575              60,084      144,472             111,077
                                                   --------            --------    ---------           ---------
         Gross profit                                14,298               9,107       26,687              16,710
Selling expenses                                      2,487               2,110        5,275               4,227
General and administrative expenses                   1,600               1,522        3,026               2,783
Amortization of intangibles                             104                 104          207                 207
                                                   --------            --------    ---------           ---------
         Operating income                            10,107               5,371       18,179               9,493
Other expense (income):
     Interest expense                                    41                 101          105                 150
     Interest income                                    (89)                (37)        (159)                (70)
     Other financing related costs                      215                  42          223                  61
                                                   --------            --------    ---------           ---------
         Income before income taxes                   9,940               5,265       18,010               9,352
     Provision for income taxes                       4,172               2,146        7,265               3,844
                                                   --------            --------    ---------           ---------
Net income                                          $ 5,768             $ 3,119     $ 10,745             $ 5,508
Earnings per common share:
     Basic                                          $  0.59             $  0.33     $   1.10             $  0.59
     Diluted                                        $  0.51             $  0.31     $   0.95             $  0.55
Weighted average number of shares:
     Basic                                            9,827               9,357        9,734               9,353
     Diluted                                         11,412              10,100       11,364              10,086

                             See Notes to Consolidated Financial Statements

                                   NATIONAL R.V. HOLDINGS, INC.
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (In thousands)
                                          (Unaudited)

                                                                              Six Months
                                                                            Ended June 30,
                                                                       1998              1997
 Cash flows from operating activities:
      Net income                                                       $ 10,745             $ 5,508
      Adjustments to reconcile net income to net cash provided
          by operating activities:
              Depreciation expense                                          865                 584
              Amortization of intangibles                                   206                 206
              Increase in trade receivables                              (6,723)             (3,566)
              Increase in inventories                                    (3,531)             (1,976)
              Decrease (Increase) in prepaid expenses                       169                (193)
              Increase in accounts payable                                6,848               1,916
              Increase in accrued expenses                                  521               1,812
              Increase in deferred income taxes                            (901)               (281)
                                                                       ---------            -------
                Net cash provided by operating activities                 8,199               4,010
 Cash flows from investing activities:
      Purchases of property, plant and equipment                         (2,643)             (3,780)
                                                                       ---------            -------
                Net cash used by investing activities                    (2,643)             (3,780)
 Cash flows from financing activities:
      Net payments under line of credit                                                      (1,400)
      Increase in other assets                                             (197)               (135)
      Decrease in restricted funds                                                            1,210
      Principal payments on long-term debt                               (5,308)               (142)
      Proceeds from issuance of common stock                              4,117                 309
      Purchase of treasury stock
                                                                       ---------            -------
                Net cash (used) provided  by financing activities        (1,388)               (158)
                                                                       ---------            -------
 Net increase in cash                                                     4,168                  72
 Cash beginning of period                                                 3,542                 819
                                                                       ---------            -------
 Cash end of period                                                    $  7,710             $   891

                             See Notes to Consolidated Financial Statements

                                   NATIONAL R.V. HOLDINGS, INC.
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (In thousands except shares)
                                          (Unaudited)

                                    Preferred      Common Stock         Paid-in     Accumulated
                                      Stock      Shares      Amount     Capital     Earnings       Total
                                    ---------------------------------------------------------------------
Balance, December 31, 1997          $ -          9,467,075  $  63       $ 35,263    $ 25,632     $ 60,958
     Common Stock issued upon
       exercise of warrants                         41,653                   210                      210
     Common Stock issued under
       option plan                                 460,084      4          2,576                    2,580
     3-for-2 stock split                                       33            (33)
     Tax benefit related to
       exercise of stock options                                           1,328                    1,328
     Net income                                                                       10,745       10,745
                                    ---------------------------------------------------------------------
Balance, June 30, 1998              $ -          9,968,812  $ 100       $ 39,344    $ 36,377     $ 75,821


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

     On July 1, 1998, the Board of Directors declared a 3-for-2 stock split in the form of a 50% stock dividend on the Company's common stock, payable July 24, 1998 to stockholders of record July 10, 1998. All share and per share data, as appropriate, reflect this split. The effect of the split is presented within stockholders' equity at June 30, 1998 by transferring the par value for the additional shares issued of $33,229 from the additional paid-in capital account to the common stock account.

NOTE 2 - INVENTORIES

   Inventories consist of the following:
                          June 30,          December 31,
                            1998                1997
                      ------------------  ------------------
Finished goods             $ 10,994,000        $ 10,751,000
Work-in-process              12,752,000          12,769,000
Raw materials                11,591,000          11,747,000
Chassis                       5,737,000           2,276,000
                      ==================  ==================
                           $ 41,074,000        $ 37,543,000
                      ==================  ==================

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

   At June 30, 1998, the Company had working capital of $47.2 million compared to $39.3 million at December 31, 1997. Net cash provided by operating activities was $8.2 million for the six months ended June 30, 1998, compared to $4.0 million for the same period in 1997. This resulted from an increase in net income and accounts payable offset somewhat by an increase in accounts receivable and inventories.

   Cash used by investing activities was $2.6 million compared to $3.8 million for the comparable period last year.

   Cash used by financing activities was $1.4 million compared to $0.2 million for the comparable period last year. The change was primarily due to a $5.3 million reduction in long-term debt offset somewhat by proceeds from the issuance of common stock.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations
---------------------

   Net sales for the second quarter of 1998 increased by $21.7 million, or 31.3% from the comparable period last year. For the first half of 1998, the Company reported sales of $171.2 million, 33.9% higher than sales of $127.8 million for the first half of last year. The Company's Country Coach subsidiary shipped 62 more Class A motorhomes than last year and the National RV subsidiary shipped 357 more Class A motorhomes and 87 more fifth-wheel units. The average sales price for Class A motorhomes at the National RV subsidiary increased 4.4% to $69,270 reflecting strong demand for higher-priced motorhomes with slide-out rooms.

   Cost of goods sold of $76.6 million for the second quarter of 1998 resulted in a gross margin of 15.7% compared to a gross margin of 13.2% for the same period last year. Cost of goods sold of $144.5 million for the first half of 1998 resulted in a gross margin of 15.6% compared to a gross margin of 13.1% for the same period last year. The increase was due primarily to manufacturing efficiencies at the National RV subsidiary which operated at a 33.7% higher rate of production than last year.

   Selling expense for the second quarter of 1998 increased to $2.5 million, or 2.7% of net sales, compared to $2.1 million, or 3.0% of net sales for the same period last year. Selling expense for the first half of 1998 increased to $5.3 million, or 3.1% of net sales, compared to $4.2 million, or 3.3% of net sales for the same period last year. The increase was due primarily to the higher sales volume.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the second quarter of 1998 increased to $1.6 million, or 1.8% of net sales, compared to $1.5 million, or 2.2% of net sales for the same period last year. General and administrative expense for the first half of 1998 increased to $3.0 million, or 1.8% of net sales, compared to $2.8 million, or 2.2% of net sales for the same period last year.

   As a result of the foregoing, operating income for the second quarter of 1998 increased 88.2% to $10.1 million, or 11.1% of net sales, compared to $5.4 million, or 7.8% of net sales for the same period last year. Operating income for the first half of 1998 increased 91.5% to $18.2 million, or 10.6% of net sales, compared to $9.5 million, or 7.4% of net sales for the same period last year.

   Net interest expense and other financing related costs for the first half of 1998 increased $28,000.

   As a result of the foregoing, income before income taxes for the second quarter of 1998 increased to $9.9 million, or 10.9% of net sales, compared to $5.3 million, or 7.6% of net sales for the same period last year. Income before income taxes for the first half of 1998 increased to $18.0 million, or 10.5% of net sales, compared to $9.4 million, or 7.3% of net sales for the same period last year.

   Provision for income taxes for the second quarter of fiscal 1998 was $4.2 million compared to $2.1 million for the same period last year. Provision for income taxes for the first half of 1998 was $7.3 million compared to $3.8 million for the same period last year. The effective tax rate for the first half of 1998 was 40.3% compared to 41.1% for the same period last year. The decrease was due primarily to improved apportionment of income to states with lower taxes.

   As a result of the foregoing, net income for the second quarter of 1998 increased to $5.8 million, or 6.3% of net sales, compared to $3.1 million, or 4.5% of net sales for the same period last year. Net income for the first half of 1998 increased to $10.7 million, or 6.3% of net sales, compared to $5.5 million, or 4.3% of net sales for the same period last year.

Year 2000 Date Conversion
-------------------------

   An issue affecting the Company and most other companies is whether computer systems and applications will recognize and process the year 2000 and beyond. The Company is in the process of assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include such areas as business computer systems, dealership systems, plant floor equipment, end-user computing, financial institutions and suppliers.
   Based on assessments completed to date and compliance plans in process, the Company does not expect that the year 2000 issue will have a material effect on its business operations, consolidated financial condition, cash flows, or results of operations. However, if appropriate modifications are not made by the Company's suppliers or dealers on a timely basis, or if the Company's actual costs or timing for the year 2000 date conversion differ materially from its present estimates, the Company's operations and financial results could be significantly adversely affected.

Disclosure Regarding Forward Looking Statements
-----------------------------------------------

   Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the Company's dependence on chassis suppliers; the integration by the Company of acquired businesses and the management of growth; potential liabilities under repurchase agreements; competition; government regulation; product liability; dependence on key personnel and dependence on certain dealers and concentration of dealers in certain regions. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 29, 1998, the Company held its 1998 Annual Meeting of stockholders (the "Annual Meeting") . The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

         1. The Company's stockholders elected Robert B. Lee, Greg McCaffery and Stephen M. Davis as Class II Directors to serve until the 2001 Annual Meeting. Voting for the nominees for director was as follows: Robert B. Lee; 5,514,301 shares FOR and 57,252 shares WITHHELD; Greg McCaffery; 5,511,861 shares FOR and 59,692 shares WITHHELD; and Stephen M. Davis; 5,112,861 shares FOR and 58,692 shares WITHHELD.

         2.       The  Company's  stockholders  approved  an  amendment  to  the
                  Company's Certificate of Incorporation, increasing the authorized Common Stock of the Company from 10,000,000 to 25,000,000 shares; Voting for approval of this amendment was as follows: 4,622,983 shares FOR; 944,750 shares AGAINST and 3,820 shares ABSTAINING.

         3. The Company's stockholders approved the adoption of the Company's 1997 Stock Option Plan. For the approval of the 1997 Stock Option Plan, the vote was 3,252,374 shares FOR; 818,391 shares AGAINST; and 1,491,409 shares ABSTAINING.

         4. The Company's stockholders approved the appointment of Price Waterhouse LLP, as the Company's auditor for the current fiscal year. For the appointment of Price Waterhouse LLP as the Company's auditor, the vote was 5,555,151 shares FOR; 12,672 shares AGAINST; and 3,730 shares ABSTAINING.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

     99.1  Disclosure Regarding Forward Looking Statements

B.  Reports on Form 8-K

      None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  NATIONAL R.V. HOLDINGS, INC.
                                         (Registrant)

Date: August 4, 1998              By /s/ KENNETH W. ASHLEY

                                  Kenneth W. Ashley
                                  Senior Vice President and Chief Financial
                                    Officer (Principal Accounting and Finance
                                    Officer)

Exhibit 99.1

         Disclosure Regarding Forward Looking Statements
         -----------------------------------------------

         Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the following:

                  Cyclical Nature of the RV Industry, Seasonality and Potential Fluctuations in Operating Results. The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions which affect disposable income for leisure-time activities. Concerns about the availability and price of gasoline, decreases in consumer confidence, increases in interest rates and reductions in available financing have had, and may in the future have, an adverse impact on RV sales. In addition, because of the relatively high selling price of the Company's Highline motorhomes, a small variation in the number of motorhomes sold in any quarter could have a significant effect on sales and operating results for that quarter. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company's products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

                  Integration of Acquired Businesses; Management of Growth. One of the Company's objectives is to acquire businesses in the RV industry or related areas. Successfully accomplishing this goal depends upon a number of factors, including the Company's ability to find suitable acquisition candidates, negotiate acquisitions on acceptable terms, retain key personnel of the acquired entities, hire and train other competent managers, and effectively and profitably integrate the operations of the acquired businesses into the Company's existing operations. The process of integrating acquired businesses, including Country Coach, may require a significant amount of resources and management attention which will temporarily detract attention from the day-to-day business of the Company. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls, and to attract, retain, motivate and manage employees effectively. The failure of the Company to manage growth in its business effectively could have a material adverse effect on the financial condition and results of operations of the Company.

                  Expansion of Manufacturing Facilities. In 1997, the Company's National RV subsidiary expanded its current production capacity of 200,000 square feet through the construction of a 154,000 square foot manufacturing facility on its property in Perris, California. In addition, the Company's Country Coach subsidiary recently expanded its Junction City, Oregon location. There can be no assurance that such facilities or future additional facilities will be able to meet the manufacturing needs of the Company or that the Company will be able to attract and retain qualified technical, supervisory and manufacturing personnel required in order to operate such facility in an effective and efficient manner.

                  Dependence on Key Personnel. The Company's growth and continued success depend to a substantial degree on Wayne M. Mertes, a founder of National RV and President, Chief Executive Officer and a director of the Company, Robert B. Lee, a founder and Chief Executive Officer of Country Coach and a director of the Company and other key personnel. The Company has employment agreements which expire in October 1998 and November 1999 with Mr. Mertes and Mr. Lee, respectively. In addition, the Company has obtained key-man insurance on the life of Mr. Mertes and Mr. Lee in the amounts of $2.0 and $3.0 million, respectively. The loss to the Company of the services of Mr. Mertes, Mr. Lee or any of its other key personnel could have a material adverse effect on the business of the Company.

                  Dependence on Certain Dealers; Concentration of Dealers in Certain Regions. Although no one dealer accounted for more than 10% of the Company's net sales during the year ended December 31, 1997 and the six months ended June 30, 1998, the Company's top ten dealers accounted for approximately 44.7% and 44.5% of the Company's sales during the year ended December 31, 1997 and the six months ended June 30, 1998, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, as is typical in the RV industry, a significant portion of the Company's sales are from dealers located in states in the western part of the United States. Consequently, the Company's sales could be materially adversely affected by a general downturn in economic conditions or other material events in such region.

                  Dependence on Chassis Suppliers. One of the principal components used in the manufacture of motorhomes and bus conversions is the chassis and bus shell, respectively, which include the engine, drive train and other operating components. Although Country Coach manufactures chassis used in certain of its products, the Company obtains the required chassis for most of its Class A motorhomes from a limited number of manufacturers and the required bus shells from Prevost Corporation. Prevost is the only manufacturer of bus shells used in the Company's bus conversions and there is only one other manufacturer of bus shells in North America. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed five weeks, and the RV industry as a whole has from time to time experienced temporary shortages of chassis. If any of the Company's suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

                  Potential Liabilities Under Repurchase Agreements. As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to purchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The risk of loss, however, is spread over many dealers and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Although losses under these agreements have not been significant in the past, if the

Company were obligated to repurchase a significant number of RVs in the future, it could result in losses and a reduction in new RV sales. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $74.5 million as of December 31, 1997.

                  Competition. The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, are larger and have substantially greater financial and other resources than the Company. According to an industry source, the two largest motorhome manufacturers had sales aggregating 45.0% and 44.3% of total industry-wide retail unit sales of Class A motorhomes for the years ended December 31, 1997 and 1996, respectively. In addition, sales of used RVs provide competition to RV manufacturers.

                  Government Regulation. The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components which have been promulgated thereunder by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. The Company has from time to time instituted voluntary recalls of certain motorhome units, none of which had a material adverse effect on the Company. The Company is also subject to numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws."

                  The Company's manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous material sand wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated thereunder will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process or costly cleanup or capital expenditures.

                  Product Liability. The Company maintains product liability insurance with coverage in amounts which management believes is reasonable. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. The Company's current policy provides coverage against claims based on occurrences within the policy periods up to a maximum of $11 million. Given the nature of the Company's business, product liability in excess of the Company's insurance coverage, if incurred, could have a material adverse effect on the Company.

                  Control by Affiliates. As of July 28, 1998, the executive officers and directors of the Company as a group beneficially own approximately 29% of the outstanding shares of Common Stock. As a result of such ownership, the executive officers and directors, as a group, have the ability to exert significant influence on the Company's policies, the election of directors and the authorization of certain transactions that require stockholder approval.

                  Antitakeover Provisions. Certain provisions of the Company's Certificate of Incorporation, as well as Delaware corporate law and the Company's Stockholder Rights Plan (the "Rights Plan"), may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Such provisions also may adversely affect prevailing market prices for the Common Stock. Certain of such provisions allow the Company's Board of Directors to issue, without additional stockholder approval, preferred stock having rights senior to those of the Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed matter. In August 1996, the Company adopted the Rights Plan, pursuant to which holders of the Common Stock received a distribution of rights to purchase additional shares of Common Stock, which rights become exercisable upon the occurrence of certain events.