Form 10-Q/A
period 1998-06-30
NATIONAL RV HOLDINGS INC
filed 1998-08-05
CIK 910655

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
$.01 per share

This Amendment No. 1 on Form 10-Q/A is being filed soley to reflect the change on the Balance Sheet in authorized shares from 10,000,000 to 25,000,000 as approved at the May 29, 1998 Annual Meeting of Stockholders.

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
     Common stock - $.01 par value; 25,000,000 shares
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