Form 10-Q
period 1998-09-30
NATIONAL RV HOLDINGS INC
filed 1998-11-02
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1998

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at November 2, 1998
-----                                        -------------------------------
Common stock, par value                              10,206,588
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                      PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           September 30, 1998 and December 31, 1997                     3

           Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 1998 and 1997      4

           Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997                5

           Consolidated Statement of Changes in Stockholders' Equity    6

           Notes to Consolidated Financial Statements                   7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              8 - 10

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                             11

           Signature                                                    12

                               NATIONAL R.V. HOLDINGS, INC.
                                CONSOLIDATED BALANCE SHEET
                                      (In thousands)
                                        (Unaudited)

                                                           September 30,     December 31,
                                                             1998                1997
                        ASSETS
Current Assets:
    Cash                                                       $ 10,182             $ 3,542
    Trade receivables, less allowance for
        doubtful accounts of $180,000                            25,613              11,388
    Inventories                                                  39,504              37,543
    Deferred income taxes                                         3,928               2,741
    Prepaid expenses                                              1,334               1,375
                                                        ----------------    ----------------
        Total current assets                                     80,561              56,589
Goodwill                                                          7,468               7,778
Property, plant and equipment, net                               21,881              19,817
Other                                                             3,214               3,020
                                                        ----------------    ----------------
                                                              $ 113,124            $ 87,204
                                                        ================    ================
         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                             $ 255               $ 554
    Accounts payable                                             14,798               9,006
    Accrued expenses                                             11,712               7,758
                                                        ----------------    ----------------
        Total current liabilities                                26,765              17,318
Deferred income taxes                                             2,079               2,225
Long-term debt                                                    1,653               6,703
Commitments and contingencies
Stockholders' equity:
    Preferred stock - $.01 par value; 5,000 shares
        authorized, 4,000 issued and outstanding                      -                   -
    Common stock - $.01 par value; 25,000,000 shares
        authorized                                                  102                  63
Additional paid-in capital                                       39,547              35,263
Accumulated earnings                                             42,978              25,632
                                                        ----------------    ----------------
    Total stockholders' equity                                   82,627              60,958
                                                        ----------------    ----------------
                                                              $ 113,124            $ 87,204
                                                        ================    ================

                    See Notes to Consolidated Financial Statements

                                                NATIONAL R.V. HOLDINGS, INC.
                                              CONSOLIDATED STATEMENT OF INCOME
                                            (In thousands except per share data)
                                                        (Unaudited)

                                                                       Three Months                       Nine Months
                                                                   Ended September 30,               Ended September 30,
                                                                 1998                1997           1998               1997
Net sales                                                      $ 96,403            $ 76,780     $ 267,562          $ 204,567
Cost of goods sold                                               81,124              65,749       225,596            176,826
                                                               --------            --------     ---------          ---------
        Gross profit                                             15,279              11,031        41,966             27,741
Selling expenses                                                  2,842               2,499         8,117              6,726
General and administrative expenses                               1,684               1,511         4,710              4,294
Amortization of intangibles                                         103                 103           310                310
                                                               --------            --------     ---------          ---------
        Operating income                                         10,650               6,918        28,829             16,411
Other expense (income):
    Interest expense                                                 24                 104           129                254
    Interest income                                                (110)                (37)         (269)              (107)
    Other                                                            (3)                 13           220                 74
                                                               --------            --------     ---------          ---------
        Income before income taxes                               10,739               6,838        28,749             16,190
    Provision for income taxes                                    4,138               2,696        11,403              6,540
                                                               --------            --------     ---------          ---------
Net income                                                      $ 6,601             $ 4,142      $ 17,346            $ 9,650
Earnings per common share and common equivalent shares:
    Basic                                                        $ 0.65              $ 0.44        $ 1.76             $ 1.03
    Diluted                                                      $ 0.57              $ 0.40        $ 1.52             $ 0.95
Weighted average number of shares:
    Basic                                                        10,113               9,372         9,861              9,359
    Diluted                                                      11,498              10,449        11,409             10,208


                                See Notes to Consolidated Financial Statements

              NATIONAL R.V. HOLDINGS, INC.
          CONSOLIDATED STATEMENT OF CASH FLOWS
                     (In thousands)
                      (Unaudited)

                                                                    Nine Months
                                                                Ended September 30,
                                                             1998                1997
 Cash flows from operating activities:
     Net income                                                $ 17,346             $ 9,650
     Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation expense                                  1,333                 928
            Amortization of intangibles                             310                 310
            Increase in trade receivables                       (14,225)             (8,716)
            Increase in inventories                              (1,961)             (6,505)
            Decrease in prepaid expenses                             41                 279
            Increase in accounts payable                          5,792               3,976
            Increase in accrued expenses                          3,954               4,939
            Increase in deferred income taxes                    (1,333)             (1,104)
                                                             ----------           ---------
              Net cash provided by operating activities          11,257               3,757
 Cash flows from investing activities:
     Increase in other assets                                      (194)             (2,934)
     Purchases of property, plant and equipment                  (3,397)             (4,706)
                                                             ----------           ---------
              Net cash used by investing activities              (3,591)             (7,640)
 Cash flows from financing activities:
     Increase in cash overdraft                                       -               1,237
     Increase under line of credit                                    -                 704
     Decrease in restricted funds                                     -               1,210
     Principal payments on long-term debt                        (5,349)               (205)
     Proceeds from issuance of common stock                       4,323                 338
     Purchase of treasury stock                                       -                (220)
                                                             ----------           ---------
              Net cash (used) provided by financing activities   (1,026)              3,064
                                                             ----------           ---------
 Net increase (decrease) in cash                                  6,640                (819)
 Cash beginning of period                                         3,542                 819
                                                             ----------           ---------
 Cash end of period                                            $ 10,182                 $ -


                            See Notes to Consolidated Financial Statements

           NATIONAL R.V. HOLDINGS, INC.
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      (In thousands except shares)
              (Unaudited)

                                            Preferred         Common Stock           Paid-in     Accumulated
                                              Stock        Shares        Amount      Capital       Earnings        Total
                                         ----------------------------------------------------------------------------------
Balance, December 31, 1997                      $ -       9,467,075       $ 63       $35,263       $ 25,632       $ 60,958
      Common Stock issued upon
        exercise of warrants                                 57,782          -           229                           229
      Common Stock issued under
        option plan                                         660,398          6         2,772                         2,778
      3-for-2 stock split                                                   33           (33)                            -
      Tax benefit related to
        exercise of stock options                                                      1,316                         1,316
      Net income                                                                                     17,346         17,346
                                         ----------------------------------------------------------------------------------
Balance, September 30, 1998                     $ -      10,185,255      $ 102       $39,547       $ 42,978       $ 82,627



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

NOTE 2 - INVENTORIES

   Inventories consist of the following:
                          September 30,        December 31,
                              1998                 1997
                        ------------------  -------------------
Finished goods                $ 8,258,000          $10,751,000
Work-in-process                13,880,000           12,769,000
Raw materials                  11,090,000           11,747,000
Chassis                         6,276,000            2,276,000
                        ------------------  -------------------
                             $ 39,504,000          $37,543,000
                        ==================  ===================

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

   At September 30, 1998, the Company had working capital of $53.8 million compared to $39.3 million at December 31, 1997. Net cash provided by operating activities was $11.3 million for the nine months ended September 30, 1998, compared to $3.8 million for the same period in 1997. An increase in net income, accounts payable and accrued expenses was offset by an increase in accounts receivable, inventories and deferred income taxes.

   Cash used by investing activities was $3.6 million compared to $7.6 million for the comparable period last year.

   Cash used by financing activities was $1.0 million compared to cash provided by financing activities of $3.1 million for the comparable period last year. The change was primarily due to a $5.3 million reduction in long-term debt offset somewhat by proceeds from the issuance of common stock.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations
---------------------

   Net sales for the third quarter of 1998 increased by $19.6 million or 25.6% from the comparable period last year. For the first nine months of 1998, the Company reported sales of $267.6 million, 30.8% higher than sales of $204.6 million for the first nine months of last year. The Company's Country Coach subsidiary shipped 419 Class A motorhomes for the nine months ending September 30,1998 compared to 352 for the same time period last year. The National RV subsidiary shipped 2,334 Class A motorhomes and 297 fifth-wheel units for the nine months ending September 30,1998 compared to 1,856 and 184, respectively, for the same time period last year. The average sales price for Class A motorhomes at the National RV subsidiary increased 5.2% to $70,819 reflecting strong demand for higher-priced motorhomes with slide-out rooms. The average sales price for Class A motorhomes at the Country Coach subsidiary increased 1.6% to $213,685.

   Cost of goods sold of $81.1 million for the third quarter of 1998 resulted in a gross margin of 15.8% compared to a gross margin of 14.4% for the same period last year. Cost of goods sold of $225.6 million for the first nine months of 1998 resulted in a gross margin of 15.7% compared to a gross margin of 13.6% for the same period last year. The gross margin increase was due primarily to manufacturing efficiencies at the Company's National RV subsidiary which operated at a 19.9% higher rate of production than last year.

   Selling expense for the third quarter of 1998 increased to $2.8 million or 2.9% of net sales, compared to $2.5 million or 3.3% of net sales for the same period last year. Selling expense for the first nine months of 1998 increased to $8.1 million or 3.0% of net sales, compared to $6.7 million or 3.3% of net sales for the same period last year. The increase was due primarily to higher sales volume. NATIONAL R.V. HOLDINGS, INC. PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the third quarter of 1998 increased to $1.7 million or 1.7% of net sales, compared to $1.5 million or 2.0% of net sales for the same period last year. General and administrative expense for the first nine months of 1998 increased to $4.7 million or 1.8% of net sales, compared to $4.3 million or 2.1% of net sales for the same period last year.

   As a result of the foregoing, operating income for the third quarter of 1998 increased 53.9% to $10.7 million or 11.0% of net sales, compared to $6.9 million or 9.0% of net sales for the same period last year. Operating income for the first nine months of 1998 increased 75.7% to $28.8 million or 10.8% of net sales, compared to $16.4 million or 8.0% of net sales for the same period last year.

   Net interest expense and other financing related costs for the first nine months of 1998 decreased $141,000.

   As a result of the foregoing, income before income taxes for the third quarter of 1998 increased to $10.7 million or 11.1% of net sales, compared to $6.8 million or 8.9% of net sales for the same period last year. Income before income taxes for the first nine months of 1998 increased to $28.7 million or 10.7% of net sales, compared to $16.2 million or 7.9% of net sales for the same period last year.

   Provision for income taxes for the third quarter of fiscal 1998 was $4.1 million compared to $2.7 million for the same period last year. Provision for income taxes for the first nine months of 1998 was $11.4 million compared to $6.5 million for the same period last year. The effective tax rate for the first nine months of 1998 was 39.7% compared to 40.4% for the same period last year. The decrease was due mainly to apportioning sales to states with lower tax rates and a tax refund in the state of Oregon.

   As a result of the foregoing, net income for the third quarter of 1998 increased to $6.6 million or 6.8% of net sales, compared to $4.1 million or 5.4% of net sales for the same period last year. Net income for the first nine months of 1998 increased to $17.3 million or 6.5% of net sales, compared to $9.7 million or 4.7% of net sales for the same period last year.

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

 Date: November 2, 1998      By /s/ KENNETH W. ASHLEY

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

                  Dependence  on Certain  Dealers;  Concentration  of Dealers in
Certain Regions. Although no one dealer accounted for more than 10% of the Company's net sales during the year ended December 31, 1997 and the nine months ended September 30, 1998, the Company's top ten dealers accounted for approximately 44.7% and 44.4% of the Company's sales during the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, as is typical in the RV industry, a significant portion of the Company's sales are from dealers located in states in the western part of the United States. Consequently, the Company's sales could be materially adversely affected by a general downturn in economic conditions or other material events in such region.

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

                  Potential Liabilities Under Repurchase Agreements. As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to purchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The risk of loss, however, is spread over many dealers and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Although losses under these agreements have not been significant in the past, if the

Company were obligated to repurchase a significant number of RVs in the future, it could result in losses and a reduction in new RV sales. The Company's contingent obligations under repurchase agreements vary from period to period and totalled approximately $74.5 million as of December 31, 1997.

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

                  Control by Affiliates. As of October 1, 1998, affiliates of Siegler, Collery & Co., a New York-based investment firm ("Siegler Collery"), beneficially owned approximately 12.9% of the outstanding shares of Common Stock. Gary N. Siegler, Chairman of the Board and a director of the Company, controls each of these affiliates. In addition, as of October 1, 1998, the executive officers and directors of the Company as a group beneficially own approximately 27.3% of the outstanding shares of Common Stock. As a result of such ownership, Mr. Siegler, individually, and the executive officers and directors, as a group, have the ability to exert significant influence on the Company's policies, the election of directors and the authorization of certain transactions that require stockholder approval.

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