Form 10-K
period 1998-12-31
NATIONAL RV HOLDINGS INC
filed 1999-03-30
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) OR [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                      For the year ended December 31, 1998
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
  (Address of principal executive offices)               (Zip Code)
       Registrant's telephone number, including area code: (909) 943-6007
           Securities registered pursuant to Section 12(b) of the Act:
   Common Stock, par value $.01 per share         New York Stock Exchange
     (Title of class)                (Name of each Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X               No___

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 23, 1999 was approximately $202,223,415.

 The number of shares outstanding of the Registrant's common stock, as of March 23, 1999, was 10,356,972.

Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART I

Item 1.  Business of the Registrant

General

          National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. Through its National R.V., Inc ("NRV") subsidiary, the Company designs, manufactures and markets Class A motorhomes and fifth-wheel travel trailers under brand names including Dolphin, Sea Breeze, Tropi-Cal, Tradewinds, and Sea View. Through its Country Coach, Inc. ("CCI") subsidiary, the Company designs, manufactures and markets high-end (Highline) Class A motorhomes and bus conversions under brand names including Concept, Affinity, Magna, Intrigue and Allure. The Company, which began manufacturing recreational vehicles ("RVs") in 1964, is the fifth largest domestic manufacturer of Class A motorhomes and sells its motorhomes through a network of 208 dealer locations in 38 states, Canada and Europe.

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

     Trends and Demographics

         According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 1998 increased 15.0% to 292,700 from 254,500 in 1997. The aggregate wholesale value of these 1998 shipments was $6.7 billion, with Class A motorhomes comprising $3.3 billion or 48.7% of the total and fifth-wheel travel trailers comprising $1.1 billion or 17.0% of the total. Unit shipments of Class A motorhomes in 1998 increased 14.1% to 42,900 from 37,600 in 1997. The average wholesale price of Class A motorhomes increased in 1998 to $75,754 from $69,925 in 1997. Unit shipments of fifth-wheel travel trailers increased 7.0% in 1998 to 56,500 from 52,800 in 1997. The average wholesale price of fifth-wheel travel trailers increased in 1998 8.4% to $20,119 from $18,558 in 1997.

         While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has undergone a consolidation. Between 1992 and 1998, the number of Class A motorhome manufacturers declined from 45 to 25.

In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 82.5% to 92.5%.

         RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a University of Michigan study, approximately 8.6 million households (or 9.8% of all households) in the United States owned RVs in 1997, up from 8.2 million in 1993, 7.7 million in 1988 and
5.8 million in 1980. In addition, the study indicated that 67% of all current RV owners and 25% of all former RV owners plan to purchase another RV in the future. This study further indicated that 65% of RVs purchased are used (RVIA and market share statistics reflect new product sales only) with more than 34% of these used RVs older than 15 years. The eventual scrappage of these older units is expected to result in an increasing proportion of new product sales over the next ten years.

         Ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 16.4% of households in this category owning RVs. The number of households in this group, which constitutes the Company's primary target market, is projected to grow by 8.0 million households, or 63% from 1997 to 2010 as compared to total growth of 14.9 million households, or 14.9%. Baby Boomers are defined as those born between the years 1946 and 1964, and thus the leading edge of the Baby Boomer generation began turning 50 in 1996. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 50 to 65 age group for RV sales, they represent the potential for a secular uptrend in the RV industry.

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

         Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers twelve distinct lines of RVs, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $42,000 to $1,000,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

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

         Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 1998, the Company was the third largest manufacturer of Highline motorhomes, with approximately 14.8% of this market, up from 12.1% in 1997. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products and expanding its production capacity in order to target the market's growing population and satisfy the desire of many current RV owners to purchase more upscale vehicles.

         Identifying and Acquiring Related Businesses Serving Niche Markets. As illustrated by the Company's 1996 acquisition of Country Coach, the Company plans to expand its business through the strategic acquisition of targeted businesses in the RV industry and related areas. The Company will target acquisitions which it believes will result in expansion of the Company's product lines and/or enhancement of operating efficiencies.

Business

     Products

         The Company's product strategy is to offer the highest value RVs across a wide range of retail prices to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. The Company's National RV subsidiary currently manufactures Class A motorhomes under its Dolphin, Sea Breeze, Tropi-Cal, Tradewinds, Sea View and Surf Side brand names and a line of fifth-wheel travel trailers under the Sea Breeze brand name. The Company's Country Coach subsidiary currently manufactures Highline motorhomes under the Concept, Affinity, Magna, Intrigue and Allure brand names and bus conversions under the Country Coach Prevost Conversion brand name.

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

         Country Coach Prevost Conversion. Built on the 40' and 45' LeMirage XL or the H3-45 VIP chassis, the Country Coach Prevost Conversion combines creative floor plans with fully custom interiors and stunning one-of-a kind exteriors. Among its many features are computerized touch pad switching, computerized air leveling, and a voice synthesized monitoring system. Slide-out floor plans provide expanded living space in a conversion with every imaginable comfort or amenity. Suggested retail prices start at $659,000. The Country Coach Prevost Conversion was introduced in 1979.

         Concept. Completely custom and all-electric, the 40' and 45' wide-body bus-style Concept is built from the ground up on the DynoMax chassis and is powered by a 500 horsepower Detroit Diesel Series 60 engine. The Concept's Pentium computer-driven digital dash features a Global Positioning System (GPS). Alpha and Omega floorplans incorporate fully custom interior schemes and Euro-styled Vitricor or laminate cabinetry. Suggested retail prices start at $525,910. The Concept was introduced in 1988.

         Affinity. Built on the DynoMax chassis, the 38', 40' and new 42' models feature the CAT 455 horsepower C-12 engine. The wide-body, bus-style Affinity offers 12 exterior color combinations (or choose custom colors) with seven custom graphic schemes. Galley slide floor plans are available. Six designer coordinated interior schemes (or customize) are offered with 13 floor plan combinations. The 42' Affinity with a liftable tag axle and dual-slide floor plan, the Bed & Breakfast, debuted in the 1999 model year. Suggested retail prices start at $361,200. The Affinity was introduced in 1991.

         Magna. In 36', 38' and 40' lengths, the wide-body, bus-style Magna is built on the DynoMax diesel-powered chassis featuring the Cummins 350 horsepower engine or CAT C-10 385 horsepower engine. Over 15 floor plan combinations and six designer coordinated interior packages (modify or completely customize) complement the 12 exterior color combinations (or choose custom exterior graphics). Full size living room slides and new galley slides maximize interior living. Suggested retail prices start at $272,450. The Magna was introduced in 1991.

         Intrigue. The wide-body, bus-style Intrigue, in 32", 36' and 40' lengths, is built on the DynoMax chassis and is powered by the Cummins 330 or 350 horsepower engine. It features custom crafted cabinetry with three color coordinated interior packages and 23 floor plan arrangements. Full size living room slides and new galley slides are available. Suggested retail prices start at $191,100. The Intrigue was introduced in 1994.

         Allure. This entry level wide-body Highline motorcoach, in 32', 36' and 40' lengths, is built on the DynoMax chassis. The Allure is powered by the Cummins 275 or 330 horsepower engine and features painted graphics, clear coat and bus-style aerodynamics. Offering three designer coordinated interior packages and 17 floor plan combinations, the Allure is available with full size living room slides and galley slides. Suggested retail prices start at $161,950. The Allure was introduced in 1995.

         Tradewinds. The Tradewinds is available in three floorplans on a diesel powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. All models are produced in 36 foot lengths and are available with a choice of oak or walnut interiors. Suggested retail prices range from $145,000 to $147,000.

         Dolphin. The Dolphin is available in seven floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The

Dolphin models are produced in 33 to 37 foot lengths and have suggested retail prices that range from $90,000 to $100,000.

         Tropi-Cal. The Tropi-Cal is a wide-body bus-style motorhome outfitted similar to the Dolphin with certain distinct features, exterior styling and floorplans. The Tropi-Cal is available in seven floorplans on a gas-powered chassis and  produced  in 33 to 37 foot  lengths.  All models have an  automatic slide-out feature that expands the interior of the motorhome and adds approximately 36 square feet of additional living space.
Suggested retail prices range from approximately $93,000 to $104,000.

         Sea Breeze. The Sea Breeze is a moderately-priced, bus-style motorhome, built on a gas-powered chassis. The Sea Breeze has lower exterior height, offering partial basement storage. A premium model is produced under the "Limited" name and has as standard features Corian countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze is produced in 29, 31 and 33 foot lengths. Suggested retail prices range from approximately $66,000 to $75,000. The Sea Breeze was introduced in May 1992.

         Sea View. The Sea View is available in four floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The Sea View models are produced in 31 to 34 foot lengths and have suggested retail prices that range from $82,000 to $87,000.

          Surf Side. The Surf Side is available in one floorplan on a gas-powered chassis. This full-basement wide-body, bus-style motorhome is 31 feet long and has a suggested retail price of $65,000.

          Sea Breeze Fifth-Wheel Travel Trailer. The Sea Breeze fifth-wheel travel trailer comes in eight floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 29 to 37 foot lengths. Suggested retail prices range from $42,000 to $51,000.

     Planned Product Introductions

         During 1999, NRV will develop a 40 foot Highline galley slide motorhome built on a Country Coach DynoMax chassis with a retail price of approximately $200,000. A new Tradewinds model will be developed on a Spartan chassis. A slide-out floorplan will be developed in the narrow-body Sea Breeze line.

         During 1999, CCI will develop a new generation Prevost bus conversion with a "double-slide" floorplan.

     Distribution and Marketing

         The Company markets NRV products through a network of 188 dealer locations in 38 states, Canada and Europe. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 20 dealer locations. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required and the tendency of Highline customers to make destination-type purchases. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has demonstrated high standards for service.

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

          Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and if the "floor plan" lender has repossessed the unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 1998, the Company's contingent liability under these agreements was approximately $88.3 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.

          Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the deferral of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.


 Manufacturing Facilities and Production

         NRV owns and operates a 400,000 square foot manufacturing facility located on approximately 30 acres in Perris, California. NRV owns another 19 acres of land in Perris to be used for future expansion. CCI leases and operates manufacturing facilities totaling 386,000 square feet located on approximately 40 acres in Junction City, Oregon.

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

Product Development

         The Company utilizes a combined research and development staff of 93 employees who concentrate on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps and storage doors, are produced and tested. Upon completion and acceptance of the prototypes, the new products or components are integrated into the production process. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Research and development expenses were $3,050,000, $2,711000 and $1,077,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


Arrangements with Chassis Suppliers

         NRV purchases chassis which are manufactured by Ford Motor Company and the Chevrolet Motor Division of General Motors Corporation pursuant to agreements with finance companies affiliated with such suppliers. NRV has a finance agreement with Freightliner Custom Chassis Corporation for the purchase of diesel pusher chassis. The chassis supplied by Freightliner Custom Chassis Corporation is the only rear engine diesel-powered chassis used by NRV in its motorhomes, although other manufacturers of rear engine diesel-powered chassis exist. CCI manufactures its own chassis, the DynoMax, which is used as the base upon which all motorhomes are built. The Company takes advantage of cash discounts, for payment upon delivery, that are generally provided for in the agreements. Such financing agreements generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time experiences short-term shortages of chassis.

Backlog

          The Company's backlog of orders was $168.8 million as of February 28, 1999 and $98.4 million as of February 28, 1998. All backlog orders are subject to cancellation. To the extent not canceled, the Company expects that its backlog as of February 28, 1999 will be filled within 60 days at NRV and one year at CCI of such date.

Competition

          The motorhome market is intensely competitive, with a number of other manufacturers selling products which compete with those of the Company. According to Statistical Surveys, Inc., the two leading manufacturers accounted for approximately 42.1% and 45.0% of total retail units sold in the Class A motorhome market during 1998 and 1997, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product sales has increased from 1.9% in 1992 to 3.4% in 1993, 4.0% in 1994, 4.2% in 1995, 6.1% in 1996, 7.8% in 1997, and 8.2% in 1998.

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

Product Warranty

          The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship, excluding the chassis and certain specified components which are separately warranted by the Company's suppliers. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty period covers the lesser of one year or 18,000 miles. The Company's warranty reserve was $5.8 million at December 31, 1998, which the Company believes sufficient to cover warranty claims.

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

Employees

          As of February 28, 1999, the Company employed a total of 1,903 people, of which 1,678 were involved in manufacturing, 66 in administration, 93 in research and development and 66 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2.  Properties

         The Company owns and operates a 400,000 square foot manufacturing facility located on approximately 30 acres in Perris, California utilized by NRV. The Company owns another 19 acres of land in Perris that will be used for future expansion. During 1998, the Company purchased 10 acres of land and a 110,000 sq. ft. production facility in Junction City, Oregon previously held under lease by CCI. The Company also leases and operates manufacturing facilities totaling 276,000 square feet located on approximately 30 acres in Junction City, Oregon utilized by CCI. The Company believes that present facilities are well maintained and in good condition. The plants are currently operating at approximately 70% capacity.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which the Company is a party.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         On December 14, 1998, the Company's Common Stock, par value $.01 per share (the "Common Stock"), began trading on the New York Stock Exchange under the symbol NVH, and prior to such date traded on the Nasdaq National Market under the symbol NRVH since September 30, 1993. Prior to that time, there was no public market for the Common Stock. In July 1998, the Company declared a 3-for-2 stock split paid on July 24, 1998. The following table sets forth, for the calendar quarters indicated, the high and low sale prices for the Common Stock as furnished by the Nasdaq National Market after giving retroactive effect to such 3-for-2 stock dividend.

                                  1998         High              Low
First Quarter                                $ 29.69           $ 16.94
Second Quarter                                 30.81             21.38
Third Quarter                                  33.67             17.56
Fourth Quarter                                 28.00             13.13
                                  1997         High              Low
First Quarter                                $ 10.00           $  8.31
Second Quarter                                 10.75              7.69
Third Quarter                                  14.56             10.06
Fourth Quarter                                 22.75             12.69

         On March 22, 1999, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $22.94 per share. As of March 22, 1999, there were 83 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

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

Item 6.  Selected Financial Data
         SELECTED CONSOLIDATED FINANCIAL INFORMATION
         (In thousands, except per share and unit amounts)

                                                                                             Seven Months
                                                            Years Ended                        Ended        Fiscal Years Ended
                                                            December 31,                     December 31,         May 31,
                                                ------------------------------------------- ------------ ----------------------
                                                  1998      1997       1996       1995         1995        1995       1994
                                                --------- ---------- --------- ------------ ------------ --------- ------------
                                                                             (Unaudited) (5)
Operations Data:
Net sales                                       $360,326  $ 285,951  $137,101     $ 89,397     $ 53,062  $ 81,379     $ 71,749
Cost of sales                                    302,098    245,763   118,643       78,089       46,864    70,459       62,115
                                                --------- ---------- --------- ------------ ------------ --------- ------------
  Gross profit                                    58,228     40,188    18,458       11,308        6,198    10,920        9,634
Selling expenses                                  11,154      9,518     4,209        2,643        1,586     2,399        2,019
General and administrative expenses                6,586      5,649     2,899        2,455        1,233     2,243        1,706
Amortization of intangibles (1)                      413        413        80            -            -         -          278
                                                --------- ---------- --------- ------------ ------------ --------- ------------
Operating income                                  40,075     24,608    11,270        6,210        3,379     6,278        5,631
Interest (income) expense, net                      (280)       222       111            3          (15)       (8)         281
Other financing related costs                        213        113       149          178          136       132          233
Gain on early extinguishment of debt                   -          -         -            -            -         -         (226)
Gain on sale of land and equipment                     -          -         -            -            -       (23)          (1)
                                                --------- ---------- --------- ------------ ------------ --------- ------------
Income before income taxes and extraordinary item 40,142     24,273    11,010        6,029        3,258     6,177        5,344
Provision for income taxes                        16,033      9,767     4,405        2,387        1,324     2,443        2,212
                                                --------- ---------- --------- ------------ ------------ --------- ------------
Net income before extraordinary items             24,109     14,506     6,605        3,642        1,934     3,734        3,132
Loss on investment in marketable equity securities     -          -         -         (958)           -      (958)           -
Gain on early extinguishment of debt                   -          -         -          342          342         -            -
                                                --------- ---------- --------- ------------ ------------ --------- ------------
Net income                                      $ 24,109   $ 14,506   $ 6,605      $ 3,026      $ 2,276   $ 2,776      $ 3,132

Basic earnings per common share:
  Income before extraordinary items               $ 2.35     $ 1.55    $ 0.92       $ 0.51       $ 0.28    $ 0.51       $ 0.52
  Extraordinary items                                  -          -         -        (0.09)        0.05     (0.13)           -
                                                --------- ---------- --------- ------------ ------------ --------- ------------
    Net income                                    $ 2.35     $ 1.55    $ 0.92       $ 0.42       $ 0.33    $ 0.38       $ 0.52
Diluted earnings per common share:
  Income before extraordinary items               $ 2.11     $ 1.40    $ 0.84       $ 0.50       $ 0.27    $ 0.49       $ 0.51
  Extraordinary items                                  -          -         -        (0.09)        0.04     (0.12)           -
                                                --------- ---------- --------- ------------ ------------ --------- ------------
    Net income                                    $ 2.11     $ 1.40    $ 0.84       $ 0.41       $ 0.31    $ 0.37       $ 0.51
Weighted average number of common shares outstanding:
  Basic                                           10,263      9,365     7,190        7,070        6,915     7,290        6,006
  Diluted                                         11,423     10,390     7,887        7,268        7,301     7,544        6,078
Other Data:
Class A units sold                                 3,652      3,039     2,042        1,504          905     1,476        1,413
Class C units sold (2)                                 -          -         -            -            -         -          143
Fifth-Wheel Travel Trailers sold                     410        258       210          299          132       217            -
Balance Sheet Data:
Total assets (3)                               $ 117,739   $ 87,204  $ 68,050     $ 34,308     $ 34,308  $ 41,592     $ 45,972
Working capital                                   63,480     39,271    29,553       15,080       15,080    15,482       17,695
Long-term debt (4)                                 1,700      6,703     7,272        7,034        7,034    16,282       16,629
Stockholders' equity                              94,489     60,958    45,532       18,625       18,625    18,389       19,585

 (1) Reflects the amortization of the costs relating to the acquisition of NRV by the Company, on May 26, 1989 (the "Acquisition") and goodwill related to the acquisition of CCI on November 6, 1996, over five and twenty years, respectively, from May 26, 1989. The Acquisition was accounted for as a purchase transaction.
(2)      The Company ceased manufacturing Class C motorhomes in January 1994
(3) Includes a $13.8 million restricted cash account funded by the Company at the time of the Acquisition, which was reduced to $13.5 million at the time of a restructuring effected in 1991, to secure $13.5 million of notes (the "Secured Sellers' Notes") issued by the Company to the sellers of NRV. The restricted cash was used to pay the notes in full on September 1, 1995.
(4)      Includes the Secured Sellers' Notes.
(5) In 1995, the Company changed its fiscal year end from May 31 to December 31.

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

Results of Operations

         The following table sets forth for the periods indicated the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
Consolidated Statement of Income:

                                                 Percentage of Net Sales
                                                      Years Ended
                                                      December 31,
                                              -----------------------------
                                                1998       1997       1996
                                              --------   --------   -------

Net sales                                      100.0 %    100.0 %   100.0 %
Cost of sales                                   83.8       86.0      86.5
                                              --------   --------   -------
Gross profit                                    16.2       14.0      13.5
Selling                                          3.1        3.3       3.1
General and administrative                       1.9        2.0       2.1
Amortization of intangibles                      0.1        0.1       0.1
                                              --------   --------   -------
Operating income                                11.1        8.6       8.2
Interest (income) expense, net                  (0.1)       0.1       0.1
Other financing related costs                    0.1        0.0       0.1
                                              --------   --------   -------
Income before income taxes                      11.1        8.5       8.0
Provision for income taxes                       4.4        3.4       3.2
                                              --------   --------   -------
Net income                                       6.7        5.1       4.8

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales in 1998  increased  by $74.4  million,  or 26.0%,  from 1997.
NRV's sales of Class A motorhomes increased 558 units, or 22.0%, in 1998 to 3,097 units compared to 2,539 units in 1997, and the average sales price increased 5.3% reflecting strong demand for higher-priced motorhomes with slide-out rooms. Sales of fifth-wheel travel trailers increased 152 units, or 58.9%, in 1998 to 410 units compared to 258 units in 1997. CCI's unit sales increased 55 units, or 11.0%, in 1998 to 555 units compared to 500 units in 1997.

         Cost of goods sold in 1998 increased by $56.3 million, or 22.9%, from 1997 resulting primarily from increased net sales. Gross profit margin was 16.2% in 1998 compared to 14.0% in 1997. The increase resulted primarily from manufacturing efficiencies realized from operating at a higher production level.

         Selling expenses in 1998 increased by $1.6 million, or 17.2%, from 1997 primarily due to the increase in net sales. As a percentage of net sales, selling expenses decreased to 3.1% in 1998 from 3.3% in 1997.

         General and administrative expenses in 1998 increased by $0.9 million, or 16.6%. As a percentage of net sales, general and administrative expenses decreased to 1.9% in 1998 from 2.0% in 1997.

         Amortization of intangibles were $0.4 million in 1998 and 1997.

         As a result of the foregoing, operating income in 1998 increased by $15.5 million, or 62.9%, to $40.0 million. As a percentage of net sales, operating income increased to 11.1% in 1998 from 8.6% in 1997.

         Other expenses (income), which includes net interest expense and other financing related costs, decreased by $402,000 to $67,000 of income in 1998 from $335,000 of expense in 1997. The change was primarily due to a $321,000 increase in interest income resulting from increased cash balances.

         As a result of the foregoing, income before income taxes in 1998 increased $15.9 million, or 65.4%, from 1997 to $40.1 million. As a percentage of net sales, income before income taxes increased to 11.1% from 8.5% in 1997.

         Provision for income taxes in 1998 and 1997 was $16.0 million and $9.8 million, respectively, representing a $6.2 million increase. The effective tax rate in 1998 was 39.9% compared to 40.2% in 1997.

         As a result of the foregoing, net income increased $9.6 million, or 66.2%, to $24.1 million from $14.5 million in 1997. As a percentage of net sales, net income increased to 6.7% from 5.1% in 1997.

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

         Cost of goods sold in 1997 increased by $127.1 million, or 107.1%, from 1996 resulting primarily from increased net sales. Gross profit margin was 14.0% in 1997 compared to 13.5% in 1996. The increase resulted primarily from manufacturing efficiencies realized from operating at a higher production level.

         Selling expenses in 1997 increased by $5.3 million, or 126.1%, from 1996 primarily due to including a full year of expense at CCI compared to only two months in 1996. Increases at NRV were due to commissions resulting from the increase in net sales and increased promotional costs. As a percentage of net sales, selling expenses increased to 3.3% in 1997 from 3.1% in 1996. CCI incurs higher selling costs which is typical in the highline motorhome market.

         General and administrative expenses in 1997 increased by $2.8 million, or 94.9%, due to including a full year of expense at CCI compared to only two months in 1996. As a percentage of net sales, general and administrative expenses decreased to 2.0% in 1997 from 2.1% in 1996.

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

         Other expenses (income), which includes net interest expense and other financing related costs, increased by $75,000, or 28.8%, to $335,000 in 1997 from $260,000 in 1996.

         As a result of the foregoing, income before income taxes in 1997 increased $13.3 million, or 120.5%, from 1996 to $24.3 million. As a percentage of net sales, income before income taxes increased to 8.5% from 8.0% in 1996.

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

Liquidity and Capital Resources

         During 1998, the Company financed its operations primarily through its existing cash and income from operations. At December 31, 1998, the Company had working capital of $63.5 million compared to $39.3 million at December 31, 1997. This increase of $24.2 million was primarily due to a $6.9 million increase in cash, $9.3 million increase in accounts receivable, and a $9.3 million increase in inventory, partially offset by a $2.5 million increase in accrued expenses. The increase in accrued expenses was due primarily to a $1.8 million increase in warranty reserve and a $1.1 million increase in workers' compensation reserve. Net cash provided by operating activities was $15.6 million for the year ended December 31, 1998.

         During the year ended December 31, 1998, net cash used in investing activities was $6.7 million and includes $6.4 million of capital expenditures, related primarily to $1.6 million of building improvements at NRV and the exercise of a $2.1 million real estate purchase option at CCI.

         During the twelve months ended December 31, 1998, net cash used by financing activities was $2.0 million due mainly to a $5.3 million reduction in long-term debt partially offset by proceeds from the exercise of Company stock options and warrants.

         As of December 31, 1998, the Company had short-term debt of $0.2 million and long-term debt of $1.7 million. Short-term debt consisted of current maturities of the Company's long-term debt. At December 31, 1998, long-term debt consisted primarily of the Company's industrial development revenue bond issue used for the 1985 construction of the NRV facility.

         The Company and its subsidiaries have two separate revolving credit facilities aggregating $40 million with Union Bank of California (the "Bank"). The Company's $20 million credit facility will be available to finance potential acquisitions. The Company's two subsidiaries, NRV and CCI, jointly entered into a separate $20 million credit facility which will be available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the credit facilities will bear interest at the Bank's prime rate or at a LIBOR-based rate. Both credit facilities are secured by substantially all of the assets of the Company and its subsidiaries and contain, among other provisions, certain financial covenants, including net worth and debt covenants. At December 31, 1998, no amounts were outstanding under these revolving credit facilities.

         On March 23, 1999, the Company received $2.55 million as a partial distribution in respect of its limited partnership interest in Dune Jet Services, L.P. See Note 11 to the Consolidated Financial Statements.

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

Year 2000 Date Conversion

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

Forward Looking Statements

         Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the Company's dependence on chassis suppliers; the integration by the Company of acquired businesses and the management of growth; potential liabilities under repurchase agreements; competition; government regulation; product liability; dependence on key personnel and dependence on certain dealers and concentration of dealers in certain regions. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                                    PART III

Item 10.  Directors and Officers of the Registrant.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Party Transactions.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, which information is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K.

         (a)      List of Documents filed as part of this Report

               1. Financial Statements:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1998 and 1997

                  Consolidated Statements of Income for the years ended
                    December 31, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows for the years ended
                    December 31, 1998, 1997, and 1996

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

                  Notes to Consolidated Financial Statements

                 2.  Financial Statement Schedules

                  Schedule VIII - Valuation and Qualifying Accounts

                 3.  Exhibits

                     (b) Reports on Form 8-K:

                           None

Designation
of Exhibit                    Description of Exhibit

 3.1     The Company's Restated Certificate of Incorporation. (2)
 3.2     The Company's By-laws. (2)
 4.1     Specimen-Certificate of Common Stock. (1)
10.1 Loan Agreement, dated as of December 1, 1985, between NRV and The Industrial Development Authority of the County of Riverside (the "Authority"). (1)

10.2     Security Agreement, dated as of December 1, 1985, by and among NRV, the Authority and Union Bank. (1)
10.3     Pledge and Security Agreement, dated as of December 1, 1985, between
           NRV and Union Bank. (1)
10.4     Employment Agreement, dated as of October 29, 1991, between NRV and Wayne Mertes. (1)
10.5     Amendment to Employment Agreement, dated as of July 1, 1993, between
           NRV and Wayne Mertes. (1)
10.6     Agreement, dated October 4, 1988, between NRV and Ford Motor Company.
           (1)
10.7     Pool Company Wholesale Finance Plan Application for Wholesale
           Financing and Security Agreement, dated June 26, 1990, between
           NRV and Ford Motor Credit Company ("Ford Credit"). (1)
10.8     Continuing Guaranty of the Company for the benefit of Ford Credit. (1)
10.9     Inventory Loan and Security Agreement, dated October 14, 1988, between
           NRV and General Motors Acceptance Corporation ("GMAC"). (1)
10.10    Amendment to Inventory Loan and Security Agreement, effective as of
           November 19, 1991, between NRV and GMAC. (1)
10.11    Agreement, effective September 27, 1991, between NRV and Chevrolet
           Motor Division, General Motors Corporation. (1)
10.12    National R.V. Holdings, Inc. 1993 Stock Option Plan. (1)
10.13    Stock Purchase Agreement, dated as of October 11, 1991, by and among the Company, Wayne Mertes and Michael Butler. (1)
10.14    National R.V. Holdings, Inc. 1993 Option Plan. (2)
10.15    Second Amendment to Employment Agreement, dated May 23, 1993, between the Company and Wayne Mertes. (3)
10.16    First Amendment to Loan Agreement between Industrial Development
           Authority of the County of Riverside and NRV dated February 1, 1995.
           (4)
10.17    First Amendment to Letter of Credit and Reimbursement Agreement between
           NRV and Union Bank dated as of December 1, 1993. (4)
10.18    Ford Authorized Converter Pool Agreement dated June 12, 1990, between
           NRV and Ford Motor Company. (4)
10.19    First Amendment to Ford Authorized Converter Pool Agreement between NRV and Ford Motor Company effective July 1, 1990. (4)
10.20    Second Amendment to Ford Authorized Converter Pool Agreement between
           NRV and Ford Motor Company dated June 30, 1994. (4)
10.21    Motor Home Manufacturers Incentive Agreement dated June 30, 1994, between NRV and Chevrolet Motor Division, General Motors Corporation.
           (4)
10.22    Addendum to Agreement for Wholesale Financing between NRV and ITT
           Commercial Finance Corp. dated July 8, 1993. (4)
10.23    Loan Agreement, dated as of December 1, 1995, between NRV and
           California Economic Development Financing Authority. (5)

10.24    Second Amendment to Ford Authorized Converter Pool Agreement, effective
           August 14, 1995 between the NRV and Ford Motor Company. (5)
10.25    1995 Stock Option Plan. (5)
10.26    Payment terms with Freightliner Custom Chassis Corporation. (5)
10.27    Third Amendment to Employment Agreement, dated October 31,1996, between the Company and Wayne M. Mertes. (7)
10.28    Rights Plan Agreement with Continental Stock Transfer & Trust Company.
           (6)
10.29    Employment Agreement dated November 6, 1996, between CCI and Robert B.
           Lee. (7)
10.30    1996 Stock Option Plan. (7)
10.31    Revolving Credit Agreement, dated as of July 28, 1997, between the
           Company and Union Bank of California, N.A.  (8)
10.32    Revolving Credit Agreement, dated as of July 28, 1997, among National
           R.V., Inc. and Country Coach, Inc. and Union Bank of California, N.A.
           (8)
10.33    1997 Stock Option Plan (9)
10.34    Second Amended and Restated Agreement of Limited Partnership Agreement
           of Dune Jet Services, L.P. dated as of July 9, 1997 between Dune Jet Services, Inc. and the Company. (9)
10.35    Fourth Amendment to Employment Agreement, dated October 31,1998, between  the Company and Wayne M. Mertes.
21.1     List of Subsidiaries. (9)
23.1     Consent of PricewaterhouseCoopers LLP
99       Forward Looking Statements. (10)
---------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on June 7, 1994
         (File No. 33-79900).
(4) Previously filed as an exhibit to the Company's Form 10-K for the year ended May 31, 1995 filed on August 28, 1995.
(5) Previously filed as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(6) Incorporated by reference from Form 8-A declared effective on August 26, 1996.
(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.
(8) Incorporated by reference from the Company's Form 10-Q for the nine months ended September 30, 1997.
(9) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.

(10) Incorporated by reference from the Company's Form 10-Q for the nine months ended September 30, 1998.

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL R.V. HOLDINGS, INC.

Dated: March 29, 1999                       By  /s/ Wayne M. Mertes
                                              --------------------------------
                                                 Wayne M. Mertes,
                                                   President and
                                                   Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Capacity in Which Signed                 Date

/s/ Gary N. Siegler         Chairman of the Board               March 29, 1999
     Gary N. Siegler

/s/ Wayne M. Mertes         Chief Executive Officer             March 29, 1999
     Wayne M. Mertes        and Director (Principal
                            Executive Officer)

/s/ Robert B. Lee           Director                            March 29, 1999
     Robert B. Lee

/s/ Kenneth W. Ashley       Chief Financial Officer (Principal  March 29, 1999
     Kenneth W. Ashley      Accounting and Financial Officer)

/s/ Stephen M. Davis        Director and Secretary              March 29, 1999
     Stephen M. Davis

/s/ Neil H. Koffler         Director                            March 29, 1999
     Neil H. Koffler

/s/ Doy B. Henley           Director                            March 29, 1999
     Doy B. Henley

/s/ Greg McCaffery          Director                            March 29, 1999
     Greg McCaffery

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Los Angeles, CA
February 12, 1999

                                                    NATIONAL R.V. HOLDINGS, INC.
                                                     CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                             1998                    1997
                                                                    -------------------    -------------------
                              ASSETS
Current assets:
     Cash and cash equivalents                                            $ 10,446,000            $ 3,542,000
     Receivables, less allowance for doubtful accounts
       ($188,000 and $180,000, respectively)                                20,719,000             11,388,000
     Inventories                                                            46,832,000             37,543,000
     Deferred income taxes                                                   3,883,000              2,741,000
     Prepaid expenses                                                          809,000              1,375,000
                                                                    -------------------    -------------------
        Total current assets                                                82,689,000             56,589,000
Goodwill - net                                                               7,365,000              7,778,000
Property, plant and equipment, net                                          24,341,000             19,817,000
Other                                                                        3,344,000              3,020,000
                                                                    -------------------    -------------------
                                                                          $117,739,000           $ 87,204,000
                                                                    ===================    ===================
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                    $    166,000           $    554,000
     Accounts payable                                                        8,771,000              9,006,000
     Accrued expenses                                                       10,272,000              7,758,000
                                                                    -------------------    -------------------
       Total current liabilities                                            19,209,000             17,318,000
Deferred income taxes                                                        2,341,000              2,225,000
Long-term debt                                                               1,700,000              6,703,000
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000 shares
       authorized, 4,000 issued and outstanding                                      -                      -
     Common Stock, $.01 par value, 25,000,000 shares
       authorized, 10,322,837 and 9,467,034 issued and
       outstanding, respectively                                               103,000                 63,000
     Additional paid-in capital                                             44,645,000             35,263,000
     Retained earnings                                                      49,741,000             25,632,000
                                                                    -------------------    -------------------
       Total stockholders' equity                                           94,489,000             60,958,000
                                                                    -------------------    -------------------
                                                                          $117,739,000           $ 87,204,000
                                                                    ===================    ===================



                 See Notes to Consolidated Financial Statements

                                                   NATIONAL R.V. HOLDINGS, INC.
                                                CONSOLIDATED STATEMENT OF INCOME

                                                                           Year Ended
                                                                           December 31,
                                                      ---------------------------------------------------------
                                                            1998               1997               1996
                                                      ------------------ ------------------ ------------------
Net sales                                                  $360,326,000       $285,951,000       $137,101,000
Cost of goods sold                                          302,098,000        245,763,000        118,643,000
                                                      ------------------ ------------------ ------------------
     Gross profit                                            58,228,000         40,188,000         18,458,000
                                                      ------------------ ------------------ ------------------
Selling expenses                                             11,154,000          9,518,000          4,209,000
General and administrative expenses                           6,586,000          5,649,000          2,899,000
Amortization of intangibles                                     413,000            413,000             80,000
                                                      ------------------ ------------------ ------------------
     Total operating expenses                                18,153,000         15,580,000          7,188,000
                                                      ------------------ ------------------ ------------------
     Operating income                                        40,075,000         24,608,000         11,270,000
Other expenses (income):
     Interest income                                           (434,000)          (113,000)          (246,000)
     Interest expense                                           154,000            335,000            357,000
     Other financing related costs                              213,000            113,000            149,000
                                                      ------------------ ------------------ ------------------
       Total other expenses (income)                            (67,000)           335,000            260,000
                                                      ------------------ ------------------ ------------------
     Income before income taxes                              40,142,000         24,273,000         11,010,000
Provision for income taxes                                   16,033,000          9,767,000          4,405,000
                                                      ------------------ ------------------ ------------------
     Net income                                             $24,109,000        $14,506,000        $ 6,605,000
                                                      ================== ================== ==================

Earnings per common share:
     Basic                                                       $ 2.35             $ 1.55             $ 0.92
     Diluted                                                     $ 2.11             $ 1.40             $ 0.84

Weighted average number of shares:
     Basic                                                   10,263,157          9,364,574          7,190,003
     Diluted                                                 11,423,471         10,389,640          7,887,104


                 See Notes to Consolidated Financial Statements

                                                 NATIONAL R.V. HOLDINGS, INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     Year Ended
                                                                                     December 31,
                                                                 ---------------------------------------------------------
                                                                       1998              1997               1996
                                                                 -----------------  ----------------  -----------------

Cash flows from operating activities:
     Net income                                                       $24,109,000       $14,506,000        $ 6,605,000
         Adjustments to reconcile net income to
            net cash provided by operating activities:
         Depreciation                                                   1,880,000         1,322,000            516,000
         Amortization of intangibles                                      413,000           413,000             80,000
         Tax benefit related to exercise of stock options               6,021,000                 -                  -
         Changes in assets and liabilities:
            (Increase) decrease in receivables                         (9,331,000)       (5,866,000)         2,567,000
            Increase in inventories                                    (9,289,000)       (3,528,000)        (6,249,000)
            Decrease (increase) in prepaid expenses                       566,000          (143,000)          (251,000)
            (Decrease) increase in accounts payable                      (235,000)        1,270,000         (1,421,000)
            Increase in accrued expenses                                2,514,000         4,020,000             13,000
            Decrease in deferred income taxes                          (1,026,000)         (959,000)          (350,000)
                                                                 -----------------  ----------------  -----------------
           Net cash provided by operating activities                   15,622,000        11,035,000          1,510,000
Cash flows from investing activities:
     Payment for CCI acquisition costs                                          -                 -           (437,000)
     Increase in other assets                                            (324,000)       (2,885,000)
     Capital expenditures                                              (6,404,000)       (5,597,000)        (5,141,000)
                                                                 -----------------  ----------------  -----------------
           Net cash used by investing activities                       (6,728,000)       (8,482,000)        (5,578,000)
Cash flows from financing activities:
     Decrease in line of credit                                                 -        (1,400,000)        (9,965,000)
     Net proceeds from restricted funds                                         -         1,210,000          3,637,000
     Principal payments on long-term debt                              (5,391,000)         (560,000)          (160,000)
     Proceeds from issuance of common stock                             3,401,000         1,140,000         12,255,000
     Purchase of treasury stock                                                 -          (220,000)          (953,000)
                                                                 -----------------  ----------------  -----------------
           Net cash (used) provided by financing activities            (1,990,000)          170,000          4,814,000
                                                                 -----------------  ----------------  -----------------
     Net increase in cash                                               6,904,000         2,723,000            746,000
     Cash, beginning of year                                            3,542,000           819,000             73,000
                                                                 -----------------  ----------------  -----------------
     Cash, end of year                                                $10,446,000       $ 3,542,000          $ 819,000
                                                                 =================  ================  =================


                 See Notes to Consolidated Financial Statements

                                             NATIONAL R.V. HOLDINGS, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Preferred       Common Stock      Paid-In     Retained      Treasury Stock
                                       Stock       Shares    Amount    Capital     Earnings    Shares       Amount          Total
                                    ----------   ---------  -------  -----------  ----------  -----------  ------------ -----------
Balance, December 31, 1995            $ -        8,332,704  $56,000  $21,043,000 $ 4,521,000  (1,083,330)  $(6,995,000) $18,625,000
     Common stock issued
         under option plan                          30,565        -       83,000                       -             -       83,000
     Common stock issued
         upon exercise of warrants                 529,400    3,000    1,282,000                       -             -    1,285,000
     Purchase of treasury stock                                                                  (95,370)     (953,000)    (953,000)
     Acquisition of CCI                                                5,643,000                 543,806     3,357,000    9,000,000
     Private placement of stock                    397,659    3,000    6,293,000                 634,894     4,591,000   10,887,000
     Net income                                                                    6,605,000                              6,605,000
                                    ----------   ---------  -------  -----------  ----------  -----------  ------------  -----------
Balance, December 31, 1996            $ -        9,290,328  $62,000  $34,344,000 $11,126,000           -   $         -  $45,532,000
     Common stock issued
         under option plan                          54,681        -      183,000                                            183,000
     Common stock issued
         upon exercise of warrants                 122,025    1,000      736,000                  12,400       220,000      957,000
     Purchase of treasury stock                                                                  (12,400)     (220,000)    (220,000)
     Net income                                                                   14,506,000                             14,506,000
                                    ----------   ---------  -------  -----------  ----------  -----------  ------------  -----------
Balance, December 31, 1997            $ -        9,467,034  $63,000  $35,263,000 $25,632,000           -   $         -  $60,958,000
     Stock split - 3-for-2                                   31,000      (31,000)                                                 -
     Common stock issued
         under option plan                         797,517    8,000    3,158,000                                          3,166,000
     Common stock issued
         upon exercise of warrants                  58,286    1,000      234,000                                            235,000
     Tax benefit related to
         exercise of stock options                                     6,021,000                                          6,021,000
     Net income                                                                   24,109,000                             24,109,000
                                    ----------   ---------  -------  -----------  ----------  -----------  ------------  -----------
Balance, December 31, 1998            $ -       10,322,837 $103,000  $44,645,000 $49,741,000           -   $          - $94,489,000
                                    ==========  ========== ========  =========== ===========  ===========  ============  ===========


             See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

National R.V. Holdings, Inc. (the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc.
(NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Dolphin, Sea Breeze, Tropi-Cal, Tradewinds, and Sea View brand names and by CCI under brand names including Concept, Affinity, Magna, Intrigue, and Allure.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. Management believes that the estimates included in the financial statements are reasonable based on the facts and circumstances known to them at the time of preparation.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 31 to 39 years for buildings and 5 to 7 years for machinery and equipment.

AMORTIZATION OF INTANGIBLE ASSETS

Goodwill   related  to  the  acquisition  of  CCI  is  being  amortized  on  the straight-line basis over a twenty-year period.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are charged to operations as incurred and are included in cost of goods sold. Research and development expenses were $3,050,000, $2,711,000 and $1,077,000 for the years ended December 31, 1998,
1997 and 1996, respectively.

INCOME TAXES

The Company provides for income taxes using an asset and liability approach. Under this method deferred tax assets and liabilities are computed using statutory rates for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

SEGMENTS

The Company operates in one reportable segment: the manufacturing, wholesale distribution, and service of recreational vehicles. The Company does not have operations outside the United States.

INCOME PER SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share is based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to Common Stock. All common stock information set forth in the consolidated financial statements and notes thereto has been retroactively adjusted to reflect the 3-for-2 stock split paid in 1998.

The difference in the shares used to determine basic and diluted EPS is as follows:
                                                     Year Ended
                                                    December 31,
                           ----------------------------------------------------
                               1998               1997               1996
                           ------------------ ------------------ --------------
  Shares used for basic     10,263,157          9,364,574          7,190,003
  Dilutive effect of:
    Stock options            1,151,889            997,859            644,322
    Warrants                     8,425             27,207             52,779
                           ------------------ ------------------ --------------
  Shares used for diluted   11,423,471         10,389,640          7,887,104
                           ================== ================== ==============

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

3.  Inventories

Inventories consist of the following:

                                    December 31,
                             1998                 1997
                       ------------------  -------------------
Finished goods          $ 11,112,000         $ 10,751,000
Work-in-process           13,815,000           12,769,000
Raw materials             12,477,000           11,747,000
Chassis                    9,428,000            2,276,000
                       ------------------  -------------------
                        $ 46,832,000         $ 37,543,000
                       ==================  ===================

4.  Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                 December 31,
                                           1998                 1997
                                      ------------------  -------------------
Land                                    $ 3,442,000          $ 3,310,000
Buildings                                15,289,000           11,825,000
Machinery and equipment                   9,073,000            7,501,000
Office equipment                          4,241,000            3,082,000
                                      ------------------  -------------------
                                         32,045,000           25,718,000
Less accumulated depreciation            (7,704,000)          (5,901,000)
                                      ------------------  -------------------
  Property, plant and equipment, net   $ 24,341,000         $ 19,817,000
                                      ==================  ===================

5.  Accrued Expenses

Accrued expenses consist of the following:

                                                         December 31,
                                                  1998                 1997
                                             ----------------  -----------------
Workers compensation self-insurance reserve   $  1,494,000          $   402,000
Motorhome warranty reserve                       5,824,000            4,036,000
Payroll and other accrued expenses               2,954,000            2,334,000
Income taxes                                             -              986,000
                                             ----------------  -----------------
                                              $ 10,272,000          $ 7,758,000
                                             ================  =================


6.  Debt and Credit Agreements

Debt consists of the following:
                                                  December 31,
                                           1998                 1997
                                    ------------------  -------------------
Industrial revenue bonds
     4.6%, due 1998-2003               $ 1,742,000          $ 1,888,000
     Paid in full in 1998                        -            4,700,000
Other borrowings                           124,000              669,000
                                    ------------------  -------------------
                                         1,866,000            7,257,000
Less payments due within one year          166,000              554,000
                                    ------------------  -------------------
                                       $ 1,700,000          $ 6,703,000
                                    ==================  ===================

The Company and its subsidiaries have two separate, revolving credit facilities aggregating $40 million with Union Bank of California. A $20 million credit facility is available to finance potential acquisitions. NRV and CCI jointly have a separate $20 million credit facility which is available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the credit facilities bear interest at the Bank's prime rate or at a LIBOR-based rate. Both credit facilities are secured by substantially all of the assets of the Company and its subsidiaries and contain, among other provisions, certain financial covenants, including net worth and debt ratios.

NRV's buildings and property are pledged as collateral for the industrial revenue bonds

Debt maturities over the next five years are $165,900 in 1999, $166,500 in 2000, $167,100 in 2001, $167,700 in 2002 and $1,199,100 in 2003 and thereafter.

7.  Income Taxes

The components of the provision for income taxes were as follows:

                                                                   December 31,
                                              --------------------------------------------------------
                                                     1998                1997                1996
                                              -----------------    ---------------     ---------------
Currently Payable:
     Federal                                       $13,837,000         $8,765,000          $3,686,000
     State                                           3,173,000          1,954,000           1,048,000
                                              -----------------    ---------------     ---------------
                                                    17,010,000         10,719,000           4,734,000
Deferred:
     Federal                                          (750,000)          (796,000)           (305,000)
     State                                            (227,000)          (156,000)            (24,000)
                                              -----------------    ---------------     ---------------
                                                      (977,000)          (952,000)           (329,000)
                                              -----------------    ---------------     ---------------
Total provision for income taxes                   $16,033,000         $9,767,000          $4,405,000
                                              =================    ===============     ===============

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities and available carryforwards. Temporary differences and carryforwards which give rise to deferred income tax assets and liabilities at December 31, 1998 and 1997 were as follows:

                                                  December 31,
                                       ------------------------------------
                                             1998                1997
                                       -----------------    ---------------
Accrued expenses                          $3,293,000         $2,357,000
State income taxes                           590,000            384,000
                                       -----------------    ---------------
     Deferred income tax assets           $3,883,000         $2,741,000
                                       =================    ===============

Fixed assets                              $1,767,000         $1,697,000
Other                                        574,000            528,000
                                       -----------------    ---------------
     Deferred income tax liabilities      $2,341,000         $2,225,000
                                       =================    ===============

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                                  December 31,
                                              --------------------------------------------------------
                                                    1998                1997                1996
                                              -----------------    ---------------     ---------------
Statutory rate                                            35.0  %            34.0  %             34.0  %
State taxes, net of federal benefit                        4.7                4.8                 6.1
Amortiztion of intangibles not
     deductible for income tax purposes                    1.0                1.7                 0.6
Other                                                     (0.8)              (0.3)               (0.7)
                                              -----------------    ---------------     ---------------
                                                          39.9  %            40.2  %             40.0  %
                                              =================    ===============     ===============

Cash paid for income taxes was $16,114,000, $9,439,000 and $4,971,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.  Recourse on Dealer Financing

As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $88,300,000 at December 31, 1998, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the coaches which the Company would be required to repurchase. Losses under these agreements have not been significant in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

9.  Commitments and Contingencies

The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, based in part on the advice of outside counsel, these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company has commitments under certain non-cancelable operating leases as follows:

1999                                                               $ 1,190,000
2000                                                                 1,020,000
2001                                                                    12,000
2002                                                                     7,000
2003                                                                     7,000
                                                            -------------------
                                                                   $ 2,236,000
                                                            ===================

10.  Stock Options and Warrants

The Company has five fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors vested immediately upon grant and generally expire ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $6,021,000 in 1998.

No compensation cost has been recognized for the stock option plans in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements during 1997 and 1998, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    Year Ended December 31,
                                                             1998              1997             1996
-----------------------------------------------------------------------------------------------------------
Net income                            As reported           $ 24,109,000     $ 14,506,000       $6,605,000
                                      Pro forma               23,595,000       12,566,000        5,891,000

Basic earnings per share              As reported                   2.35             1.55             0.92
                                      Pro forma                     2.30             1.34             0.82

Diluted earnings per share            As reported                   2.11             1.40             0.84
                                      Pro forma                     2.06             1.21             0.75

The fair value of options granted during 1996 and 1997 were estimated on the date of grant using the Cox Rubinstein binomial option-pricing model with the following weighted-average assumptions used for grants:

                                                 Year Ended December 31,
                                                 1997              1996
-------------------------------------------------------------------------------
Dividend yield                                     0%               0%
Expected volatility                             51.1%            50.8%
Risk-free interest rate                          6.4%             6.3%
Expected lives                             5-10 years       5-10 years

Information regarding these option plans and option agreements for 1998, 1997 and 1996 is as follows:
                                                                     Weighted
                                                                      Average
                                                     Options          Exercise
                                                   Outstanding          Price
-------------------------------------------------------------------------------
Outstanding at December 31, 1995                    1,208,438          $ 3.55
   Granted                                            670,500            9.81
   Expired or canceled                                      -               -
   Exercised                                          (30,595)           2.71
                                            -----------------------------------
Outstanding at December 31, 1996                    1,848,343            5.84
   Granted                                            900,000           10.08
   Expired or canceled                                      -               -
   Exercised                                          (54,681)           3.12
                                            -----------------------------------
Outstanding at December 31, 1997                    2,693,662            7.31
   Granted                                                  -               -
   Expired or canceled                                      -               -
   Exercised                                         (856,205)           5.55
                                            -----------------------------------
Outstanding at December 31, 1998                    1,837,457          $ 8.16
                                            ===================================


                                                                                          Average      Weighted
Grant                                                     Options           Options       Exercise     Remaining
Date                                    Authorized      Outstanding       Exercisable      Price     Life (Years)
-------------------------------------------------------------------------------------------------------------------
9/20/93                                      450,000            158,750         158,750      $ 2.667      4.8
12/3/93                                      348,750            101,250         101,250        4.613      5.0
12/30/94                                     199,688            136,544         136,544        3.330      5.7
9/28/95                                      225,000            102,658         102,658        3.750      5.9
10/2/1996-11/06/96                           675,000            495,100         284,100        9.875      5.4
6/4/97                                       900,000            811,655         211,655       10.083      7.0
All others                                   236,625             31,500          24,000        5.732      2.9
                                       -------------------------------------------------
                                           3,035,063          1,837,457       1,018,957        8.155      6.0
                                       =================================================

The weighted average fair value of options granted during 1997 and 1996 was $6.10 and $4.20, respectively.

At December 31, 1998, there were 15,631 warrants outstanding to a financial advisor at a price of $10.73. The warrants are due to expire on December 2, 2001.

11.  Related Party Transactions

Through December 31, 1998, the Company was a party to a financial advisory agreement dated January 23, 1998 (the "Advisory Agreement") with 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Chairman of the Company, Mr. Gary N. Siegler. Mr. Neil H. Koffler, a director of the Company, is also an employee of the Affiliate. The Advisory Agreement terminated effective December 31, 1998. Pursuant to the Advisory Agreement, the Affiliate agreed to provide advice and consultation concerning financial and related matters, including, among other things, with respect to private financings, public offerings, acquisitions, commercial banking relations and other business ventures.

Fees incurred under the Advisory Agreement in 1998 and under a prior advisory agreement in 1997 and 1996 between the Company and the Affiliate totaled
$231,000, $220,000 and $150,000 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. In addition, a Chairman's salary and bonus of $190,000 for 1998, $205,000 for 1997, and $180,000 for 1996 in the aggregate were paid to Mr. Siegler. During 1996, an additional $385,000 was paid to the Affiliate for financial advisory services rendered in connection with the Company's acquisition of CCI.

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

Mr. Robert B. Lee, a director of the Company and the Chairman and Chief Executive Officer of CCI, is a partner in a joint venture which is a party to a lease agreement with the Company's CCI subsidiary. Pursuant to the agreement, CCI leases from the joint venture a parcel of property constituting a majority CCI's manufacturing facilities. During the year ended December 31, 1998, the Company paid $1,134,000 under the lease agreement. The lease agreement calls for future payments of $1,159,000 annually, adjusted 3% annually for inflation, through October 31, 2000. In addition, Mr. Lee is a partner in another joint venture which in 1998 leased to CCI a separate parcel containing manufacturing facilities used by CCI (the "Acquired Property"). During fiscal 1998, the Company paid $334,000 in rent under the lease agreement for the Acquired Property. On October 8, 1998, the Company purchased the Acquired Property from Mr. Lee's joint venture for $2,100,000 pursuant to the exercise of a purchase option contained in the lease agreement for such property.


Werbel & Carnelutti, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company during the year ended December 31, 1998.

                          NATIONAL R.V. HOLDINGS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1998, 1997 and 1996

                                                                               Additions
                                                            Balance at        charged to                              Balance at
                                                            beginning            costs                                  end of
                                                            of period          and expenses      Deductions             Period
Twelve months ended December 31, 1998
     Allowance for doubtful accounts                         $   180,000       $    19,664        $    11,664          $   188,000
     Workers compensation self-insurance reserve                 402,000         3,608,907          2,516,907            1,494,000
     Motorhome warranty reserve                                4,036,000        10,018,529          8,230,529            5,824,000
                                                         -----------------  ----------------   ----------------     ----------------
                                                             $ 4,618,000       $13,647,100        $10,759,100          $ 7,506,000

Twelve months ended December 31, 1997
     Allowance for doubtful accounts                         $   177,000       $    12,842        $     9,842          $   180,000
     Workers compensation self-insurance reserve                 347,000         1,087,921          1,032,921              402,000
     Motorhome warranty reserve                                1,840,000         8,004,383          5,808,383            4,036,000
                                                         -----------------  ----------------   ----------------     ----------------
                                                             $ 2,364,000       $ 9,105,146        $ 6,851,146          $ 4,618,000

Twelve months ended December 31, 1996
     Allowance for doubtful accounts                         $    40,000       $   206,520        $    69,520          $   177,000
     Workers compensation self-insurance reserve                 317,000           793,300            763,300              347,000
     Motorhome warranty reserve                                  445,000         2,062,084            667,084            1,840,000
                                                         -----------------  ----------------   ----------------     ----------------
                                                             $   802,000       $ 3,061,904        $ 1,499,904          $ 2,364,000

                                                           Exhibit 10.35


                    FOURTH AMENDMENT TO EMPLOYMENT AGREEMENT



                  THIS FOURTH AMENDMENT TO EMPLOYMENT AGREEMENT, dated as of October 31, 1998 (this "Amendment"), by and between WAYNE MERTES (the
"Executive") and NATIONAL R.V. HOLDINGS, INC., a Delaware corporation (the "Company").


                               W I T N E S S E T H


                  WHEREAS,  the Executive and National R.V.,  Inc., a California
corporation and a wholly-owned subsidiary of the Company ("NRV"), have previously entered into an Employment Agreement, dated as of October 29, 1991, as amended by the Amendment to Employment Agreement, dated as of July 2, 1993, the Second Amendment to Employment Agreement, dated as of May 23, 1994 and the Third Amendment to Employment Agreement, dated as of October 31, 1996 (as so amended, the "Employment Agreement"), which, by its terms, is scheduled to terminate on October 31, 1998; and

                  WHEREAS, the Employment Agreement was assigned by NRV to the Company pursuant to that certain Assignment Agreement, dated as of September 29, 1993, with the consent of the Executive;

                  WHEREAS, the Executive and the Company wish to hereby amend the Employment Agreement in order to extend the term of the Employment Agreement an additional two years until October 31, 2000 and to amend certain other terms.

                  NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, and intending to be legally bound hereby, the parties hereto agree to amend the Employment Agreement as follows:

                  I. Amendment to Employment Agreement. The Employment Agreement shall be amended, effective October 31, 1998, as follows:

                  (a) Section 3(a) shall be amended by deleting the year "1996" on the second line thereof and substituting in lieu thereof the year "2000";

                  (b) Section 3(c) shall be amended by deleting the year "1996" on the sixteenth line thereof and substituting in lieu thereof the year "2000"; and

                  (c) Section 4(a) shall be amended by deleting it in its entirety and substituting in lieu thereof the following:

                  During the Term of Employment, the Company shall pay to Executive as compensation for Executive's services hereunder, $260,000 per year, in equal monthly installments, plus an incentive bonus equal to 20% of Defined Income earned in excess of $5,392,000 with respect to each fiscal year of the Company during the Term of Employment, provided that such incentive bonus shall not exceed $230,000 for any fiscal year of the Company ending December 31, 1998 or thereafter.

(d) There shall be added to the Employment Agreement a new Section 4(d) which shall read in its entirety as follows:

                  The Company shall provide Executive with a split dollar life insurance policy in the face amount of $2,950,000 and an annual premium not greater than $150,000 per year for five years. The Company and the Executive agree that the Company shall own the cash value of the policy and that the Company will be entitled to withdraw from the policy $92,601 per annum until the aggregate premiums paid by the Company to the insurance carrier are repaid. To insure the repayment to the Company of the aggregate premiums paid by the Company, the parties agree that upon the death of the Executive, the Company shall be entitled to receive from the policy's death benefits the greater of the aggregate premiums not theretofore repaid to the Company and the then cash value of the insurance policy. The parties agree to enter into any necessary agreements with the insurance carrier to reflect the foregoing.

                  II. Miscellaneous.It is understood and agreed that, as amendment by the amendments set forth in Part I above, the Employment Agreement is in all respects ratified and confirmed and, as so amended, shall remain in full force and effect; and that, except for said amendments, no other modification of any of the terms of the Employment Agreement shall be deemed effected by the execution of this Amendment. This Amendment shall be governed and  construed  and  enforced  in  accordance  with  the  laws of the  State  of
California. This Amendment may be executed and accepted on separate counterparts, each of which shall be an original, but all of which together shall constitute one and the same instrument.

                  IN WITNESS WHEREOF, the parties hereto have set their hands as of the day and year first above written.

                                  EXECUTIVE:

                                  ----------------------------
                                  Wayne Mertes

                                  NATIONAL R.V. HOLDINGS, INC.



                                  By:_________________________
                                     Name:
                                     Title:

                                                       Exhibit 23.1






                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-41905) of National R.V. Holdings, Inc. of our report dated February 12, 1999, appearing on page F-1 of this Form 10-K.





PricewaterhouseCoopers LLP


Los Angeles, California
March 30, 1999