Form 10-Q
period 1999-03-31
NATIONAL RV HOLDINGS INC
filed 1999-05-10
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 1999

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at April 30, 1999
-----                                        -----------------------------
Common stock, par value                              10,367,875
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                         PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           March 31, 1999 and December 31, 1998                            3

           Consolidated Statement of Income -
           Three Months Ended March 31, 1999 and 1998                      4

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 1999 and 1998                      5

           Consolidated Statement of Changes in Stockholders' Equity       6

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8 - 10

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11

           Signature                                                       12

                                          NATIONAL R.V. HOLDINGS, INC.
                                           CONSOLIDATED BALANCE SHEET
                                          (In thousands except shares)

                                                                               March 31,          December 31,
                                                                                 1999                 1998
                                                                              (Unaudited)
                                  ASSETS
Current Assets:
      Cash                                                                        $  29,434             $  10,446
      Trade receivables, less allowance for
          doubtful accounts of $188                                                  24,969                20,719
      Inventories                                                                    45,064                46,832
      Deferred income taxes                                                           4,083                 3,883
      Prepaid expenses                                                                  694                   809
                                                                            ----------------    ------------------
          Total current assets                                                      104,244                82,689
Goodwill - net                                                                        7,262                 7,365
Property, plant and equipment, net                                                   25,754                24,341
Other                                                                                   865                 3,344
                                                                            ----------------    ------------------
                                                                                  $ 138,125             $ 117,739
                                                                            ================    ==================
                   LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
      Current portion of long-term debt                                           $     166             $     166
      Accounts payable                                                               15,652                 8,771
      Accrued expenses                                                               16,344                10,272
                                                                            ----------------    ------------------
          Total current liabilities                                                  32,162                19,209
Deferred income taxes                                                                 2,341                 2,341
Long-term debt                                                                        1,660                 1,700
Commitments and contingencies
Stockholders' equity:
      Preferred stock - $.01 par value; 5,000 shares
          authorized, 4,000 issued and outstanding                                        -                     -
      Common stock - $.01 par value; 10,000,000 shares
          authorized, 10,356,972 and 10,322,837 issued and
          outstanding, respectively                                                     104                   103
Additional paid-in capital                                                           44,796                44,645
Accumulated earnings                                                                 57,062                49,741
                                                                            ----------------    ------------------
      Total stockholders' equity                                                    101,962                94,489
                                                                            ----------------    ------------------
                                                                                  $ 138,125             $ 117,739
                                                                            ================    ==================

                                 See Notes to Consolidated Financial Statements

                                          NATIONAL R.V. HOLDINGS, INC.
                                        CONSOLIDATED STATEMENT OF INCOME
                                      (In thousands except per share data)
                                                   (Unaudited)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                      1999                 1998
Net sales                                                                         $ 102,982              $ 80,286
Cost of goods sold                                                                   86,228                67,897
                                                                            ----------------    ------------------
          Gross profit                                                               16,754                12,389
Selling expenses                                                                      2,712                 2,788
General and administrative expenses                                                   1,908                 1,426
Amortization of intangibles                                                             103                   103
                                                                            ----------------    ------------------
          Operating income                                                           12,031                 8,072
Other expense (income):
      Interest expense                                                                   22                    64
      Interest income                                                                  (165)                  (70)
      Other (income) expense                                                             (4)                    8
                                                                            ----------------    ------------------
          Income before income taxes                                                 12,178                 8,070
      Provision for income taxes                                                      4,857                 3,093
                                                                            ----------------    ------------------
Net income                                                                        $   7,321              $  4,977
Earnings per common share:
      Basic                                                                       $    0.71              $   0.52
      Diluted                                                                     $    0.64              $   0.44
Weighted average number of shares:
      Basic                                                                          10,347                 9,642
      Diluted                                                                        11,522                11,316

                                 See Notes to Consolidated Financial Statements

                                           NATIONAL R.V. HOLDINGS, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                  (In thousands)
                                                   (Unaudited)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                      1999                 1998
 Cash flows from operating activities:
       Net income                                                                  $  7,321               $ 4,977
       Adjustments to reconcile net income to net cash provided
           by operating activities:
                Depreciation expense                                                    518                   415
                Amortization of intangibles                                             103                   103
                Increase in trade receivables                                        (4,250)               (7,609)
                Decrease in inventories                                               1,768                 1,815
                Decrease (increase) in prepaid expenses                                 115                   (19)
                Increase in accounts payable                                          6,881                 3,712
                Increase in accrued expenses                                          6,073                 3,481
                Increase in deferred income taxes                                      (200)                 (580)
                                                                            ----------------    ------------------
                  Net cash provided by operating activities                          18,329                 6,295
 Cash flows from investing activities:
       Decrease (increase) in other assets                                            2,479                   (32)
       Purchases of property, plant and equipment                                    (1,931)               (1,725)
                                                                            ----------------    ------------------
                  Net cash provided (used) by investing activities                      548                (1,757)
 Cash flows from financing activities:
       Principal payments on long-term debt                                             (40)                 (566)
       Proceeds from issuance of common stock                                           151                 1,302
                                                                            ----------------    ------------------
                  Net cash provided by financing activities                             111                   736
                                                                            ----------------    ------------------
 Net increase in cash                                                                18,988                 5,274
 Cash beginning of period                                                            10,446                 3,542
                                                                            ----------------    ------------------
 Cash end of period                                                                $ 29,434               $ 8,816
                                                                            ================    ==================

                                 See Notes to Consolidated Financial Statements

                      NATIONAL R.V. HOLDINGS, INC.
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (In thousands except shares)
                              (Unaudited)

                                     Preferred       Common Stock         Paid-in           Accumulated
                                       Stock       Shares      Amount     Capital      Earnings      Total
                                     --------------------------------------------------------------------------
Balance, December 31, 1998                  $ -    10,322,837     $ 103      $44,645     $ 49,741     $ 94,489
      Common Stock issued upon
        exercise of warrants                              295                      4                         4
      Common Stock issued upon
        exercise of options                            33,840         1          147                       148
      Net income                                                                            7,321        7,321
                                     --------------------------------------------------------------------------
Balance, March 31, 1999                     $ -    10,356,972     $ 104      $44,796     $ 57,062    $ 101,962
                                     ==========================================================================

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

NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                           March 31,          December 31,
                                             1999                 1998
                                      ------------------  -------------------
Finished goods                           $ 10,659,000         $ 11,112,000
Work-in-process                            14,044,000           13,815,000
Raw materials                              11,715,000           12,477,000
Chassis                                     8,646,000            9,428,000
                                      ==================  ===================
                                         $ 45,064,000         $ 46,832,000
                                      ==================  ===================

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At March 31, 1999, the Company had working capital of $72.1 million compared to $63.5 million at December 31, 1998.

   Net cash provided by operating activities was $18.3 million for the three months ended March 31, 1999, compared to $6.3 million for the same period in 1998. The change was due primarily to an increase in net income and favorable changes in inventories, accounts payable and accrued expenses, offset somewhat by changes in accounts receivable and deferred income taxes.

     Cash provided by investing activities was $0.5 million compared to cash used by investing activities of $1.8 million for the comparable period last year. The change was primarily due to a partial $2.55 million distribution in respect to the Companys limited partnership interest in Dune Jet Services, L.P. received in March 1999. On April 9, 1999, the Company received a subsequent distribution of $362,000. The Company expects that its limited partnership interest in Dune Jet Services will be fully liquidated during 1999.

   Cash provided by financing activities was $0.1 million compared to $0.7 million for the comparable period last year.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations

   Net sales for the three  months  ended  March  31,  1999  increased  by $22.7 million or 28.3% from the same period last year. The Company's Country Coach subsidiary shipped 26 more Class A motorhomes than last year and the National RV subsidiary shipped 122 more Class A motorhomes and 21 more fifth-wheel units. The average sales price for Class A motorhomes at the Country Coach and National RV subsidiary increased 7.6% and 8.6%, respectively, to $223,029 and $75,450, respectively, reflecting strong demand for higher-priced motorhomes with slide-out rooms.

   Cost of goods sold for the three months ended March 31, 1999 increased by $18.3 million or 27.0% from the comparable period last year. The increase was primarily due to the increase in sales. Gross profit margin increased to 16.3% for the current period as compared to 15.4% for the same period last year. The increase was due primarily to manufacturing efficiencies resulting from increased volume at both subsidiaries.

   Selling expenses for the three months ended March 31, 1999 decreased $0.1 million or 2.7% from the same period last year. The decrease was primarily due to lower sales commissions at the National RV subsidiary as there was a change in the method of calculating such commissions. As a percent of net sales, selling expenses decreased to 2.6% from 3.5% for the same period last year.

   General and administrative expenses for the three months ended March 31, 1999 increased $0.5 million or 33.8% from the same period last year. As a percent of net sales, general and administrative expenses increased to 1.9% from 1.8% for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     As a result of the foregoing, operating income for the three months ended March 31, 1999 increased $4.0 million, or 49.0%, to $12.0 million. As a percent of net sales, operating income increased to 11.7% from 10.1% for the same period last year.

   Net interest expense and other financing related costs for the three months ended March 31, 1999 increased income by $149,000 from the same period last year due primarily to an increase in interest income.

   As a result of the foregoing, income before taxes increased $4.1 million, or 50.9%, to $12.2 million for the three months ended March 31, 1999. As a percent of net sales, income before taxes increased to 11.8% from 10.1% for the same period last year.

   Provision for income taxes for the three months ended March 31, 1999 and 1998 was $4.9 million and $3.1 million, respectively. The effective tax rate increased to 39.9% from 38.3% for the same period last year.

   As a result, net income increased $2.3 million, or 47.1%, to $7.3 million for the three months ended March 31, 1999, as compared to $5.0 million for the same period last year. As a percent of net sales, net income increased to 7.1% from 6.2% for the same period last year.

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

                                       NATIONAL R.V. HOLDINGS, INC.
                                              (Registrant)

         Date: April 30, 1999                By /s/ BRADLEY C. ALBRECHTSEN
                                             Bradley C. Albrechtsen
                                             Chief Financial Officer (Principal
                                               Accounting and Finance Officer)