Form 10-Q
period 1999-06-30
NATIONAL RV HOLDINGS INC
filed 1999-08-06
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 1999

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at August 5, 1999
-----                                       -----------------------------
Common stock, par value                               10,427,232
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                         PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           June 30, 1999 and December 31, 1998                             3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 1999 and 1998               4

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 1999 and 1998                         5

           Consolidated Statement of Changes in Stockholders' Equity       6

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8 - 10

                               PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders             11

Item 6.    Exhibits and Reports on Form 8-K                                11

           Signature                                                       12

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                          (In thousands except shares)

                                                    June 30,       December 31,
                                                      1999              1998
                                                   (Unaudited)
                ASSETS
Current Assets:
    Cash                                             $ 33,764         $ 10,446
    Trade receivables, less allowance for
      doubtful accounts of $188                        16,799           20,719
    Inventories                                        52,874           46,832
    Deferred income taxes                               4,613            3,883
    Prepaid expenses                                    1,022              809
                                                    ---------        ---------
      Total current assets                            109,072           82,689
Goodwill                                                6,779            7,365
Property, plant and equipment, net                     28,942           24,341
Other                                                   1,152            3,344
                                                    ---------        ---------
                                                    $ 145,945        $ 117,739
                                                    =========        =========

      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                $     20            $ 166
    Accounts payable                                   17,040            8,771
    Accrued expenses                                   15,435           10,272
                                                     --------        ---------
     Total current liabilities                         32,495           19,209
Deferred income taxes                                   2,341            2,341
Long-term debt                                             95            1,700
Commitments and contingencies
Stockholders' equity:
    Preferred stock - $.01 par value; 5,000 shares
      authorized, 4,000 issued and outstanding              -             -
    Common stock - $.01 par value; 25,000,000 shares
      authorized, 10,418,374 and 10,322,837 issued and
      outstanding, respectively                           104             103
Additional paid-in capital                             45,587          44,645
Accumulated earnings                                   65,323          49,741
                                                    ---------       ---------
   Total stockholders' equity                         111,014          94,489
                                                    ---------       ---------
                                                    $ 145,945       $ 117,739
                                                    =========       =========




                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                           Three Months          Six Months
                                           Ended June 30,      Ended June 30,
                                          1999       1998     1999        1998

Net sales                              $ 105,338  $ 90,873  $ 208,320  $ 171,159
Cost of goods sold                        87,959    76,575    174,187    144,472
                                        --------  --------   --------  ---------
      Gross profit                        17,379    14,298     34,133     26,687
Selling expenses                           2,612     2,487      5,324      5,275
General and administrative expenses        1,826     1,600      3,734      3,026
Amortization of intangibles                  104       104        207        207
                                        --------  --------   --------  ---------
      Operating income                    12,837    10,107     24,868     18,179
Other expense (income):
    Interest expense                           6        41         28        105
    Interest income                         (428)      (89)      (593)      (159)
    Other (income) expense                  (380)      215       (384)       223
                                         --------  -------   --------  ---------
      Income before income taxes           13,639    9,940     25,817     18,010
    Provision for income taxes              5,378    4,172     10,235      7,265
                                         --------  -------   --------  ---------
Net income                                $ 8,261  $ 5,768   $ 15,582   $ 10,745
Earnings per common share:
    Basic                                  $ 0.80   $ 0.59     $ 1.50     $ 1.10
    Diluted                                $ 0.74   $ 0.51     $ 1.38     $ 0.95
Weighted average number of shares:
    Basic                                  10,378    9,734     10,364      9,734
    Diluted                                11,189   11,364     11,251     11,364









                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Six Months
                                                        Ended June 30,
                                                       1999         1998
 Cash flows from operating activities:
     Net income                                     $ 15,582      $ 10,745
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
         Depreciation expense                          1,130           865
         Amortization of intangibles                     206           206
         Gain on asset disposal                         (379)            -
         Tax benefit related to exercise of
           stock options                                 471             -
         Decrease (increase) in trade receivables      3,919        (6,723)
         Increase in inventories                      (6,042)       (3,531)
         (Increase) decrease in prepaid expenses        (213)          170
         Increase in accounts payable                  8,269         6,848
         Increase in accrued expenses                  5,163           521
         Increase in deferred income taxes              (729)         (901)
                                                    --------     ---------
           Net cash provided by operating
             activities                               27,377         8,200
 Cash flows from investing activities:
     Purchases of property, plant and
       equipment                                      (5,712)       (2,643)
     Decrease (increase) in other assets                  21          (197)
     Investment in Dune Jet Services, LP               2,912             -
                                                    --------     ---------
           Net cash used in investing activities      (2,779)       (2,840)
 Cash flows from financing activities:
     Principal payments on long-term debt             (1,752)       (5,308)
     Proceeds from issuance of common stock              472         4,117
                                                    --------     ---------
           Net cash (used) provided
             by financing activities                  (1,280)       (1,191)
                                                    --------     ---------

 Net increase in cash                                 23,318         4,169
 Cash beginning of period                             10,446         3,542
                                                    --------     ---------
 Cash end of period                                 $ 33,764       $ 7,711
                                                    ========     =========





                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                   (Unaudited)

                                        Preferred        Common Stock           Paid-in     Accumulated
                                          Stock        Shares       Amount      Capital      Earnings        Total
                                       -----------  ------------  ----------   ----------   ------------   ---------
Balance, December 31, 1998              $     -      10,322,837     $ 103       $44,645      $ 49,741       $ 94,489
      Common Stock issued upon
        exercise of warrants                                295                       3                            3
      Common Stock issued under
        option plan                                      95,242         1           468                          469
      Tax benefit related to
        exercise of stock options                                                   471                          471
      Net income                                                                               15,582         15,582
                                        --------     ----------     -----       -------      --------      ---------
Balance, June 30, 1999                  $      -     10,418,374     $ 104       $45,587      $ 65,323      $ 111,014
                                        ========     ==========     =====       =======      ========      =========










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

NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                           June 30,            December 31,
                                            1999                  1998
                                        -------------          -------------
           Finished goods                 $ 14,778,558          $ 11,112,000
           Work-in-process                  14,136,114            13,815,000
           Raw materials                    12,744,855            12,477,000
           Chassis                          11,214,454             9,428,000
                                          ------------          ------------
                                          $ 52,873,981          $ 46,832,000
                                          ============          ============


NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   At June 30, 1999, the Company had working capital of $76.6 million compared to $63.5 million at December 31, 1998. Net cash provided by operating activities was $27.4 million for the six months ended June 30, 1999, compared to $8.2 million for the same period in 1998. This resulted primarily from an increase in net income, accounts payable, and accrued expenses, and a decrease in trade receivables, partially offset by an increase in inventories.

   Cash used in investing activities was $2.8 million for both six-month periods. However, purchases of property, plant, and equipment were $5.7 million compared to $2.6 million for the comparable period last year. This increase was offset by a $2.9 million distribution in respect to the Company's limited partnership interest in Dune Jet Services, LP. The Company expects that its limited partnership interest in Dune Jet Services will be fully liquidated during 1999.

   Cash used in financing activities was $1.3 million compared to $1.2 million for the comparable period last year.

   The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations

   Net sales for the second quarter of 1999 increased by $14.5 million, or 15.9% from the comparable period last year. For the first half of 1999, the Company reported sales of $208.3 million, 21.7% higher than sales of $171.2 million for the first half of last year. The Company's National RV subsidiary shipped 215 more Class A motorhomes and 30 more fifth-wheel units. The average sales price for Class A motorhomes at the National RV subsidiary increased 9.3% from the same period last year to $75,741. At the Country Coach subsidiary, the average price increased 4.6% to $219,212. Both increases reflect strong demand for higher-priced motorhomes with slide-out rooms.

   Cost of goods sold of $88 million for the second quarter of 1999 resulted in a gross margin of 16.5% compared to a gross margin of 15.7% for the same period last year. Cost of goods sold of $174.2 million for the first half of 1999 resulted in a gross margin of 16.4% compared to a gross margin of 15.6% for the same period last year. The increase was due primarily to manufacturing efficiencies resulting from increased production volume at both subsidiaries.

   Selling expense for the second quarter of 1999 increased to $2.6 million, or 2.5% of net sales, compared to $2.5 million, or 2.7% of net sales for the same period last year. Selling expense for the first half of 1999 remained constant at $5.3 million, or 2.6% of net sales, compared to $5.3 million, or 3.1% of net sales for the same period last year. The decrease as a percentage of net sales was primarily due to a change in the method of calculating commissions at the National RV subsidiary.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

   General and administrative expense for the second quarter of 1999 increased to $1.8 million, or 1.7% of net sales, compared to $1.6 million, or 1.8% of net sales for the same period last year. General and administrative expense for the first half of 1999 increased to $3.7 million, or 1.8% of net sales, compared to $3.0 million, or 1.8% of net sales for the same period last year.

   As a result of the foregoing, operating income for the second quarter of 1999 increased 27.0% to $12.8 million, or 12.2% of net sales, compared to $10.1 million, or 11.1% of net sales for the same period last year. Operating income for the first half of 1999 increased 36.8% to $24.9 million, or 11.9% of net sales, compared to $18.2 million, or 10.6% of net sales for the same period last year.

   Interest expense for the first half of 1999 decreased $77,000 compared to the same period last year due to the retirement of debt. Interest income increased $434,000 for the six months due to an increase in cash. Other income of $384,000 for the first half of 1999 is comprised primarily of a gain of $362,000 from the liquidation of the investment in Dune Jet Services, LP, as noted above.

   As a result of the foregoing, income before income taxes for the second quarter of 1999 increased to $13.6 million, or 12.9% of net sales, compared to $9.9 million, or 10.9% of net sales for the same period last year. Income before income taxes for the first half of 1999 increased to $25.8 million, or 12.4% of net sales, compared to $18.0 million, or 10.5% of net sales for the same period last year.

   Provision for income taxes for the second quarter of fiscal 1999 was $5.4 million compared to $4.2 million for the same period last year. Provision for income taxes for the first half of 1999 was $10.2 million compared to $7.3 million for the same period last year. The effective tax rate for the first half of 1999 was 39.6% compared to 40.3% for the same period last year. The decrease was due primarily to improved apportionment of income to states with lower taxes.

   As a result of the foregoing, net income for the second quarter of 1999 increased to $8.3 million, or 7.8% of net sales, compared to $5.8 million, or 6.3% of net sales for the same period last year. Net income for the first half of 1999 increased to $15.6 million, or 7.5% of net sales, compared to $10.7 million, or 6.3% of net sales for the same period last year.

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

Disclosure Regarding Forward Looking Statements

   Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the pricing and availability of gasoline; the Company's dependence on chassis suppliers; the integration by the Company of acquired businesses and the management of growth; potential liabilities under repurchase agreements; competition; government regulation; product liability; dependence on key personnel and dependence on certain dealers and concentration of dealers in certain regions. Additional information concerning certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 28, 1999, the Company held its 1999 Annual Meeting of stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

         1.       The Company's  stockholders  elected Gary N. Siegler and Wayne
                  M. Mertes as Class I Directors to serve until the 2002 Annual Meeting. Voting for the nominees for director was as follows:
                  Gary N. Siegler; 7,239,646 shares FOR and 561,513 shares WITHHELD; and Wayne M. Mertes; 7,241,487 shares FOR and 556,663 shares WITHHELD.

         2. The Company's stockholders approved the adoption of the Company's 1999 Stock Option Plan. For the approval of the 1999 Stock Option Plan, the vote was 5,185,145 shares FOR; 2,589,847 shares AGAINST; and 26,167 shares ABSTAINING.

         3. The Company's stockholders approved the appointment of PricewaterhouseCoopers LLP, as the Company's auditor for the current fiscal year. For the appointment of PricewaterhouseCoopers LLP as the Company's auditor, the vote was 7,699,815 shares FOR; 96,551 shares AGAINST; and 4,793 shares ABSTAINING.

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

                                                  NATIONAL R.V. HOLDINGS, INC.
                                                          (Registrant)

         Date: August 5, 1999                     By /s/ BRADLEY C. ALBRECHTSEN

                                                  Bradley C. Albrechtsen
                                                  Chief Financial Officer,
                                                  Treasurer, and Assistant
                                                  Secretary (Principal
                                                  Accounting and Finance
                                                  Officer)