Form 10-Q
period 1999-09-30
NATIONAL RV HOLDINGS INC
filed 1999-11-15
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 1999

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at November 3, 1999
-----                                       -------------------------------
Common stock, par value                              10,498,886
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                    FORM 10-Q

                               September 30, 1999

                                      INDEX



                                                                          Page
PART 1 - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheet -
           September 30, 1999 and December 31, 1998                         3

           Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 1999 and 1998          4

           Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 1999 and 1998                    5

           Consolidated Statement of Changes in Stockholders' Equity        6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       14

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 15

           Signature                                                        16

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                          (In thousands except shares)

                                                 September 30,    December 31,
                                                     1999             1998
                              ASSETS
Current Assets:
  Cash                                              $ 31,457          $ 10,446
  Trade receivables, less allowance for
      doubtful accounts of $188                       22,204            20,719
  Inventories                                         58,709            46,832
  Deferred income taxes                                4,663             3,883
  Prepaid expenses                                     3,200               809
                                              --------------    --------------
      Total current assets                           120,233            82,689
Goodwill                                               6,681             7,365
Property, plant and equipment, net                    29,681            24,341
Other                                                  1,235             3,344
                                              --------------    --------------
                                                   $ 157,830         $ 117,739
                                              ==============    ==============

              LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current portion of long-term debt                     $ 20             $ 166
  Accounts payable                                    19,396             8,771
  Accrued expenses                                    15,083            10,272
                                              --------------    --------------
      Total current liabilities                       34,499            19,209
Deferred income taxes                                  2,391             2,341
Long-term debt                                            90             1,700
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding               -                 -
  Common stock - $.01 par value; 25,000,000 shares
    authorized, 10,488,886 and 10,322,837 issued and
    outstanding, respectively                            105               103
Additional paid-in capital                            46,402            44,645
Accumulated earnings                                  74,343            49,741
                                              --------------    --------------
  Total stockholders' equity                         120,850            94,489
                                              --------------    --------------
                                                   $ 157,830         $ 117,739
                                              ==============    ==============



                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                   Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                1999        1998           1999          1998

Net sales                    $ 108,947    $ 96,403      $ 317,267     $ 267,562
Cost of goods sold              89,333      81,124        263,520       225,596
                            ----------   ---------     ----------    ----------
   Gross profit                 19,614      15,279         53,747        41,966

Selling expenses                 3,079       2,842          8,403         8,117
General and administrative
  expenses                       1,648       1,684          5,382         4,710
Amortization of intangibles        103         103            310           310
                            ----------   ---------     ----------    ----------
   Operating income             14,784      10,650         39,652        28,829
Other expense (income):
  Interest expense                   -          24             28           129
  Interest income                 (381)       (110)          (974)         (269)
  Other                             11          (3)          (373)          220
                            ----------   ---------     ----------    ----------
  Income before income taxes    15,154      10,739         40,971        28,749
  Provision for income taxes     6,134       4,138         16,369        11,403
                            ----------   ---------     ----------    ----------
Net income                     $ 9,020     $ 6,601       $ 24,602        17,346

Earnings per common share
   and common equivalent
   shares:
     Basic                      $ 0.86      $ 0.65         $ 2.37        $ 1.76
     Diluted                    $ 0.82      $ 0.57         $ 2.20        $ 1.52
Weighted average number
   of shares:
     Basic                      10,448      10,113         10,392         9,861
     Diluted                    11,054      11,498         11,185        11,409










                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Nine Months
                                                       Ended September 30,
                                                      1999              1998
Cash flows from operating activities:
  Net income                                        $ 24,602          $ 17,346
  Adjustments to reconcile net income
    to net cash provided
    by operating activities:
      Depreciation expense                             1,781             1,333
      Amortization of intangibles                        310               310
      Gain on asset disposal                            (387)                -
      Tax benefit related to exercise of
         stock options                                   900                 -
      Increase in trade receivables                   (1,485)          (14,225)
      Increase in inventories                        (11,877)           (1,961)
      (Increase) decrease in prepaid expenses         (2,391)               41
      Increase in accounts payable                    10,625             5,792
      Increase in accrued expenses                     4,811             3,954
      Increase in deferred income taxes                 (730)           (1,333)
                                                 -----------       -----------
        Net cash provided by operating activities     26,159            11,257

Cash flows from investing activities:
  Increase in other assets                               (68)             (194)
  Purchases of property, plant and equipment          (7,094)           (3,397)
  Distributions from Dune Jet Services, LP             2,912                 -
                                                 -----------       -----------
         Net cash used in investing activities        (4,250)           (3,591)

Cash flows from financing activities:
  Principal payments on long-term debt                (1,756)           (5,349)
  Proceeds from issuance of common stock                 857             4,323
                                                 -----------       -----------
         Net cash used in financing activities          (899)           (1,026)
                                                 -----------       -----------
         Net increase in cash                         21,010             6,640
Cash beginning of period                              10,446             3,542
                                                 -----------       -----------
Cash end of period                                  $ 31,456          $ 10,182
                                                 ===========       ===========







                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                   (Unaudited)

                             Preferred        Common Stock    Paid-in   Accumulated
                               Stock      Shares     Amount   Capital    Earnings      Total
                             ---------  ----------  -------   --------   ----------  ---------
Balance, December 31, 1998   $      -   10,322,837    $ 103    $44,645   $ 49,741    $  94,489
 Common Stock issued upon
   exercise of warrants                        295                   3                       3
 Common Stock issued under
   option plan                             165,754        2        854                     856
 Tax benefit related to
   exercise of stock options                                       900                     900
 Net income                                                                24,602       24,602
                             --------   ----------    -----    -------   --------    ---------
Balance, June 30, 1999       $      -   10,488,886    $ 105    $46,402   $ 74,343    $ 120,850
                             ========   ==========    =====    =======   ========    =========




























                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - GENERAL

     In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiaries National R.V., Inc., and Country Coach, Inc. referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidation. The balance sheet data as of December 31, 1998 was derived from audited financial statements, but does not include all disclosures contained in the Company's Annual Report to Stockholders. Results for the interim periods are not necessarily indicative of the results for an entire year and the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's Annual Report to Stockholders and notes thereto contained in the Company's latest annual report on Form 10-K.

NOTE 2 - INVENTORIES

   Inventories consist of the following:

                                    September 30,        December 31,
                                        1999                 1998
                                    ------------        -------------
          Finished goods            $ 12,556,000         $ 11,112,000
          Work-in-process             14,726,000           13,815,000
          Raw materials               14,900,000           12,477,000
          Chassis                     16,527,000            9,428,000
                                    ------------         ------------
                                    $ 58,709,000         $ 46,832,000
                                    ============         ============

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements  contained  in this  Quarterly  Report  on  Form  10-Q  that  are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the pricing and availability of gasoline; the Company's dependence on chassis suppliers; the integration by the Company of acquired businesses and the management of growth; potential liabilities under repurchase agreements; competition; government regulation; product liability; and dependence on certain dealers and concentration of dealers in certain regions. The reader should carefully consider, together with the other matters referred to herein, the factors set forth under the caption "Factors That May Affect Future Operating Results." The Company cautions the reader, however, that these factors may not be exhaustive.

Liquidity and Capital Resources
-------------------------------
At September 30, 1999, the Company had working capital of $85.7 million compared to $63.5 million at December 31, 1998. Net cash provided by operating activities was $26.2 million for the nine months ended September 30, 1999, compared to $11.3 million for the same period in 1998. Increases in net income, accounts payable and accrued expenses were offset by increases in trade receivables, inventories, and prepaid expenses. Inventories were up $11.9 million at September 30, 1999 over their December 31, 1998 levels. Of that total, $7.1 million related to chassis inventory increases resulting from a build up of Ford chassis in anticipation of a reduced allocation from Ford over the next several quarters. Furthermore, additional diesel chassis were on hand at September 30, 1999 in anticipation of the introduction of two new diesel motorhome products at the National RV, Inc. subsidiary in the fourth quarter of 1999.

Cash used in investing activities was $4.3 million compared to $3.6 million for the comparable period last year. However, purchases of property, plant, and equipment were $7.1 million compared to $3.4 million for the comparable period last year. This increase was offset by a $2.9 million distribution in respect to the Company's limited partnership interest in Dune Jet Services, LP. The Company expects that its limited partnership interest in Dune Jet Services will be fully liquidated during 1999.

Cash used in financing activities was $0.9 million compared $1.0 million for the comparable period last year.

The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations
---------------------
Net sales for the third quarter of 1999 increased by $12.5 million or 13.0% from the comparable period last year. For the first nine months of 1999, the Company reported sales of $317.3 million, 18.6% higher than sales of $267.6 million for the first nine months of last year. The Company's Country Coach subsidiary shipped 448 Class A motorhomes for the nine months ending September 30, 1999 compared to 419 for the same time period last year. The National RV subsidiary shipped 2,615 Class A motorhomes and 300 fifth-wheel units for the nine months ending September 30, 1999 compared to 2,334 and 297, respectively, for the same time period last year. The average sales price for Class A motorhomes at the National RV subsidiary increased 8.5% to $76,801 reflecting strong demand for higher-priced diesel motorhomes and motorhomes with slide-out rooms. The average sales price for Class A motorhomes at the Country Coach subsidiary increased 5.9% to $226,244, also reflecting stronger demand for higher-priced units.

Cost of goods sold of $89.3 million for the third quarter of 1999 resulted in a gross margin of 18.0% compared to a gross margin of 15.8% for the same period last year. Cost of goods sold of $263.5 million for the first nine months of 1999 resulted in a gross margin of 16.9% compared to a gross margin of 15.7% for the same period last year. The increase was due primarily to manufacturing efficiencies resulting from increased production volume at both subsidiaries.

Selling expense for the third quarter of 1999 increased to $3.1 million or 2.8% of net sales, compared to $2.8 million or 2.9% of net sales for the same period last year. Selling expense for the first nine months of 1999 increased to $8.4 million or 2.6% of net sales, compared to $8.1 million or 3.0% of net sales for the same period last year. The decrease as a percentage of net sales was primarily due to a change in the method of calculating commissions at the National RV subsidiary.

General and administrative expense for the third quarter of 1999 decreased to $1.6 million or 1.5% of net sales, compared to $1.7 million or 1.7% of net sales for the same period last year. General and administrative expense for the first nine months of 1999 increased to $5.4 million or 1.7% of net sales, compared to $4.7 million or 1.8% of net sales for the same period last year.

As a result of the foregoing, operating income for the third quarter of 1999 increased 38.8% to $14.8 million or 13.6% of net sales, compared to $10.7 million or 11.0% of net sales for the same period last year. Operating income for the first nine months of 1999 increased 37.5% to $39.7 million or 12.5% of net sales, compared to $28.8 million or 10.8% of net sales for the same period last year.

Interest expense for the first nine months of 1999 decreased $101,000 compared to the same period last year due to the retirement of debt. Interest income increased $705,000 for the nine months due to an increase in cash. Other income of $373,000 for the first nine months of 1999 is comprised primarily of a gain of $362,000 from the distribution of the investment in Dune Jet Services, LP, as noted above.

As a result of the foregoing, income before income taxes for the third quarter of 1999 increased to $15.2 million or 13.9% of net sales, compared to $10.7 million or 11.1% of net sales for the same period last year. Income before income taxes for the first nine months of 1999 increased to $41.0 million or 12.9% of net sales, compared to $28.7 million or 10.7% of net sales for the same period last year.

Provision for income taxes for the third quarter of fiscal 1999 was $6.1 million compared to $4.1 million for the same period last year. Provision for income taxes for the first nine months of 1999 was $16.4 million compared to $11.4 million for the same period last year.

As a result of the foregoing, net income for the third quarter of 1999 increased 36.6% to $9.0 million or 8.3% of net sales, compared to $6.6 million or 6.8% of net sales for the same period last year. Net income for the first nine months of 1999 increased 41.8% to $24.6 million or 7.8% of net sales, compared to $17.3 million or 6.5% of net sales for the same period last year.

IMPACT OF THE YEAR 2000 ISSUE
-----------------------------
The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000. To be in "Year 2000 compliance" a computer program must be written using four digits to define years. As a result, before the end of 1999, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Without upgrades, computer systems could fail or miscalculate causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Year 2000 risk in four categories: internal computer hardware infrastructure, application software (including a combination of "canned" software applications and internally written or modified applications for both financial and non-financial uses), imbedded chip technology, and third-party suppliers and customers. The Company's Year 2000 risk project phases consist of assessment of potential year 2000 related problems, development of strategies to mitigate those problems, remediation of the affected systems, and internal certification that the process is complete through documentation and testing of remediation efforts. None of the Company's other information technology (IT) projects has been delayed due to the implementation of its Year 2000 project.

INTERNAL COMPUTER HARDWARE INFRASTRUCTURE The certification and upgrading of computer hardware is substantially complete with only a number of personal computers remaining to be tested. Such testing will be completed by the middle of the fourth quarter.

APPLICATION  SOFTWARE  The  Company  completed  the  analysis,   upgrading,  and
certification of all applications software during the third quarter. All applications have been certified as Year 2000 compliant.

IMBEDDED CHIP TECHNOLOGY The Year 2000 risk also exists among other types of machinery and equipment that use imbedded computer chips or processors. For example: phone systems, security alarm systems, or other manufacturing and diagnostic equipment may contain computer chips that rely on date information to function properly. The Company completed the certification of its imbedded chip technology in the third quarter of 1999.

THIRD-PARTY SUPPLIERS AND CUSTOMERS The third-party suppliers and customers category includes completing all phases of the Year 2000 project using a prioritized list of third-parties most critical to the Company's operations and communicating with them about their plans and progress toward addressing the Year 2000 problem. The most significant third-party relationships and dependencies exist with financial institutions, along with suppliers of materials, communication services, utilities, and supplies. The Company has completed its validation process regarding critical third-parties' state of readiness for Year 2000.

COSTS The Company has not incurred any significant costs in relation to the Year 2000 compliance project.

RISKS Although the Company expects its Year 2000 project to reduce the risk of business interruptions due to the Year 2000 problem, there can be no assurance that these results will be achieved. Failure to correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Factors that give rise to uncertainty include failure to identify all susceptible systems, failure by third parties to address the Year 2000 problem whose systems or products, directly or indirectly, are depended on by the Company, loss of personnel resources within the Company to complete the Year 2000 project, or other similar uncertainties. Based on an assessment of the Company's current state of readiness with respect to the Year 2000 problem, the Company believes that the most reasonably likely worst case scenario would involve the noncompliance of one or more of the Company's third-party financial institutions or key suppliers. Such an event could result in a material disruption to the Company's operations. Specifically, the Company could experience an interruption in its ability to collect funds from dealer finance companies, process payments to suppliers, and receive key material components from suppliers thus slowing or interrupting the production process. If this were to occur it could, depending on its duration, have a material impact on the Company's business, results of operations, financial condition and cash flows.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
------------------------------------------------
POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

CYCLICALITY AND SEASONALITY The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions which affect disposable income for leisure-time activities. Concerns about the availability and price of gasoline, decreases in consumer confidence, increases in interest rates and reductions in available financing have had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company's products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

INTEGRATION OR ACQUIRED BUSINESS; MANAGEMENT OF GROWTH One of the Company's objectives is to acquire businesses in the RV industry or related areas. Successfully accomplishing this goal depends upon a number of factors, including the Company's ability to find suitable acquisition candidates, negotiate acquisitions on acceptable terms, retain key personnel of the acquired entities, hire and train other competent managers, and effectively and profitably integrate the operations of the acquired businesses into the Company's existing operations. The process of integrating acquired businesses may require a significant amount of resources and management attention, which could temporarily detract attention from the day-to-day business of the Company. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls, and to attract, retain, motivate and manage employees effectively. The failure of the Company to manage growth in its business effectively could have a material adverse effect on the financial condition and results of operations of the Company.

EXPANSION OF MANUFACTURING FACILITIES In 1999, the Company purchased additional land in Perris, California, Junction City, Oregon, and Hillsborough County, Florida for planned expansion of manufacturing and service facilities. There can be no assurance that such facilities or future additional facilities will be able to meet the manufacturing needs of the Company or that the Company will be able to attract and retain qualified technical, supervisory and manufacturing personnel required in order to operate such facility in an effective and efficient manner.

DEPENDENCE ON CERTAIN DEALERS; CONCENTRATION OF DEALERS IN CERTAIN REGIONS Although no one dealer accounted for more than 10% of the Company's net sales during the year ended December 31, 1998 and the nine months ended September 30, 1999, the Company's top ten dealers accounted for approximately 44% and 42% of the Company's sales during the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, a significant portion of the Company's sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in such region could materially adversely affect the Company's sales.

DEPENDENCE ON CHASSIS SUPPLIERS One of the principal components used in the manufacture of motorhomes and bus conversions is the chassis and bus shell, respectively, which include the engine, drive train and other operating components. Although Country Coach manufactures chassis used in certain of its products, the Company obtains the required chassis for most of its Class A motorhomes from a limited number of manufacturers and the required bus shells from Prevost Corporation. Prevost is the only manufacturer of bus shells used in the Company's bus conversions and there is only one other manufacturer of bus shells in North America. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed five weeks, and the RV industry as a whole has from time to time experienced temporary shortages of chassis. In the second quarter of 1999, Ford announced a temporary reduction in the availability of a particular chassis that the Company uses in several of its current models. The reduced allocation is set to begin in the fourth quarter of 1999. The Company presently believes that its expected allocation of chassis is sufficient to enable the growth planned for these models and does not presently foresee operating difficulties with respect to this issue. However, if any of the Company's suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

POTENTIAL LIABILITIES UNDER REPURCHASE AGREEMENTS As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to purchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The risk of loss, however, is spread over many dealers and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Although losses under these agreements have not been significant in the past, if the Company were obligated to repurchase a significant number of RVs in the future, it could result in losses and a reduction in new RV sales. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $88 million as of December 31, 1998.

COMPETITION The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, are larger and have substantially greater financial and other resources than the Company. According to an industry source, the two largest motorhome manufacturers had sales aggregating 42% of industry-wide retail unit sales of Class A motorhomes for the year ended December 31, 1998. In addition, sales of used RVs provide competition to RV manufacturers.

GOVERNMENT REGULATION The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components which have been promulgated thereunder by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. The Company has from time to time instituted voluntary recalls of certain motorhome units, none of which had a material adverse effect on the Company. The Company is also subject to numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws."

The Company's manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated thereunder will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process or costly cleanup or capital expenditures.

PRODUCT LIABILITY The Company maintains product liability insurance with coverage in amounts which management believes is reasonable. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. Given the nature of the Company's business, product liability in excess of the Company's insurance coverage, if incurred, could have a material adverse effect on the Company.

ANTITAKEOVER PROVISIONS Certain provisions of the Company's Certificate of Incorporation, as well as Delaware corporate law and the Company's Stockholder Rights Plan (the "Rights Plan"), may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Such provisions also may adversely affect prevailing market prices for the Common Stock. Certain of such provisions allow the Company's Board of Directors to issue, without additional stockholder approval, preferred stock having rights senior to those of the Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed matter. In August 1996, the Company adopted the Rights Plan, pursuant to which holders of the Common Stock received a distribution of rights to purchase additional shares of Common Stock, which rights become exercisable upon the occurrence of certain events.

       Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.       Exhibits
      None

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

      Date: November 11, 1999                     By /s/ BRADLEY C. ALBRECHTSEN

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