Form 10-K
period 1999-12-31
NATIONAL RV HOLDINGS INC
filed 2000-03-31
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
   OF 1934 (FEE REQUIRED) OR
[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (NO FEE REQUIRED)
                      For the year ended December 31, 1999
                         Commission file number 0-22268
                          NATIONAL R.V. HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
           Delaware                              No. 33-0371079
  -------------------------------        -----------------------------------
  (State or other jurisdiction of        (I.R.S.Employer Identification No.)
   incorporation or organization)
  3411 N. Perris Blvd., Perris, California                     92571
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)
       Registrant's telephone number, including area code: (909) 943-6007
           Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, par value $.01 per share           New York Stock Exchange
 --------------------------------------    -----------------------------------
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

                                            Yes X               No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 27, 2000 was approximately $139,184,176

The number of shares outstanding of the Registrant's common stock, as of March 27, 2000, was 9,657,086.

Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 2000 Annual Meeting of Stockholders.

         PART I

Item 1.  Business of the Registrant

General

     National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. From its Perris, California facility, the Company designs, manufactures and markets National R.V., Inc. ("NRV") Class "A" motorhomes and fifth-wheel travel trailers under brand names including Islander, Tradewinds, Caribbean, Tropi-Cal, Dolphin, Sea Breeze, Sea View, Surf Side, and Palisades. From its Junction City facility, the Company designs, manufactures and markets Country Coach, Inc. ("CCI") high-end (Highline) Class "A" motorhomes and bus conversions under brand names including Concept, Affinity, Allure, Intrigue and Magna. The Company, which began manufacturing recreational vehicles ("RVs") in 1964, is the fifth largest domestic manufacturer of Class A motorhomes and sells its motorhomes through a network of 234 dealer locations in 38 states and Canada.

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

         Motorhomes: Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver's area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into A, B and C classes. Class A motorhomes are constructed on a medium-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes generally range from $40,000 to $150,000. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $160,000 to $1,000,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.

         Towables: Towables are non-motorized RVs. Fifth-wheel travel trailers, similar to motorhomes in features and use, are constructed with a raised forward section that attaches to the bed of a pick-up truck. This allows a bi-level floor plan and generally more living space than conventional travel trailers. Fifth-wheel travel trailers are typically less expensive than motorhomes and range in retail price from $15,000 to $80,000. Conventional travel trailers are similar to fifth-wheel travel trailers but do not have the raised forward section. Truck campers have many of the amenities found on travel trailers and slide into the bed of a pickup truck. Folding camping trailers contain fewer features than other towables and are constructed with collapsible "tent" sidewalls that fold for easy towing.

         Van Conversions: Van conversions are automotive vans converted by van upfitters to include such features as entertainment centers, comfortable seating, window treatments and lighting.


         Trends and Demographics

         According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 1999 increased 9.7% to 321,200 from 292,700 in 1998. The aggregate wholesale value of these 1999 shipments was $8.3 billion, with Class A motorhomes comprising $4.4 billion or 53% of the total and fifth-wheel travel trailers comprising $1.2 billion or 14.5% of the total. Unit shipments of Class A motorhomes in 1999 increased 15.2% to 49,400 from 42,900 in 1998. The average wholesale price of Class A motorhomes increased 17.4% in 1999 to $88,962 from $75,754 in 1998. Unit shipments of fifth-wheel travel trailers increased 7.1% in 1999 to 60,500 from 56,500 in 1998. The average wholesale price of fifth-wheel travel trailers increased in 1999 0.8% to $20,284 from $20,119 in 1998.

         While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has undergone a consolidation. Between 1992 and 1999, the number of Class A motorhome manufacturers declined from 45 to 25. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 82.5% to 90.9%.

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

         Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers fourteen distinct lines of RVs, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $42,000 to $1,200,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

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

         Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 1999, the Company was the third largest manufacturer of Highline motorhomes, with approximately 15.6% of this market, up from 14.8% in 1998. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products and expanding its production capacity in order to target the market's growing population and satisfy the desire of many current RV owners to purchase more upscale vehicles.

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

Business

         Products

         The Company's product strategy is to offer the highest value RVs across a wide range of retail prices to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. National RV currently manufactures Class A motorhomes under Islander, Tradewinds, Caribbean, Tropi-Cal, Dolphin, Sea Breeze, Sea View and Surf Side brand names and a line of fifth-wheel travel trailers under the Sea Breeze and Palisades brand names. Country Coach currently manufactures Highline motorhomes under the Concept, Affinity, Magna, Intrigue and Allure brand names and bus conversions under the Country Coach Prevost Conversion brand name.

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

         Country Coach Prevost Conversion. Built on the 40' and 45' XL II or the VIP chassis, the Country Coach Prevost Conversion combines creative floor plans with fully custom interiors and stunning one-of-a-kind exteriors. Among its many features of note are computerized touch pad switching, computerized air leveling, a voice synthesized monitoring system, and an Infotronics multiplex control console which networks together "stand alone" systems, so the user may program multiple systems at one time. Slide-out floor plans provide expanded living space. Suggested retail prices start at $715,000. The Country Coach Prevost Conversion was introduced in 1979.

         Concept. Completely custom, the 40' and 45' wide body, bus-style Concept is built from the ground up on the DynoMax chassis and is powered by a 500 horsepower Detroit Diesel Series 60 engine. The Concept's Pentium computer-driven digital dash features a Global Positioning System. Fully custom interior schemes, and Euro-styled Vitricor or laminate cabinetry complement beautiful one-of-a-kind interiors. Suggested retail prices start at $538,000. The Concept was introduced in 1988.

         Affinity. Built on the DynoMax chassis, the 38', 40' and 42' models feature the CAT 455 horsepower C-12 engine. The Affinity offers 14 exterior color combinations (or custom colors) with seven custom graphic schemes in addition to the standard scheme. Galley slide floor plans are available. Six designer coordinated interior schemes (or customization) are offered with 19 floor plan combinations. A 42' Affinity with a liftable tag axle and dual slide floor plan, the Bed & Breakfast, debuted in the 1999 model year.
Suggested retail prices start at $365,000. The Affinity was introduced in 1991.

         Magna. In 36', 38' and 40' lengths, the wide-body Magna is built on the DynoMax diesel-powered chassis featuring the Cummins 350 horsepower engine or CAT C-10 385 horsepower engine. The Magna offers 15 floor plan combinations and six designer coordinated interior packages (along with modified or complete customization) to complement the 14 exterior color combinations (or custom exterior graphics). Full size living room slides and new galley slides maximize interior living. Suggested retail prices start at $287,000. The Magna was introduced in 1991.

         Intrigue. The wide-body, bus-style Intrigue, in 32', 36' and 40' lengths, is built on the DynoMax chassis and powered by the Cummins 8.3 ISC 330 or 350 horsepower engine. It features custom crafted cabinetry with three color coordinated interior packages and 22 floor plan arrangements. Full size Great Room and galley slides are available. Suggested retail prices start at $201,000. The Intrigue was introduced in 1994.

         Islander. The Islander is a luxury, bus-style diesel pusher built on a semi-monocoque chassis manufactured by CCI. Available in one floorplan just under 40' in length, the Islander features a large slide room that adds approximately 45 square feet of additional living space. It carries a suggested retail price of $201,000 and was introduced in 1999.

         Allure. This Highline motorcoach is available in 32', 36' and 40' lengths. Built on the DynoMax chassis, the Allure is powered by the Cummins 8.3 ISC 275 or 330 HP C-Series horsepower engine. It features painted graphics, clear coat and bus-style aerodynamics. Offering three designer coordinated interior packages and 16 floor plan combinations, the Allure is available with full size living room slides and galley slides. Suggested retail prices start at $172,000. The Allure was introduced in 1995.

         Tradewinds. The Tradewinds is available in five floorplans on a diesel powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. Models are produced in 35-38 foot lengths and are available with a choice of oak or walnut interiors. Suggested retail prices range from $147,000 to $152,000. The Tradewinds was introduced in 1997.

         Caribbean. The Caribbean is a compact, luxury, bus-style, diesel pusher that represents a newer market segment that has emerged. Featuring one floorplan of 34 feet in length with a slide-out room, the Caribbean is designed to appeal to consumers looking for a luxury product that is easier to drive and handle than conventional luxury bus-style products. The Caribbean carries a suggested retail price of $138,000, and was introduced in 1999.

         Tropi-Cal. The Tropi-Cal is a wide-body bus-style motorhome outfitted similar to the Dolphin with certain distinct features, exterior styling and floorplans. The Tropi-Cal is available in seven floorplans on a gas-powered chassis and  produced  in 33 to 37 foot  lengths.  All models have an  automatic slide-out feature that expands the interior of the motorhome and adds approximately 36 square feet of additional living space. Suggested retail prices range from approximately $93,000 to $104,000. The Tropi-Cal was introduced in 1993.

         Dolphin. The Dolphin is available in eight floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The Dolphin models are produced in 33 to 37 foot lengths and have suggested retail prices that range from $90,000 to $100,000. The Class A Dolphin motorhome was introduced in 1985.

         Sea View. The Sea View is available in five floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhome and add approximately 36 square feet of additional living space. The

Sea View models are produced in 31 to 34 foot lengths and have suggested retail prices that range from $82,000 to $90,000. This product was introduced in 1997.

         Sea Breeze. The Sea Breeze is a moderately priced, bus-style motorhome, built on a gas-powered chassis. The Sea Breeze is a low profile motorhome, offering partial basement storage. The Sea Breeze features Corian countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze features four floorplans between 30 and 34 feet in length. Suggested retail prices range from approximately $72,000 to $90,000. The Class A Sea Breeze product was introduced in 1992.

         Surf Side.  The  Surf Side  is  available in  two floorplans on a gas-
powered  chassis.   This   full-basement  wide-body,  bus-style  motorhome  is
offered in 30 and 31 foot lengths and has a suggested retail price of $68,000. The Surf Side was introduced in 1999.

         Palisades Fifth-Wheel Travel Trailer. The Palisades fifth-wheel travel trailer comes in four, triple-slide floorplans ranging from 32 to 37 feet in length. All floorplans feature standard dark walnut interiors, and many other amenities. Suggested retail prices range from $50,000 to $65,000. The Palisades was introduced in 1999.

         Sea Breeze Fifth-Wheel Travel Trailer. The Sea Breeze fifth-wheel travel trailer comes in eight floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 29 to 37 foot lengths. Suggested retail prices range from $42,000 to $51,000. The Sea Breeze fifth-wheel trailer was introduced in 1995.

         Planned Product Introductions

         During 2000, the Company plans to add additional floorplans to the three products introduced in the fourth quarter of 1999, the Islander, Caribbean, and Palisades. New product introductions include a Tradewinds LTC, which is a Tradewinds on a raised-rail chassis, and two new products, the Castaic and the Marlin, targeting new price points in the diesel pusher market. Additionally, with the anticipated completion of the new towables plant at the Perris, California facility late in 2000, the Company plans to introduce a Sea Breeze travel trailer. Double-slide models incorporating a slide-out room in the bedroom area will be introduced on many of the existing product lines.

         Distribution and Marketing

         The Company markets NRV products through a network of 207 dealer locations in 38 states and Canada. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 27 dealer locations. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required and the tendency of Highline customers to make destination-type purchases. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has demonstrated high standards for service.

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

                  Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and if the "floor plan" lender has repossessed the unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 1999, the Company's contingent liability under these agreements was approximately $104.5 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.

                  Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the deferral of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

Manufacturing Facilities and Production

         The Company owns and operates manufacturing facilities in Perris, California, and Junction City, Oregon. NRV products are designed and manufactured in facilities encompassing 400,000 square feet located on approximately 49 acres in Perris. Two additional buildings are scheduled for construction in 2000 at the Perris facility. These include a 45,000 square foot, 30-bay service center, and a 164,000 square foot travel trailer manufacturing building. CCI products are designed and manufactured in facilities encompassing 386,000 square feet located on approximately 56 acres in Junction City. Construction of an additional 150,000 square foot manufacturing building at the Junction City facility is in the planning stages, with construction scheduled to begin in late 2000. The Company also owns 12 acres in Florida, where a 15-bay service center is planned for construction in the second half of 2000.

         The Company's vehicles are built by integrating manufacturing and assembly line processes. The Company has designed and built its own fabricating and assembly equipment and molds for a substantial portion of its manufacturing processes. The Company believes that its vertically integrated manufacturing systems and processes, which it has developed, enable it to efficiently produce high-quality products.

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

Product Development

         The Company utilizes a combined research and development staff of 76 employees who concentrate on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps and storage doors, are produced and tested. Upon completion and acceptance of the prototypes, the new products or components are integrated into the production process. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Research and development expenses were $4,087,000, $3,050,000 and $2,711,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Arrangements with Chassis Suppliers

         The Company's NRV subsidiary purchases gasoline-powered chassis' that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis' from Freightliner Custom Chassis Corporation, Spartan Motor Corporation, and from CCI. The Company's CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Prevost Conversions, which utilize a Prevost bus shell. The Company takes advantage of cash discounts, for payment upon delivery, that are generally provided for in the purchase agreements with these manufacturers. Such agreements generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time experiences short-term shortages of chassis.

Backlog

     The Company's backlog of orders was $64.0 million as of February 29, 2000 and $79.6 million as of February 28, 1999. All backlog orders are subject to cancellation. To the extent not canceled, the Company expects that its backlog as of February 29, 2000 will be filled within 60-90 days.

Competition

         The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., the two leading manufacturers accounted for approximately 39.8% and 42.1% of total retail units sold in the Class A motorhome market during 1999 and 1998, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product sales has increased from 1.9% in 1992 to 3.4% in 1993, 4.0% in 1994, 4.2% in 1995, 6.1% in 1996, 7.8% in 1997, 8.2% in 1998, and 8.2% in 1999.

Regulation

         The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components that have been promulgated thereunder by the Department of Transportation. The regulations that have been promulgated under the Motor

Vehicle Act permit the National Highway Traffic Safety Administration (the "NHTSA") to require a manufacturer to remedy vehicles containing defects related to motor vehicle safety or vehicles which fail to conform to all applicable federal motor vehicle safety standards. The Motor Vehicle Act also provides for the recall and repair of vehicles that contain certain hazards or defects. In addition, the Company has from time to time instituted voluntary recalls of certain motorhome units, none of which have had a material adverse effect on the Company.

         In March, 2000, CCI received a notice from NHTSA which indicated that NHTSA is conducting a review of a safety recall by CCI in 1999 concerning certain motorhomes equipped with a slide galley option and requested certain information about motorhomes with slide out sections manufactured by CCI. CCI intends to respond fully to NHTSA's request. At this time, it is not possible to ascertain what action NHTSA may take with respect to such a review, or what impact, if any, that the review may have on the Company's financial condition or results of operations. Future recalls of the Company's vehicles, voluntary or involuntary, could have a material adverse effect on the Company's financial condition and results of operation.

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

         Federal and state authorities have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect the business and operations of the Company. California environmental emission regulations limit the amount of fiberglass production that the Company may fabricate. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards. The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), which regulates workplace health and safety.
Representatives of OSHA and the RVIA periodically inspect the Company's plant.

Product Warranty

         The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company's warranties are chassis manufactured by third parties and certain other specified components that are warranted by the Company's suppliers of these items. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty period covers the lesser of one year or 18,000 miles. The Company's warranty reserve was $7.8 million at December 31, 1999, which the Company believes is sufficient to cover warranty claims.

Trademarks

         NRV's  Dolphin,   Tropi-Cal,  Sea  Breeze,  Tradewinds,  Sea  View  and
DuraFrame trademarks,  and CCI's Affinity,  Magna,  Intrigue,  Allure, and Great

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

Employees

         As of February 29, 2000, the Company employed a total of 2,170 people, of which 1,960 were involved in manufacturing, 63 in administration, 76 in research and development and 71 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.


Item 2. Properties

         The Company owns and operates manufacturing facilities in Perris, California, and Junction City, Oregon. NRV products are designed and manufactured in facilities encompassing 400,000 square feet located on approximately 49 acres in Perris. Two additional buildings are scheduled for construction in 2000 at the Perris facility. These include a 45,000 square foot, 30-bay service center, and a 164,000 square foot travel trailer manufacturing building. CCI products are designed and manufactured in facilities encompassing 386,000 square feet located on approximately 56 acres in Junction City. A portion of CCI's facilities representing 276,000 square feet is being leased under an agreement expiring in October 2000 (renewable in two separate five-year increments at fair market values). Construction plans on an additional 150,000 square foot manufacturing building at the Junction City facility are under way, with actual construction scheduled to begin in late 2000. The Company also owns 12 acres in Florida, where a 15-bay service center is planned for construction in late 2000.

         The Company believes that present facilities are well maintained and in good condition. The plants are currently operating at approximately 80% capacity.

Item 3.  Legal Proceedings

         There are no material legal proceedings to which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                  PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock, par value $.01 per share (the "Common Stock"), has been trading on the New York Stock Exchange under the symbol NVH since December 14, 1998. From September 30, 1993 to December 13, 1998, the stock traded on the Nasdaq National Market under the symbol NRVH. Prior to that time, there was no public market for the Common Stock.

                1999                                    High             Low
                ----                                    ----             ---
         First Quarter                                $ 26.88           $ 20.56
         Second Quarter                                 29.50             21.88
         Third Quarter                                  27.31             19.13
         Fourth Quarter                                 21.25             16.25

                1998                                    High             Low
                ----                                    ----             ---
         First Quarter                                $ 29.69           $ 16.94
         Second Quarter                                 30.81             21.38
         Third Quarter                                  33.67             17.56
         Fourth Quarter                                 28.00             13.13

         On March 27, 2000, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $26.375 per share. As of March 27, 2000, there were 86 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

         The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The ability of the Company to declare and pay dividends is restricted by the Revolving Credit Agreement, dated as of March 11, 1999, between the Company and Bank of America NT&SA, which prohibits the payment of dividends in cash or property unless the Company satisfies certain financial tests set forth therein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Selected Financial Data

         The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1997, 1998 and 1999 and the selected balance sheet data as of December 31, 1998 and 1999 are derived from the Company's audited consolidated financial statements that are included elsewhere herein. The selected income statement data for the year ended December 31, 1996 along with the balance sheet data as of December 31, 1996 and 1997 are derived from the audited consolidated financial statements of the Company which are not included herein. The selected income statement data for the year ended December 31, 1995 along with the balance sheet data as of December 31, 1995 are derived from the accounting records of the Company and have not been audited.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                (In thousands, except per share and unit amounts)

                                                     Years Ended December 31,
                                             -------------------------------------------------------
                                                1999       1998      1997     1996 (1)     1995
                                             ----------- --------- ---------  --------- ------------
Operations Data:                                                                        (Unaudited)
Net sales                                     $ 419,421  $ 360,326 $ 285,951  $ 137,101    $ 89,397
Cost of sales                                   348,592   302,098   245,763    118,643       78,089
                                             ----------- --------- ---------------------------------
   Gross profit                                  70,829    58,228    40,188     18,458       11,308
Selling expenses                                 11,437    11,154     9,518      4,209        2,643
General and administrative expenses               7,214     6,586     5,649      2,899        2,455
Amortization of intangibles                         413       413       413         80            -
                                             ----------- --------- ---------------------------------
   Operating income                              51,765    40,075    24,608     11,270        6,210
Interest (income) expense, net                   (1,379)     (280)      222        111            3
Other financing related costs                         -       213       113        149          178
Other                                              (432)        -         -          -            -
                                             ----------- --------- ---------------------------------
   Income before income taxes and
     extraordinary item                          53,576    40,142    24,273     11,010        6,029
Provision for income taxes                       20,625    16,033     9,767      4,405        2,387
                                             ----------- --------- ---------------------------------
   Net income before extraordinary items         32,951    24,109    14,506      6,605        3,642
Loss on investment in marketable equity
   securities                                         -         -         -          -         (958)
Gain on early extinguishment of debt                  -         -         -          -          342
                                             ----------- --------- ---------------------------------
   Net income                                  $ 32,951  $ 24,109  $ 14,506    $ 6,605      $ 3,026
Basic earnings per common share:
  Income before extraordinary items              $ 3.16    $ 2.35    $ 1.55     $ 0.92       $ 0.51
  Extraordinary items                                 -         -         -          -        (0.09)
                                             ----------- --------- ---------------------------------
    Net income                                   $ 3.16    $ 2.35    $ 1.55     $ 0.92       $ 0.42
Diluted earnings per common share:
  Income before extraordinary items              $ 2.95    $ 2.11    $ 1.40     $ 0.84       $ 0.50
  Extraordinary items                                 -         -         -          -        (0.09)
                                             ----------- --------- ---------------------------------
    Net income                                   $ 2.95    $ 2.11    $ 1.40     $ 0.84       $ 0.41
Weighted average number of common shares
    outstanding:
  Basic                                          10,430    10,263     9,365      7,190        7,070
  Diluted                                        11,178    11,423    10,390      7,887        7,268
Other Data:
Class A units sold                                3,951     3,652     3,039      2,042        1,504
Fifth-Wheel Travel Trailers sold                    431       410       258        210          299
Balance Sheet Data:
Total assets                                  $ 159,214  $ 117,739 $ 87,204   $ 68,050     $ 34,308
Working capital                                  91,916    63,480    39,271     29,553       15,080
Long-term debt                                       84     1,700     6,703      7,272        7,034
Stockholders' equity                            130,566    94,489    60,958     45,532       18,625

     (1) Operating results in 1996, 1997, 1998 and 1999 reflect the effects of the acquisition of Country Coach, Inc. in November 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This analysis of the Company's financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Results of Operations

         The following table sets forth for the periods indicated the percentage
of  net  sales   represented  by  certain  items   reflected  in  the  Company's
Consolidated Statement of Income:

                                                  Percentage of Net Sales
                                                        Years Ended
                                                        December 31,
                                               -----------------------------
                                                 1999       1998       1997
                                               --------   --------   -------

Net sales                                         100.0 %    100.0 %   100.0 %
Cost of sales                                      83.1       83.8      86.0
                                                --------   --------   -------
Gross profit                                       16.9       16.2      14.0
Selling                                             2.8        3.1       3.3
General and administrative                          1.7        1.9       2.0
Amortization of intangibles                         0.1        0.1       0.1
                                                --------   --------   -------
Operating income                                   12.3       11.1       8.6
Interest (income) expense, net                     (0.3)      (0.1)      0.1
Other financing related costs                      (0.2)       0.1       0.0
                                                --------   --------   -------
Income before income taxes                         12.8       11.1       8.5
Provision for income taxes                          4.9        4.4       3.4
                                                --------   --------   -------
Net income                                          7.9        6.7       5.1
                                                ========   ========   =======


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales in 1999 increased by $59.1 million to $419.4 million, or 16.4%, from $360.3 million in 1998. NRV's sales of Class A motorhomes increased 236 units, or 7.6%, in 1999 to 3,333 units compared to 3,097 units in 1998, and the average sales price increased 5.5% reflecting strong demand for higher-priced motorhomes with slide-out rooms and more diesel-pusher motorhome sales. Sales of fifth-wheel travel trailers increased 21 units, or 5.1%, in 1999 to 431 units compared to 410 units in 1998. CCI's unit sales increased 63 units, or 11.4%, in 1999 to 618 units compared to 555 units in 1998.

     Cost of goods sold in 1999 increased by $46.5 million to $348.6 million, or 15.4%, from $302.1 million in 1998 resulting primarily from increased net sales. Gross profit margin was 16.9% in 1999 compared to 16.2% in 1998.

         Selling expenses in 1999 increased by $0.3 million to $11.4 million, or 2.5%, from $11.1 million in 1998 primarily due to the increase in net sales. As a percentage of net sales, selling expenses decreased to 2.8% in 1999 from 3.1% in 1998.

         General and administrative expenses in 1999 increased by $0.6 million to $7.2 million, or 9.5%, from $6.6 million in 1998. As a percentage of net sales, general and administrative expenses decreased to 1.7% in 1999 from 1.9% in 1998.

         Amortization of intangibles was $0.4 million in 1999 and 1998.

         As a result of the foregoing, operating income in 1999 increased by $11.7 million, or 29.2%, to $51.8 million from $40.1 million in 1998. As a percentage of net sales, operating income increased to 12.3% in 1999 from 11.1% in 1998.

         Other income, which includes net interest income and other financing related costs, increased by $1.7 million to $1.8 million in 1999 from $0.1 million in 1998. The change was primarily due to a $1.0 million increase in interest income resulting from increased cash balances.

         Provision for income taxes in 1999 and 1998 was $20.6 million and $16.0 million, respectively, representing a $4.6 million increase. The effective tax rate in 1999 was 38.5% compared to 39.9% in 1998. The decrease was due to a reduction in state income taxes resulting from state tax planning.

     Net income increased $8.8 million, or 36.7%, to $33.0 million from $24.1 million in 1998. As a percentage of net sales, net income increased to 7.9% from 6.7% in 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales in 1998 increased by $74.4 million to $360.3 million, or 26.0%, from 1997. NRV's sales of Class A motorhomes increased 558 units, or 22.0% in 1998 to 3,097 units compared to 2,539 units in 1997, and the average sales price increased 5.3% reflecting strong demand for higher-priced motorhomes with slide-out rooms. Sales of fifth-wheel travel trailers increased 152 units, or 58.9% in 1998 to 410 units compared to 258 units in 1997. CCI's sales of Class A motorhomes and bus conversions increased 55 units, or 11.0% in 1998 to 555 units compared to 500 units in 1997.

         Cost of goods sold in 1998 increased by $56.3 million to $302.1 million, or 22.9% from 1997 resulting primarily from increased net sales. Gross profit margin was 16.2% in 1998 compared to 14.0% in 1997. The increase resulted primarily from manufacturing efficiencies realized from operating at a higher production level.

         Selling expenses in 1998 increased by $1.6 million to $11.2 million, or 17.2% from 1997 primarily due to the increase in net sales. As a percentage of net sales, selling expenses decreased to 3.1% in 1998 from 3.3% in 1997.

         General and administrative expenses in 1998 increased by $0.9 million to $6.6 million, or 16.6%. As a percentage of net sales, general and administrative expenses decreased to 1.9% in 1998 from 2.0% in 1997.

         Amortization of intangibles was $0.4 million in 1998 and 1997.

         As a result of the foregoing, operating income in 1998 increased by $15.5 million, or 62.9%, to $40.0 million. As a percentage of net sales, operating income increased to 11.1% in 1998 from 8.6% in 1997.

         Other expense (income), which includes net interest expense and other financing related costs, decreased by $402,000 to $67,000 of income in 1998 from $335,000 of expense in 1997. The change was primarily due to a $321,000 increase in interest income resulting from increased cash balances.

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

Liquidity and Capital Resources

         During 1999, the Company financed its operations primarily through its existing cash and income from operations. At December 31, 1999, the Company had working capital of $91.9 million compared to $63.5 million at December 31, 1998. This increase of $28.4 million was primarily due to a $9.9 million increase in cash, $1.8 million increase in accounts receivable, and a $21.4 million increase in inventory, partially offset by a $2.4 million increase in accounts payable and a $4.6 million increase in accrued expenses. The increase in accrued expenses was due primarily to a $1.9 million increase in warranty reserve and a $0.9 million increase in workers' compensation reserve. Net cash provided by operating activities was $18.3 million for the year ended December 31, 1999.

         During the year ended December 31, 1999, net cash used in investing activities was $8.6 million and includes $11.3 million of capital expenditures, related primarily to $3.0 million in land acquisitions for planned expansion, and $4.5 million of equipment purchases. The capital expenditures were partially offset by $3.0 million received in respect of its limited partnership interest in Dune Jet Services as a result of the liquidation of the partnership.

         During the twelve months ended December 31, 1999, net cash provided by financing activities was $0.1 million due mainly to $1.9 million in proceeds from the exercise of Company stock options and warrants partially offset by a $1.8 million reduction in long-term debt.

         As of December 31, 1999, the Company had short-term debt of $20,000 and long-term debt of $84,000.

         The Company has a revolving credit facility of $40 million with Bank of America National Trust and Savings Association. The revolving credit facility is available for general corporate and working capital needs and capital expenditures. A separate term facility of $20 million exists for acquisitions. Amounts borrowed under the term facility reduce the amount available under the revolving credit facility. Amounts borrowed under the credit facilities bear interest at the bank's reference rate or at a LIBOR-based rate plus an applicable amount. The facilities contain, among other provisions, certain financial covenants, including net worth and debt ratios. At December 31, 1999, no amounts were outstanding under these revolving credit facilities.

         The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facilities, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

         In January 2000, the Company's board of directors approved and implemented a plan to repurchase up to one million shares of the Company's common stock, to be acquired from time to time at current market or privately negotiated prices.

Effects of Inflation

         Management does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

Year 2000 Date Conversion

         The Company has completed its year 2000 compliance assessment and implemented corrective solutions for its critical systems. Total costs incurred by the Company with respect to this project were immaterial. The Company experienced no measurable impact from the Y2K changeover.

Forward Looking Statements

         Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the Company's dependence on chassis suppliers; the integration by the Company of acquired businesses and the management of growth; potential liabilities under repurchase agreements; competition; government regulation; product liability; dependence on key personnel and dependence on certain dealers and concentration of dealers in certain regions. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth below. Additional information concerning risks and uncertainties may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies.

Item 8.  Financial Statements and Supplementary Data

         The information required by this item is contained in the financial statements listed in Item 14(a) under the caption "Consolidated Financial Statements" and commencing on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                  PART III

Item 10.  Directors and Officers of the Registrant.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Party Transactions.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)      List of Documents filed as part of this Report

             1.   Financial Statements:

                  Report of Independent Accountants

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Income for the years ended December
                       31, 1999, 1998, and 1997

                  Consolidated Statements of Cash Flows for the years ended
                       December 31, 1999, 1998, and 1997

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

             2.   Financial Statement Schedules

                  Schedule VIII - Valuation and Qualifying Accounts

             3.        Exhibits

         (b)      Reports on Form 8-K:

                           None

Designation
of Exhibit                    Description of Exhibit
----------     ----------------------------------------------------
 3.1     The Company's Restated Certificate of Incorporation. (2)
 3.2     The Company's By-laws. (2)
 4.1     Specimen-Certificate of Common Stock. (1)
10.1     National R.V. Holdings, Inc. 1993 Stock Option Plan. (1)
10.2     National R.V. Holdings, Inc. 1993 Option Plan. (2)
10.3     1995 Stock Option Plan. (3)
10.4     Rights Plan Agreement with Continental Stock Transfer & Trust Company.
            (4)
10.5     1996 Stock Option Plan. (5)
10.6     1997 Stock Option Plan (6)
10.7     1999 Stock Option Plan
10.8     Employment Agreement dated as of August 6, 1999 between the Company and
             Bradley C. Albrechtsen.

10.9     Employment Agreement dated as of January 31, 2000 between the Company and Wayne M. Mertes.
10.10    Employment Agreement dated as of January 31, 2000 between the Company and Robert B. Lee.
21.1     List of Subsidiaries. (6)
23.1     Consent of PricewaterhouseCoopers LLP
99.1     Risk Factors
---------------------------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993 (File No.33-72954).
(3) Previously filed as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(4)      Incorporated  by reference  from Form 8-A declared  effective on August
         26, 1996.
(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996. (6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NATIONAL R.V. HOLDINGS, INC.

Dated: March 27, 2000                       By  /s/ Wayne M. Mertes
                                              --------------------------------
                                                     Wayne M. Mertes,
                                                     President and
                                                     Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Capacity in Which Signed            Date
---------------                  ----------------------------     -----------
/s/ Gary N. Siegler              Chairman of the Board           March 27, 2000
--------------------------
    Gary N. Siegler

/s/ Wayne M. Mertes              Chief Executive Officer         March 27, 2000
--------------------------        and Director (Principal
    Wayne M. Mertes               Executive Officer)


/s/ Robert B. Lee                Director                        March 27, 2000
--------------------------
    Robert B. Lee

/s/ Bradley C. Albrechtsen       Chief Financial Officer         March 27, 2000
--------------------------        (PrincipalAccounting and
    Bradley C. Albrechtsen        Financial Officer)

/s/ Stephen M. Davis             Director and Secretary          March 27, 2000
-------------------------
    Stephen M. Davis

/s/ Neil H. Koffler              Director                        March 27, 2000
--------------------------
    Neil H. Koffler

/s/ Doy B. Henley                Director                        March 27, 2000
--------------------------
    Doy B. Henley

/s/ Greg McCaffery               Director                        March 27, 2000
--------------------------
    Greg McCaffery

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 23 present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 23 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers
---------------------------

Los Angeles, CA
February 11, 2000

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                 -------------------------------
                                                      1999             1998
                                                 --------------    -------------
                    ASSETS
Current assets:
     Cash and cash equivalents                      $ 20,301,000    $ 10,446,000
     Receivables, less allowance for doubtful
       accounts ($199,000 and $188,000,
       respectively)                                  22,473,000      20,719,000
     Inventories                                      68,187,000      46,832,000
     Deferred income taxes                             5,610,000       3,883,000
     Prepaid expenses                                  1,439,000         809,000
                                                  --------------   -------------
          Total current assets                       118,010,000      82,689,000
Goodwill - net                                         6,952,000       7,365,000
Property, plant and equipment, net                    33,167,000      24,341,000
Other                                                  1,085,000       3,344,000
                                                  --------------   -------------
                                                    $159,214,000    $117,739,000
                                                  ==============   =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                $   20,000     $   166,000
     Accounts payable                                 11,166,000       8,771,000
     Accrued expenses                                 14,908,000      10,272,000
                                                  --------------   -------------
       Total current liabilities                      26,094,000      19,209,000
Deferred income taxes                                  2,470,000       2,341,000
Long-term debt                                            84,000       1,700,000
Commitments and contingencies
Stockholders' equity:
     Preferred Stock, $.01 par value, 5,000
       shares authorized, 4,000 issued and
       outstanding                                             -               -
     Common Stock, $.01 par value, 25,000,000
       shares authorized, 10,588,886 and
       10,322,837 issued and outstanding,
       respectively                                      106,000         103,000
     Additional paid-in capital                       47,768,000      44,645,000
     Retained earnings                                82,692,000      49,741,000
                                                  --------------   -------------
       Total stockholders' equity                    130,566,000      94,489,000
                                                  --------------   -------------
                                                   $159,214,000     $117,739,000
                                                  ==============   =============






                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                            Year Ended December 31,
                                ------------------------------------------------
                                     1999             1998             1997
                                --------------   --------------   --------------

Net sales                         $419,421,000     $360,326,000     $285,951,000
Cost of goods sold                 348,592,000      302,098,000      245,763,000
                                --------------   --------------   --------------
     Gross profit                   70,829,000       58,228,000       40,188,000
                                --------------   --------------   --------------
Selling expenses                    11,437,000       11,154,000        9,518,000
General and administrative
  expenses                           7,214,000        6,586,000        5,649,000
Amortization of intangibles            413,000          413,000          413,000
                                --------------   --------------   --------------
     Total operating expenses       19,064,000       18,153,000       15,580,000
                                --------------   --------------   --------------
     Operating income               51,765,000       40,075,000       24,608,000
Other expenses (income):
     Interest income                (1,408,000)        (434,000)        (113,000)
     Interest expense                   29,000          154,000          335,000
     Other                            (432,000)         213,000          113,000
                                --------------   --------------   --------------
       Total other expenses
          (income)                  (1,811,000)         (67,000)         335,000
                                --------------   --------------   --------------
     Income before income taxes     53,576,000       40,142,000       24,273,000
Provision for income taxes          20,625,000       16,033,000        9,767,000
                                --------------   --------------   --------------
     Net income                    $32,951,000      $24,109,000      $14,506,000
                                ==============   ==============   ==============


Earnings per common share:
     Basic                           $    3.16        $    2.35        $    1.55
     Diluted                         $    2.95        $    2.11        $    1.40

Weighted average number of shares:
     Basic                          10,429,658       10,263,157        9,364,574
     Diluted                        11,178,330       11,423,471       10,389,640










                 See Notes to Consolidated Financial Statements


                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Year Ended December 31,
                                                     -----------------------------------------
                                                         1999          1998           1997
                                                     ------------  ------------   ------------
Cash flows from operating activities:
  Net income                                          $32,951,000   $24,109,000    $14,506,000
      Adjustments to reconcile net income to
         net cash provided by operating activities:
      Depreciation                                      2,463,000     1,880,000      1,322,000
      Amortization of intangibles                         413,000       413,000        413,000
      Gain on asset disposals                            (463,000)
      Tax benefit related to exercise of stock
        options                                         1,263,000     6,021,000              -
      Changes in assets and liabilities:
         Increase in receivables                       (1,754,000)   (9,331,000)    (5,866,000)
         Increase in inventories                      (21,355,000)   (9,289,000)    (3,528,000)
         (Increase) decrease in prepaid expenses         (630,000)      566,000       (143,000)
         Increase (decrease) in accounts payable        2,395,000      (235,000)     1,270,000
         Increase in accrued expenses                   4,636,000     2,514,000      4,020,000
         Decrease in deferred income taxes             (1,598,000)   (1,026,000)      (959,000)
                                                     ------------  ------------   ------------
      Net cash provided by operating activities        18,321,000    15,622,000     11,035,000

Cash flows from investing activities:
  Return of investment in Dune Jet Services, LLP        2,985,000             -              -
  Increase in other assets                               (292,000)     (324,000)    (2,885,000)
  Capital expenditures                                (11,260,000)   (6,404,000)    (5,597,000)
                                                     ------------  ------------   ------------
      Net cash used in investing activities            (8,567,000)   (6,728,000)    (8,482,000)

Cash flows from financing activities:
  Decrease in line of credit                                    -             -     (1,400,000)
  Net proceeds from restricted funds                            -             -      1,210,000
  Principal payments on long-term debt                 (1,762,000)   (5,391,000)      (560,000)
  Proceeds from issuance of common stock                1,863,000     3,401,000      1,140,000
  Purchase of treasury stock                                    -             -       (220,000)
                                                     ------------  ------------   ------------
      Net cash provided by (used in) financing
         activities                                       101,000    (1,990,000)       170,000
                                                     ------------  ------------   ------------
  Net increase in cash                                  9,855,000     6,904,000      2,723,000
  Cash, beginning of year                              10,446,000     3,542,000        819,000
                                                     ------------  ------------   ------------
  Cash, end of year                                   $20,301,000   $10,446,000    $ 3,542,000
                                                     ============  ============   ============







                 See Notes to Consolidated Financial Statements

                                           NATIONAL R.V. HOLDINGS, INC.
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                     Common Stock                                              Treasury Stock
                      Preferred -------------------------      Paid-In        Retained      ---------------------
                        Stock       Shares      Amount         Capital        Earnings       Shares       Amount         Total
                      --------  ------------  -----------   --------------  --------------  ---------  -----------  ----------------
                          $ -     9,290,328      $62,000      $34,344,000     $11,126,000          -          $ -      $ 45,532,000
Common stock issued
     under option plan               54,681            -          183,000                                                   183,000
Common stock issued
     upon exercise of
     warrants                       122,025        1,000          736,000                      12,400     220,000           957,000
Purchase of treasury
     stock                                                                                    (12,400)   (220,000)         (220,000)
Net income                                                                     14,506,000                                14,506,000
                      --------  ------------  -----------   --------------  --------------  ---------  ----------   ----------------
                          $ -     9,467,034      $63,000      $35,263,000     $25,632,000           -        $ -       $ 60,958,000
Stock split - 3-for-2                             31,000          (31,000)                                                        -
Common stock issued
     under option plan              797,517        8,000        3,158,000                                                 3,166,000
Common stock issued
     upon exercise of
     warrants                        58,286        1,000          234,000                                                   235,000
Tax benefit related to
     exercise of stock
     options                                                    6,021,000                                                 6,021,000
Net income                                                                     24,109,000                                24,109,000
                      --------  ------------  -----------   --------------  --------------  ----------  ---------   ----------------
                           $ -   10,322,837     $103,000      $44,645,000     $49,741,000           -        $ -       $ 94,489,000
Common stock issued
     under option plan              265,754        3,000        1,857,000                                                 1,860,000
Common stock issued
     upon exercise of
     warrants                           295            -            3,000                                                     3,000
Tax benefit related to
     exercise of stock
     options                                                     1,263,000                                                1,263,000
Net income                                                                     32,951,000                                32,951,000
                      --------- ------------  -----------   --------------  --------------  ----------  ---------   ----------------
                           $ -   10,588,886     $106,000      $47,768,000     $82,692,000           -        $ -       $130,566,000
                      ========= ============  ===========   ==============  ==============  ==========  =========   ================





                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     National R.V. Holdings, Inc. (the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc.
(NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Caribbean, Dolphin, Islander, Palisades, Sea Breeze, Sea View, Surf Side, Tradewinds and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Intrigue and Magna.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. Management believes that the estimates included in the financial statements are reasonable based on the facts and circumstances known to them at the time of preparation.

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

REVENUE RECOGNITION

     Sales are recorded by the Company when products are shipped to the dealer.

AMORTIZATION OF INTANGIBLE ASSETS

     Goodwill related to the acquisition of CCI during 1996 is being amortized on the straight-line basis over a twenty-year period.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations as incurred and are included in cost of goods sold. Research and development expenses were $4,087,000, $3,050,000 and $2,711,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

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

     The difference in the shares used to determine basic and diluted EPS is as follows:

                                                  Year Ended December 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
     Shares used for basic ..............  10,429,658   10,263,157    9,364,574
     Dilutive effect of:
       Stock options ....................     743,602    1,151,889      997,859
       Warrants .........................       5,070        8,425       27,207
                                           ----------   ----------   ----------
     Shares used for diluted ............  11,178,330   11,423,471   10,389,640
                                           ==========   ==========   ==========

2.   Inventories

     Inventories consist of the following:

                                                      December 31,
                                                  1999             1998
                                              ------------     ------------
     Finished goods .......................   $ 12,315,000     $ 11,112,000
     Work-in-process ......................     18,274,000       13,815,000
     Raw materials ........................     14,027,000       12,477,000
     Chassis ..............................     23,571,000        9,428,000
                                              ------------     ------------
                                              $ 68,187,000     $ 46,832,000
                                              ============     ============


3.   Property, Plant and Equipment

     Major classes of property, plant and equipment consist of the following:

                                                     December 31,
                                                  1999            1998
                                              ------------    ------------
     Land .................................   $  6,360,000    $  3,442,000
     Buildings ............................     17,441,000      15,289,000
     Machinery and equipment ..............     13,558,000       9,073,000
     Office equipment .....................      4,889,000       4,241,000
                                              ------------    ------------
                                                42,248,000      32,045,000
     Less accumulated depreciation ........     (9,081,000)     (7,704,000)
                                              ------------    ------------
       Property, plant and equipment, net .   $ 33,167,000    $ 24,341,000
                                              ============    ============



4.   Accrued Expenses

     Accrued expenses consist of the following:

                                                     December 31,
                                                  1999            1998
                                              ------------    ------------
     Workers' compensation self-insurance
        reserve ...........................   $  2,428,000    $  1,494,000
     Motorhome warranty reserve ...........      7,754,000       5,824,000
     Payroll and other accrued expenses ...      3,837,000       2,954,000
     Income taxes .........................        889,000               -
                                              ------------    ------------
                                              $ 14,908,000    $ 10,272,000
                                              ============    ============

5.   Debt and Credit Agreements

     Debt consists of the following:

                                                     December 31,
                                                  1999            1998
                                              ------------    ------------
     Industrial revenue bonds, 4.6%,
       paid in full in 1999 ................  $          -     $ 1,742,000
     Note Payable - City of Junction City,
       3%, paid monthly through October 2004       104,000         124,000
                                               -----------    ------------
                                                  104,000        1,866,000
     Less payments due within one year .....       20,000          166,000
                                               ----------     ------------
                                               $   84,000     $  1,700,000
                                               ==========     ============

     The Company has a revolving credit facility of $40 million with Bank of America National Trust and Savings Association. The revolving credit facility is available for general corporate and working capital needs and capital expenditures. A separate term facility of $20 million exists for acquisitions. Amounts borrowed under the term facility reduce the amount available under the revolving credit facility. Amounts borrowed under the revolving credit facility and the term facility bear interest, at the Company's election, at the bank's reference rate or at a LIBOR-based rate plus an applicable amount. The credit facilities contain, among other provisions, certain financial covenants, including net worth and debt ratios. At December 31, 1999, no amounts were outstanding under these facilities. Unless otherwise extended, the Company's credit facilities with Bank of America expire on April 1, 2001.

     Debt maturities over the next five years are $20,000 in 2000, $21,000 in 2001, $22,000 in 2002, $22,000 in 2003 and $19,000 in 2004 and thereafter.


6.   Income Taxes

     The components of the provision for income taxes were as follows:

                                                   December 31,
                                   --------------------------------------------
                                       1999            1998             1997
                                   ------------    ------------    ------------
     Currently Payable:
          Federal ..............   $ 18,942,000    $ 13,837,000    $  8,765,000
          State ................      3,281,000       3,173,000       1,954,000
                                   ------------    ------------    ------------
                                     22,223,000      17,010,000      10,719,000
     Deferred:
          Federal ..............     (1,456,000)       (750,000)       (796,000)
          State ................       (142,000)       (227,000)       (156,000)
                                   ------------    ------------    ------------
                                     (1,598,000)       (977,000)       (952,000)
                                   ------------    ------------    ------------
     Total provision for income
        taxes ..................   $ 20,625,000    $ 16,033,000    $  9,767,000
                                   ============    ============    ============

     Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences which give rise to deferred income tax assets and liabilities at December 31, 1999 and 1998 were as follows:

                                                     December 31,
                                                  1999            1998
                                              ------------    ------------
     Accrued expenses ...................     $  4,390,000    $  3,293,000
     State income taxes .................        1,220,000         590,000
                                              ------------    ------------
          Deferred income tax assets ....     $  5,610,000    $  3,883,000
                                              ============    ============

     Fixed assets .......................     $  1,922,000    $  1,767,000
     Other ..............................          548,000         574,000
                                              ------------    ------------
          Deferred income tax liabilities     $  2,470,000    $  2,341,000
                                              ============    ============

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                   December 31,
                                   --------------------------------------------
                                       1999            1998             1997
                                   ------------    ------------    ------------
     Statutory rate ..............     35.0 %          35.0 %          34.0 %
     State taxes, net of federal
          benefit ................      3.8             4.7             4.8
     Amortiztion of intangibles
          not deductible for
          income tax purposes ....      0.7              1.0            1.7
     Other .......................     (1.0)            (0.8)          (0.3)
                                   ------------    ------------    ------------
                                       38.5 %           39.9 %         40.2 %
                                   ============    =============   ============

     Cash paid for income taxes was $20,116,000,  $16,114,000 and $9,439,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


7.   Recourse on Dealer Financing

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $104,500,000 at December 31, 1999, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the coaches which the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

8.   Commitments and Contingencies

     The Company is involved in litigation arising in the ordinary course of business. In the opinion of management, based in part on the advice of outside counsel, these matters will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has commitments under certain non-cancelable operating leases as follows:

     2000 .................................   $ 1,020,000
     2001 .................................        12,000
     2002 .................................         7,000
     2003 .................................         7,000
                                              -----------
                                              $ 1,046,000
                                              ===========


9.   Stock Options and Warrants

     The Company has six fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors generally vested immediately upon grant and expire ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $1,263,000 and $6,021,000 in 1999 and 1998, respectively.

     No compensation cost has been recognized for these fixed options in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements during 1997, 1998 and 1999, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               Year Ended December 31,
                                         1999           1998           1997
                                     ------------   ------------   ------------
     Net income
         As reported .............   $ 32,951,000   $ 24,109,000   $ 14,506,000
         Pro forma ...............     32,309,000     23,439,000     11,719,000

     Basic earnings per share
         As reported .............           3.16           2.35           1.55
         Pro forma ...............           3.10           2.28           1.25

     Diluted earnings per share
          As reported ............           2.95           2.11           1.40
          Pro forma ..............           2.89           2.04           1.13

     The fair value of options granted during 1997 and 1999 were estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                     Year Ended December 31,
                                                      1999            1997
--------------------------------------------------------------------------------
     Dividend yield ...........................          0 %             0 %
     Expected volatility ......................       44.3 %          51.1 %
     Risk-free interest rate ..................        5.6 %           6.4 %
     Expected lives ...........................      5 years        5-10 years

     Information regarding these option plans and option agreements for 1999, 1998 and 1997 is as follows:

                                                          Options      Exercise
                                                        Outstanding     Price
                                                        -----------    --------
     Outstanding at December 31, 1996 ...............    1,848,343     $   5.84
        Granted .....................................      900,000        10.08
        Expired or canceled .........................            -            -
        Exercised ...................................      (54,681)        3.12
                                                         ---------      -------
     Outstanding at December 31, 1997 ...............    2,693,662         7.31
        Granted .....................................            -            -
        Expired or canceled .........................            -            -
        Exercised ...................................     (856,205)        5.55
                                                         ---------      -------
     Outstanding at December 31, 1998 ...............    1,837,457         8.16
        Granted .....................................      442,050        24.75
        Expired or canceled .........................       (1,496)        9.33
        Exercised ...................................     (291,249)        8.61
                                                         ---------      -------
     Outstanding at December 31, 1999 ...............    1,986,762      $ 11.85
                                                         =========      =======

                                                                          Average  Weighted
                                                  Options      Options   Exercise Remaining
     Options Plans/Non-Plan Grants  Authorized  Outstanding  Exercisable   Price Life (Years)
     --------------------------------------------------------------------------------------
     1993 Stock Option Plan ......    450,000      200,800     158,750    $ 7.33     3.8
     1993 Option Plan ............    348,750      101,250     101,250      4.61     3.9
     1994 Non-Plan Grants ........    199,688       91,044      91,044      3.33     5.0
     1995 Stock Option Plan ......    225,000      100,383     100,383      3.75     5.4
     1996 Stock Option Plan ......    675,000      433,501     433,501      9.87     5.4
     1997 Stock Option Plan ......    900,000      644,450     555,450     10.08     6.1
     1999 Stock Option Plan ......    400,000      400,000           -     24.93     4.5
     All other non-plan grants ...     93,000       15,334      15,334     10.72     1.9
                                    ---------    ---------   ---------    ------     ---
                                    3,291,438    1,986,762   1,455,712    $11.84     5.2
                                    =========    =========   =========    ======     ===

     The weighted average fair value of options granted during 1999 and 1997 was $10.04 and $6.01, respectively.

     At December 31, 1999, there were 15,336 warrants outstanding to a financial advisor at a price of $10.73. The warrants are due to expire on December 2, 2001.


10.  Related Party Transactions

     Through December 31, 1998, the Company was a party to a financial advisory agreement dated January 23, 1998 (the "Advisory Agreement") with 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Chairman of the Company, Mr. Gary N. Siegler. Mr. Neil H. Koffler, a director of the Company, was also an employee of the Affiliate. The Advisory Agreement terminated effective December 31, 1998. Pursuant to the Advisory Agreement, the Affiliate agreed to provide advice and consultation concerning financial and related matters, including, among other things, with respect to private financings, public offerings, acquisitions, commercial banking relations and other business ventures. Fees incurred under the Advisory Agreement in 1998 and under a prior advisory agreement in 1997 between the Company and the Affiliate totaled $231,000 and $220,000, respectively. In addition, a Chairman's salary and bonus of $235,000 for 1999, $190,000 for 1998, and $205,000 for 1997 in the aggregate were paid to Mr. Siegler.

     In September 1997, the Company acquired, for $2.75 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights (the "Aircraft"). The general partner of the Partnership was Dune Jet Services, Inc. ("DJ Services"), a Delaware corporation, the sole stockholder of which is the Company's Chairman, Mr. Siegler. DJ Services contributed $1.55 million for its general partnership interest and an additional $3.25 million for a separate limited partnership interest. During 1999 the Aircraft was sold and the Partnership was liquidated. The Company received $2,985,000 in the aggregate from the Partnership representing a return of its capital plus its share of the gain on the sale of the Aircraft, after expenses of the Partnership were allocated.

     Mr. Robert B. Lee, a director of the Company and the Chairman and Chief Executive Officer of CCI, is a partner in a joint venture that is a party to a lease agreement with the Company. Pursuant to the agreement, The Company leases from the joint venture a parcel of property constituting a majority of CCI's manufacturing facilities. During the years ended December 31, 1999, 1998, and 1997, the Company paid $1.16 million, $1.14 million, and $1.11 million, respectively, under the lease agreement. The lease agreement calls for future payments totaling $990,000 through October 31, 2000. In addition, Mr. Lee is a partner in another joint venture, which in 1998 leased to CCI a separate parcel containing manufacturing facilities used by CCI (the "Acquired Property"). On October 8, 1998, the Company purchased the Acquired Property from Mr. Lee's joint venture for $2,100,000 pursuant to the exercise of a purchase option contained in the lease agreement for such property.

     Heller Ehrman White & McAuliffe, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company. Fees paid the law firm were $127,000, $124,000, and $123,000 during the years ended December 31, 1999, 1998, and 1997, respectively.



11.  Repurchases of Common Stock

     In January 2000, the Company's board of directors approved and implemented a plan to repurchase up to one million shares of the Company's common stock, to be acquired from time to time at current market or privately negotiated prices.

                                            NATIONAL R.V. HOLDINGS, INC.
                                         VALUATION AND QUALIFYING ACCOUNTS
                                For the years ended December 31, 1999, 1998 and 1997


                                                                           Additions
                                                             Balance at    charged to                  Balance at
                                                             beginning     costs and                     end of
                                                             of period      expenses     Deductions     Period
                                                             -----------   -----------   ----------    -----------
Twelve months ended December 31, 1999
      Allowance for doubtful accounts ....................   $   188,000   $    24,689   $    13,689   $   199,000
      Workers' compensation self-insurance reserve .......     1,494,000     3,394,969     2,460,969     2,428,000
      Motorhome warranty reserve .........................     5,824,000    13,325,525    11,395,525     7,754,000
                                                             -----------   -----------   -----------   -----------
                                                             $ 7,506,000   $16,745,183   $13,870,183   $10,381,000

Twelve months ended December 31, 1998
      Allowance for doubtful accounts ....................   $   180,000   $    19,664   $    11,664   $   188,000
      Workers' compensation self-insurance reserve .......       402,000     3,608,907     2,516,907     1,494,000
      Motorhome warranty reserve .........................     4,036,000    10,018,529     8,230,529     5,824,000
                                                             -----------   -----------   -----------   -----------
                                                             $ 4,618,000   $13,647,100   $10,759,100   $ 7,506,000

Twelve months ended December 31, 1997
      Allowance for doubtful accounts ....................   $   177,000   $    12,842   $     9,842   $   180,000
      Workers' compensation self-insurance reserve .......       347,000     1,087,921     1,032,921       402,000
      Motorhome warranty reserve .........................     1,840,000     8,004,383     5,808,383     4,036,000
                                                             -----------   -----------   -----------   -----------
                                                             $ 2,364,000   $ 9,105,146   $ 6,851,146   $ 4,618,000

                                                                    Exhibit 10.7


                          NATIONAL R.V. HOLDINGS, INC.
                             1999 STOCK OPTION PLAN

1. Purpose. The purpose of this Plan is to strengthen National R.V. Holdings, Inc. by providing an incentive to its employees, consultants and directors, encouraging them to devote their abilities to the success of the Company. It is intended that this purpose be achieved by extending to employees, consultants and directors of the Company or any subsidiary an added long-term incentive for high levels of performance and exceptional efforts through the grant of options to purchase shares of the Company's common stock under this National R.V. Holdings, Inc. 1999 Stock Option Plan.

2. Definitions.  For purposes of the Plan:

         2.1. "Agreement" means the written agreement between the Company and an Optionee evidencing the grant of an Option and setting forth the terms and conditions thereof.

         2.2.     "Board" means the Board of Directors of the Company.

         2.3. "Cause" means with respect to an Eligible Employee, including an Eligible Employee who is a director of the Company, (i) the voluntary termination of employment by such Eligible Employee, (ii) intentional failure to perform, or habitual neglect of, reasonably assigned duties, (iii) dishonesty or willful misconduct in the performance of an Optionee's duties, (iv) an Optionee's engaging in a transaction in connection with the performance of such Optionee's duties to the Company or any of its Subsidiaries thereof which transaction is adverse to the interests of the Company or any of its Subsidiaries and which is engaged in for personal profit to the Optionee, (v) willful violation of any law, rule or regulation in connection with the performance of an Optionee's duties, (vi) willful violation of any policy adopted by the Company relating to the performance or behavior of employees or
(vii) acts of carelessness or misconduct which have in the reasonable judgment of the Company's Board of Directors, an adverse effect on the Company.

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

         2.5.     "Code" means the Internal Revenue Code of 1986, as amended.

         2.6. "Committee" shall mean a committee of the Board of Directors consisting of no fewer than two (2) persons who are (i) "nonemployee directors" within the meaning of Rule 16b-3 under the Exchange Act, or any successor rule or regulation and (ii) "outside directors" within the meaning of Section 162(m) of the Code; provided however, that clause (ii) shall apply only with respect to grants of Options intended by the committee to qualify as "performance-bases compensation" under Section 162(m) of the Code.
         2.7.     "Company" means National R.V. Holdings, Inc.

         2.8. "Consultant Option" means an Option granted to a consultant pursuant to Section 7.

         2.9. "Director Option" means an Option granted to a Nonemployee Director pursuant to Section 5.

         2.10. "Disability" means a physical or mental infirmity which impairs the Optionee's ability to perform substantially his or her duties for a period of sixty (60) consecutive days.

         2.11. "Eligible Employee" means any officer or other employee of the Company or a Subsidiary who is designated by the Committee as eligible to receive Options subject to the conditions set forth herein.

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

         2.16. "Nonqualified Stock Option" means an Option which is not an Incentive Stock Option.

         2.17. "Nonemployee Director" means a director of the Company who is not a full-time employee of the Company or any Subsidiary.

         2.18. "Option" means an Employee Option, a Director Option, a Consultant Option or any or all of them.

         2.19. "Optionee" means a person to whom an Option has been granted under the Plan.

         2.20. "Parent" means any corporation which is a parent corporation (within the meaning of Section 424(e) of the Code) with respect to the Company.

         2.21. "Plan" means the National R.V. Holdings, Inc. 1999 Stock Option Plan.

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

3.       Administration.

         3.1. The Plan shall be administered by the Committee which shall hold meetings at such times as may be necessary for the proper administration of the Plan. The Committee shall keep minutes of its meetings. A quorum shall consist of not less than a majority of the Committee and a majority of a quorum may authorize any action. Any decision or determination reduced to writing and signed by a majority of all of the members of the Committee shall be as fully effective as if made by a majority vote at a meeting duly called and held. No member of the Committee shall be liable for any action, failure to act, determination or interpretation made in good faith with respect to this Plan or any transaction hereunder, except for liability arising from his or her own willful misfeasance, fraud or bad faith. The Company hereby agrees to indemnify each member of the Committee for all costs and expenses and, to the extent permitted by applicable law, any liability incurred in connection with defending against, responding to, negotiation for the settlement of or otherwise dealing with any claim, cause of action or dispute of any kind arising in connection with any action or failure to act in administering this Plan or in authorizing or denying authorization to any transaction hereunder.

         3.2. Subject to the express terms and conditions set forth herein, the Committee shall have the power from time to time to determine those Optionees to whom Options shall be granted under the Plan and the number of Incentive Stock Options and/or Nonqualified Stock Options to be granted to such Optionee and to prescribe the terms and conditions (which need not be identical) of each Option, including the purchase price per Share subject to each Option, and make any amendment or modification to any Agreement consistent with the terms of the Plan.

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

4.       Stock Subject to Plan.

         4.1. The maximum number of Shares that may be made the subject of Options granted under the Plan is 400,000 Shares (or the number and kind of shares of stock or other securities to which such Shares are adjusted upon a Change in Capitalization pursuant to Section 9) and the Company shall reserve for the purposes of the Plan, out of its authorized but unissued Shares or out of Shares held in the Company's treasury, or partly out of each, such number of Shares as shall be determined by the Committee. During any calendar year no person may be granted Options with respect to more than 100,000 Shares.

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

         5.3. Duration. Director Options shall be for a term to be designated by the Committee and set forth in the Agreement evidencing the Option.

         5.4. Vesting. Each Director Option shall, commencing not earlier than the date of its grant, become exercisable in such installments (which need not be equal or may be one installment) and at such times as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not exercised, installments shall accumulate and be exercisable, in whole or part, at any time after becoming exercisable, to not later than the date the Director Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

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

         6.4. Vesting. Each Employee Option shall, commencing not earlier then the date of its grant, become exercisable in such installments (which need not be equal or may be in one installment) and at such times as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not otherwise provided by the Committee, Employee Options shall be exercisable in three (3) equal installments each equal to one-third of the entire Option granted, the first of which shall become exercisable on the first anniversary of the date of the grant of the Employee Option, the second installment of which shall become exercisable on the second anniversary of the date of grant of the Employee Option, and the final installment of which shall become exercisable on the third anniversary of the date of grant. To the extent not exercised, installments shall accumulate and be exercisable, in whole or part, at any time after becoming exercisable, to not later than the date the Employee Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

         6.5. $100,000 Per Year Limitation for Incentive Stock Options. To the extent that the aggregate Fair Market Value (determined as of the date of grant) of Shares for which Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under all plans of the Company and its Subsidiaries) exceeds $100,000, such excess Incentive Stock Options shall be treated as Nonqualified Stock Options.

7.       Option Grants for Consultants.

         7.1. Authority of Committee. Subject to the provisions of the Plan, the Committee shall have full and final authority to select those consultants to the Company or a Subsidiary who will receive Consultant Options, the terms and conditions of which shall be set forth in an Agreement. An employee or officer of the Company shall not be deemed a consultant.

         7.2. Purchase Price. The purchase price or the manner in which the purchase price is to be determined for Shares under each Consultant Option shall be determined by the Committee and set forth in the Agreement evidencing the Option, provided that the purchase price per Share under each Consultant Option shall be not less than the Fair Market Value of a Share on the date the Consultant Option is granted.

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

         7.4. Vesting. Each Consultant Option shall, commencing not earlier then the date of its grant, become exercisable in such installments (which need not be equal or may be in one installment) and at such times as may be designated by the Committee and set forth in the Agreement evidencing the Option. To the extent not otherwise provided by the Committee, Consultant Options shall be exercisable in three (3) equal installments each equal to one-third of the entire Option granted, the first of which shall become exercisable on the first anniversary of the date of grant of the Consultant Options, the second installment of which shall become exercisable on the second anniversary of the date of grant, and the final installment of which shall become exercisable on the third anniversary of the date of grant. To the extent not exercised, installments shall accumulate and be exercisable, in whole or part, at any time after becoming exercisable, to not later than the date the Consultant Option expires. The Committee may accelerate the exercisability of any Option or portion thereof at any time.

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

         8.2. Method of Exercise. The exercise of an Option shall be made only by a written notice delivered in person or by mail to the Chief Financial Officer of the Company at the Company's principal executive office, specifying the number of Shares to be purchased and accompanied by payment therefor and otherwise in accordance with the Agreement pursuant to which the Option was granted. The purchase price for any Shares purchased pursuant to the exercise of an Option shall be paid in full upon such exercise, as determined by the Committee in its discretion, by any one or a combination of the following: (i) cash, (ii) transferring Shares to the Company upon such terms and conditions as determined by the Committee; or (iii) as otherwise determined by the Committee. At the Optionee's request and subject to the consent of the Committee, Shares to be acquired upon the exercise of a portion of an Option will be applied automatically to pay the purchase price in connection with the exercise of additional portions of the Option then being exercised. The written notice pursuant to this Section 8.2 may also provide instructions from the Optionee to the Company that upon receipt of the purchase price in cash from the Optionee's broker or dealer, designated as such on the written notice, in payment for any Shares purchased pursuant to the exercise of an Option, the Company shall issue such Shares directly to the designated broker or dealer. Any Shares transferred to the Company as payment of the purchase price under an Option shall be valued at their Fair Market Value on the day preceding the date of exercise of such Option. If requested by the Committee, the Optionee shall deliver the Agreement evidencing the Option to the Chief Financial Officer of the Company who shall endorse thereon a notation of such exercise and return such Agreement to the Optionee. No fractional shares (or cash in lieu thereof) shall be issued upon exercise of an Option and the number of Shares that may be purchased upon exercise shall be rounded to the nearest number of whole Shares.

         8.3. Rights of Optionees. No Optionee shall be deemed for any purpose to be the owner of any Shares subject to any Option unless and until (i) the Option shall have been exercised pursuant to the terms thereof, (ii) the Company shall have issued and delivered the Shares to the Optionee and (iii) the Optionee's name shall have been entered as a stockholder of record on the books of the Company. Thereupon, the Optionee shall have full voting, dividend and other ownership rights with respect to such Shares.

         8.4. Termination of Employment or Services. Unless otherwise provided in the Agreement evidencing the Option, an Option (other than an Option granted to a consultant or a Nonemployee Director) shall terminate upon an Optionee's termination of employment (or similar arrangement) with the Company and its Subsidiaries as follows:

                  (e) in the event the Optionee's employment terminates as a result of Disability, the Optionee may at any time within three (3) months after such event exercise the Option or portion thereof that was exercisable on the date of such termination;

                  (f) if an Optionee's employment terminates for Cause, the Option shall terminate immediately and no rights thereunder may be exercised;

                  (g) if an Optionee's employment terminates without Cause, the Optionee may at any time within one (1) month after such event exercise the Option or portion thereof that was exercisable on the date of such termination; and

                  (h) if an Optionee dies while an employee of the Company or any Subsidiary or within six (6) months after termination as a result of Disability as described in clause (a) of this Section 8.4, the Option may be exercised at any time within six (6) months after the Optionee's death by the person or persons to whom such rights under the Option shall pass by will or by the laws of descent and distribution; provided, however, that an Option may be exercised to the extent, and only to the extent, that the Option or portion thereof was exercisable on the date of death or earlier termination.

                  Notwithstanding the foregoing, in no event may any Option be exercised by anyone after the expiration of the term of the Option.

         8.5. Termination of Nonemployee Director Options and Consultant Options. Nonemployee Director Options and Consultant Options granted to Nonemployee Directors and consultants to the Company or a Subsidiary shall terminate under such circumstances as are provided in the Agreement evidencing the Option, and if not expressly specified, as of the close of business on the last day of the term of the Option, but in no event may such an Option be exercised by anyone after the expiration of the term of the Option.

         8.6. Modification or Substitution. The Committee may, in its discretion, modify outstanding Options or accept the surrender of outstanding Options (to the extent not exercised) and grant new Options in substitution for them. Notwithstanding the foregoing, no modification of an Option shall adversely alter or impair any rights or obligations under the Option without the Optionee's consent.

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

10.      Effect of Certain Transactions.

         In the event of (i) the  liquidation  or  dissolution of the Company or
(ii) a merger or consolidation of the Company (a "Transaction"), the Plan and the Options issued hereunder shall continue in effect in accordance with their respective terms and each Optionee shall be entitled to receive in respect of each Share subject to any outstanding Options, as the case may be, upon exercise of any Option, the same number and kind of stock, securities, cash, property, or other consideration that each holder of a Share was entitled to receive in the Transaction in respect of a Share. In the event that, after a Transaction, there occurs any change of a type described in Section 2.4 hereof with respect to the shares of the surviving or resulting corporation, then adjustments similar to, and subject to the same conditions as, those in Section 9 hereof shall be made by the Committee.


11. Termination and Amendment of the Program.

         11.1. The Plan shall terminate on the day preceding the tenth anniversary of the date of its adoption by the Board and no Option may be granted thereafter. The Board may sooner terminate or amend the Plan at any time and from time to time; provided, however, that to the extent necessary under
Section 16(b) of the Exchange Act and the rules and regulations promulgated thereunder or other applicable law, no amendment shall be effective unless approved by the stockholders of the Company in accordance with applicable law and regulations at an annual or special meeting held within twelve (12) months after the date of adoption of such amendment.

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

14.      Regulations and Other Approvals; Governing Law.

         14.1. This Plan and the rights of all persons claiming hereunder shall be construed and determined in accordance with the laws of the State of Delaware.

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

         15.2.    Withholding of Taxes.
                  (a) The Company shall have the right to deduct from any distribution of cash to any Optionee, an amount equal to the federal, state and local income taxes and other amounts as may be required by law to be withheld (the "Withholding Taxes") with respect to any Option. If an Optionee is entitled to receive Shares upon exercise of an Option, the Optionee shall pay the Withholding Taxes to the Company prior to the issuance of such Shares. In satisfaction of the Withholding Taxes, the Optionee may make a written election (the "Tax Election"), which may be accepted or rejected in the discretion of the Committee, to have withheld a portion of the Shares issuable to him or her upon exercise of the Option having an aggregate Fair Market Value, on the date preceding the date of exercise, equal to the Withholding Taxes, provided that in respect of an Optionee who may be subject to liability under Section 16(b) of the Exchange Act either (i) (A) the Optionee makes the Tax Election at least six
(6) months after the date the Option was granted, (B) the Option is exercised during the ten day period beginning on the third business day and ending on the twelfth business day following the release for publication of the Company's quarterly or annual statements of earnings (a "Window Period") and (C) the Tax Election is made during the Window Period in which the Option is exercised or prior to such Window Period and subsequent to the immediately preceding Window Period or (ii) (A) the Tax Election is made at least six months prior to the date the Option is exercised and (B) the Tax Election is irrevocable with respect to the exercise of all Options which are exercised prior to the expiration of six months following an election to revoke the Tax Election. Notwithstanding the foregoing, the Committee may, by the adoption of rules or otherwise, (i) modify the provisions in the preceding sentence or impose such other restrictions or limitations on Tax Elections as may be necessary to ensure that the Tax Elections will be exempt transactions under Section 16(b) of the Exchange Act, and (ii) permit Tax Elections to be made at such other times and subject to such other conditions as the Committee determines will constitute exempt transactions under Section 16(b) of the Exchange Act.

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

         15.3. Designation of Beneficiary. Each Optionee may designate a person or persons to receive in the event of his or her death, any Option or any amount payable pursuant thereto, to which he or she would then be entitled. Such designation will be made upon forms supplied by and delivered to the Company and may be revoked in writing. If an Optionee fails effectively to designate a beneficiary, then his or her estate will be deemed to be the beneficiary.

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

                                                                    Exhibit 10.8
                              EMPLOYMENT AGREEMENT


         This Employment Agreement is made and entered into effective as the 6th day of August, 1999, by and between National R.V. Holdings, Inc., a Delaware corporation (the "Company"), and Bradley C. Albrechtsen, an individual ("Executive").

                                                      RECITALS

         A. The Company desires to be assured of the association and services of Executive.

         B. Executive is willing and desires to be employed by the Company, and the Company is willing to employ Executive, upon the terms, covenants and conditions hereinafter set forth.

                                                      AGREEMENT

         NOW, THEREFORE, in consideration of the mutual terms, covenants and conditions hereinafter set forth, the parties hereto do hereby agree as follows:

         1. Employment. The Company hereby employs Executive as Chief Financial Officer of the Company.

         2. Term. The term of this Agreement shall be for the period commencing on the effective date hereof and ending on December 31, 2001, unless terminated earlier pursuant to Section 6 herein; provided, however, that Executive's obligations in Sections 5, 7 and 8 herein shall continue in effect after any such termination as specified therein. The term of this Agreement may be extended by the mutual written agreement of the Company and the Executive. The initial term, together with any extension thereof, is herein referred to as the "Term."

         3.       Compensation; Reimbursement.

3.1 Base Salary. For all services rendered by Executive under this Agreement, effective as of the date hereof, the Company shall pay Executive a base salary of One Hundred and Four Thousand Dollars ($104,000) per annum, payable weekly in equal installments (the "Base Salary"). Beginning January 1, 2000, the Base Salary shall be One Hundred Thirty Thousand Dollars ($130,000) per annum, payable weekly in equal installments. 3.2 Bonus Compensation. For each of the 1999, 2000 and 2001 calendar years, the Company shall also pay to Executive an annual bonus (the "Bonus") based upon the attainment of certain financial targets for the Company as set forth on Exhibit A attached hereto up to a maximum of 30%, 45% and 45%, respectively, of the Executive's aggregate salary received from the Company for such year. The Executive shall be entitled to a pro rata Bonus based upon the number of days employed in such calendar year in the event of termination of employment due to death, disability (as defined herein) or without cause. As soon as practicable following the completion of the audit for each of such calendar years, the Company shall calculate whether any Bonus is payable to the Executive, and, if payable, shall make such payment promptly thereafter.
                  3.3 Additional Benefits. In addition to the Base Salary, Executive shall be entitled to all other benefits of employment which are generally provided to senior management of the Company. Additionally, during the Term, Executive shall be granted exclusive use of a vehicle with a fair market value of no more than $45,000, which vehicle shall be purchased or leased by the Company at its discretion. All applicable taxes and license and registration fees for such vehicle shall be paid by the Company.

                  3.4 Reimbursement. Executive shall be reimbursed for all reasonable "out-of-pocket" business expenses incurred in connection with the performance of his duties under this Agreement. The reimbursement of Executive's business expenses shall be upon presentation to, and approval by, the Company of valid receipts and other appropriate documentation for such expenses.

         4.       Scope of Duties.

                  4.1 Assignment of Duties. Executive shall have such duties as are commensurate with his experience and responsibilities and as are consistent with past practice. Such duties shall be exercised subject to the control, supervision and direction of the Board of Directors of the Company.

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

         6.       Termination.

                  6.1      Bases for Termination.

                           1. Executive's employment hereunder may be terminated
at any time by mutual agreement of the parties.

                           2. This Agreement shall automatically  terminate upon
the Executive's death or incapacity.
"Incapacity," as used herein, shall mean mental or physical incapacity, or both, reasonably determined by the Company's Board of Directors based upon a certification of such incapacity by, in the discretion of the Company's Board of Directors, either Executive's regularly attending physician or a duly licensed physician selected by the Company's Board of Directors, rendering Executive unable to perform substantially all of his duties hereunder and which appears reasonably certain to continue for at least 60 consecutive days without substantial improvement. Executive shall be deemed to have "become incapacitated" on the date the Company's Board of Directors has determined that Executive is incapacitated and so notifies Executive.

                           3.       Executive's  employment  may be terminated
by the Company "with cause," effective upon delivery of written notice to Executive given at any time (without any necessity for prior notice) upon the occurrence of (i) a felony criminal conviction or any other criminal conviction involving Executive's lack of honesty or Executive's moral turpitude; (ii) drug or alcohol abuse; (iii) acts of dishonesty, gross carelessness or negligence or gross misconduct which have, in the reasonable judgment of the Company's Board of Directors, a material adverse effect on the Company; or (iv) material breach of any provision of this Agreement.

                           4.       Executive's  employment  may be  terminated
 by the Company "without cause" (for any reason or no reason at all) at any time by giving Executive three days prior written notice of termination, which termination shall be effective on the fourth day following such notice.

                  6.2      Payment Upon Termination.

                           (a)      If Executive's  employment under this
Agreement is terminated  under Paragraph  6.1(4) herein,  the
Company shall pay to Executive, in the manner set forth below, an amount equal to the sum of (a) Executive's Base Salary through the remaining portion of the Term, less any compensation actually earned or accrued by Executive for services rendered elsewhere to himself or any other person or entity; plus (b) any unpaid out-of-pocket expenses incurred by the Executive prior to the date of termination which are reimbursable pursuant to Section 3.4 herein. After the Company's termination of Executive under this provision, the Company shall not be obligated to provide the benefits to Executive described in Section 3.3 (except as may be required by law). Payments made above shall be made in equal installments over such period of time on regularly scheduled Company paydays.

                           (b)      Upon  termination  under  Paragraphs
6.1(1), (2) or (3), the Company shall not be obligated to compensate Executive, his estate or representatives, except for any unpaid Base Salary accrued through the date of termination and any unpaid out-of-pocket expenses incurred by the Executive prior to the date of termination which are reimbursable pursuant to Section 3.4 herein, nor provide the benefits to Executive described in Section 3.3 (except as provided by law).


                           6.3      Dismissal from Premises.  At the Company's
option, Executive shall immediately leave the Company's premises on the date notice of termination is given by the Company.



         7. Non-Competition/Non-Interference.

                  7.1      Non-Competition.

                           (a) Executive  covenants and agrees that until the
end of the Term of this  Agreement,  neither the
Executive nor any entity of which 5% or more of the beneficial ownership is held or owned directly or indirectly by the Executive or controlled directly or indirectly by the Executive ("Executive Entity") will, anywhere in the Market, directly or indirectly own, manage, operate, advise (whether or not for compensation), control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, director, officer, "Key Employee" (defined herein to include any person who is employed in a management, executive, supervisory, marketing or sales capacity for another person), joint venturer, lender, investor or other participant, in any business which competes, directly or indirectly, with the Business ("Competitive Business") without regard to (X) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market,
(Y) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or (Z) whether the Executive resides, or reports to an office, within or without the Market.

                           (b) For purposes of this  Agreement,  (A) the
"Business" refers to any business conducted by the Company prior to the date of this Agreement or by the Company during the Term, and (B) the "Market" refers to any and every state in the United States of America or in any similar jurisdiction of any foreign country in which the Business is so conducted.

                           7.2      Non-Interference.

                           (a)  In  consideration of all of the payments due to
him hereunder, Executive covenants and agrees that during the period ending one year following the end of the Term (the "Restricted Period"), neither the Executive nor any Executive Entity will directly or indirectly solicit, induce or influence any customer, supplier, lender, lessor or any other person which has a business relationship with the Company or which had on the date of the end of the Term a business relationship with the Company to discontinue or reduce the extent of such relationship with the Company or its subsidiaries, if any.

                           (b)  In  consideration of all of the payments due to
him hereunder, Executive covenants and agrees that during the Restricted Period, neither the Executive nor any Executive Entity will (A) directly or indirectly recruit, solicit or otherwise induce or influence any employee or sales agent of the Company to discontinue such employment or agency relationship with the Company, or (B) employ or seek to employ, or cause or permit any Competitive Business to employ or seek to employ for any Competitive Business, any person who is then (or was at any time within six months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed by the Company. Nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

         8.       Injunctive Relief; Independence and Severability of Covenants.

                  8.1 Injunctive Relief. Executive acknowledges and agrees that the Company is entering into this Agreement in reliance upon Executive's agreement contained herein and that, in the event of any breach or likely breach of any of the covenants of Sections 5 and 7 herein, the Company and any relevant affiliate(s) would incur damages in an amount difficult to ascertain and/or be irreparably harmed and could not be made whole solely by monetary damages. It is accordingly agreed that such persons, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to injunctive relief in respect of such breach or likely breach as may be ordered by any court of competent jurisdiction including, but not limited to, an injunction restraining any violation of Sections 5 and 7 herein and without the proof of actual damages. It is intended to grant full third party rights under this provision.

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

         9.       Miscellaneous.

                  9.1 Transfer and Assignment. This Agreement is personal as to Executive and shall not be assigned or transferred by Executive without the prior written consent of the Company. This Agreement shall be binding upon, and inure to, the benefit of all of the parties hereto and their respective permitted heirs, personal representatives, successors and assigns.

                  9.2 Severability. Nothing contained herein shall be construed to require the commission of any act contrary to law. Should there be any conflict between any provisions hereof and any present or future statute, law, ordinance, regulation, or other pronouncement having the force of law, the latter shall prevail, but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law, and the remaining provisions of this Agreement shall remain in full force and effect.

                  9.3 Governing Law. This Agreement is made under and shall be construed pursuant to the laws of the State of California.

                  9.4 Counterparts. This Agreement may be executed in several counterparts and all documents so executed shall constitute one agreement, binding on all of the parties hereto, notwithstanding that all of the parties did not sign the original or the same counterparts.

                  9.5 Entire Agreement. This Agreement constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements, arrangements and understandings with respect thereto. No representation, promise, inducement, statement or intention has been made by any party hereto that is not embodied herein, and no party shall be bound by or liable for any alleged representation, promise, inducement or statement not so set forth herein.

                  9.6 Modification. This Agreement may be modified, amended, superseded or cancelled, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by a written instrument executed by the party or parties to be bound by any such modification, amendment, supersession, cancellation or waiver.

                  9.7 Waiver. The waiver by either of the parties, express or implied, of any right under this Agreement or any failure to perform under this Agreement by the other party, shall not constitute or be deemed as a waiver of any other right under this Agreement or of any other failure to perform under this Agreement by the other party, whether of a similar or dissimilar nature.

                  9.8 Cumulative Remedies. Each and all of the several rights and remedies provided in this Agreement, or by law or in equity, shall be cumulative, and no one of them shall be exclusive of any other right or remedy, and the exercise of any one or such rights or remedies shall not be deemed a waiver of, or an election to exercise, any other such right or remedy.

                  9.9 Headings. The section and other headings contained in this Agreement are for reference purposes only and shall not in any way affect the meaning and interpretation of this Agreement.

                  9.10 Notices. Any notice under this Agreement must be in writing, may be telecopied, sent by express 24-hour guaranteed courier, or hand-delivered, or may be served by depositing the same in the United States mail, addressed to the party to be notified, postage-prepaid and registered or certified with a return receipt requested. The addresses of the parties for the receipt of notice shall be as follows:

                           If to the Company:

                                    National R.V. Holdings, Inc.
                                    27401 Los Altos, Suite 180
                                    Mission Viejo, CA 92691
                                    Attn: Wayne M. Mertes


                           If to Executive:

                                    Bradley C. Albrechtsen
                                    3411 N. Perris Blvd.
                                    Perris, CA 92504


Each notice given by registered or certified mail shall be deemed delivered and effective on the date of delivery as shown on the return receipt, and each notice delivered in any other manner shall be deemed to be effective as of the time of actual delivery thereof. Each party may change its address for notice by giving notice thereof in the manner provided above.



                  9.11 Survival. Any provision of this Agreement which imposes an obligation after termination or expiration of this Agreement shall survive the termination or expiration of this Agreement and be binding on Executive and the Company.

         IN WITNESS WHEREOF, the parties hereto have caused this Employment Agreement to be executed as of the date first set forth above.



                          NATIONAL R.V. HOLDINGS, INC.



                           By: ______________________________

                              Name: Wayne M. Mertes
                              Title: President and Chief Executive Officer


                               ______________________________

                              Executive: Bradley C. Albrechtsen

                                                                    Exhibit 10.9

                              EMPLOYMENT AGREEMENT

         This Employment Agreement is made and entered into as of this 31st day of January, 2000, by and between National R.V. Holdings, Inc., a Delaware
Corporation (the "Company" or "NRVH"), and Wayne Mertes, an individual ("Executive").

                                    RECITALS

         A. Executive and National R.V., Inc., a California corporation and a wholly-owned subsidiary of the Company ("NRV"), have previously entered into an Employment Agreement, dated as of October 29, 1991, as amended by the Amendment to Employment Agreement, dated as of July 2, 1993, the Second Amendment to
Employment Agreement, dated as of May 23, 1994, the Third Amendment to Employment Agreement, dated as of October 31, 1996, and the Fourth Amendment to Employment Agreement, dated as of October 31, 1998 (collectively, "the Previous Employment Agreement"), whereby the Company has employed Executive as President and Chief Executive Officer of the Company.

         B. The Executive and the Company wish to enter into a new employment agreement which will extend the term of the employment relationship until December 31, 2001.

         C. NRVH desires to be assured of the services of Executive for the Company.

         D. Executive is willing and desires to be employed by the Company and the Company is willing to employ Executive, upon the terms, covenants and conditions hereinafter set forth.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the mutual terms, covenants and conditions hereinafter set forth, the parties hereto do hereby agree as follows:

                  1. Employment. The Company hereby employs Executive as President and Chief Executive Officer of the Company.

                  2. Term. The term of this Agreement shall be from date of its execution through December 31, 2001, unless terminated earlier pursuant to
Section 6 herein; provided, however, that Executive's obligations in Sections 5, 7 (subject to the last sentence of Section 6.1(5)) and 8 herein shall continue in effect after any such termination as though no termination occurred. The term of this Agreement may be extended by the mutual written agreement of the Company and the Executive. The initial period (i.e., through December 31, 2001), together with any extension thereof, is herein referred to as the "Term."

                  3.        Compensation; Reimbursement.

                           3.1.     Base Salary.  For all services  rendered by
Executive under this Agreement, the Company shall pay Executive a base salary of $283,400 per annum, payable biweekly in equal installments (the "Base Salary").

                           3.2.     Bonus  Compensation.  The Company shall also
pay to Executive an annual bonus, to be determined at the discretion of the Compensation Committee, which has engaged a compensation consultant, William M. Mercer, Inc., to advise it with regard to Executive's compensation. Executive's annual bonus, however, shall in no event be less than the Bonus Compensation provided for in the Previous Employment Agreement.

                           3.3.     Additional Benefits.  (a) In addition to the
 Base Salary, Executive shall be entitled to all other benefits of employment which are generally provided to senior management of NRVH, including three weeks of paid vacation each year, use of the apartment located in the Company's offices, and use of an automobile. (b) In addition, the Company shall provide Executive with a split dollar life insurance policy in the face amount of $2,950,000 and an annual premium not greater than $150,000 per year, as set forth in the Previous Employment Agreement. The Company and the Executive agree that the Company shall own the cash value of the policy and that the Company will be entitled to withdraw from the policy $92,601 per annum until the aggregate premiums paid by the Company to the insurance carrier are repaid. To insure the repayment to the Company of the aggregate premiums paid by the Company, the parties agree that upon the death of the Executive, the Company shall be entitled to receive from the policy's death benefits the greater of the aggregate premiums not thereto fore repaid to the Company and the then cash value of the insurance policy. The parties agree to enter into any necessary agreements with the insurance carrier to reflect the foregoing.

                           3.4.     Reimbursement.  Executive shall be
reimbursed for all reasonable "out-of-pocket" business expenses incurred in connection with the performance of his duties under this Agreement. The reimbursement of Executive's business expenses shall be upon presentation to, and approval by, the Company of valid receipts and other appropriate documentation for such expenses.

                  4.       Scope of Duties.

                           4.1.     Assignment of Duties.  Executive  shall have
such duties as are commensurate with his experience and responsibilities and as are consistent with past practice. Such duties shall be exercised subject to the control, supervision and direction of the Board of Directors of NRVH.

                           4.2.     Executive's  Devotion  of Time.  Executive
hereby agrees to devote his full time, abilities and energy to the faithful performance of the duties assigned to him and to the promotion and forwarding of the business affairs of the Company. Executive shall have no other employment during the Term of this Agreement.

                  5.       Confidentiality of Trade Secrets and Other Materials.

                           5.1.     Trade Secrets.  Other than in the
performance  of his duties  hereunder,  Executive  agrees not to disclose, either during the term of his employment by the Company or at any time thereafter, to any person, firm or corporation, any trade secrets or confidential information of the Company including but not limited to, trade secrets, lists of past or present clients or customers, client or consultant contracts, product or service development plans, floor plans and designs, marketing plans, pricing pollicies, business acquisition plans or any portion or phase of any technical information, technique, method, process, procedure, technology, or know-how (whether or not in written or tangible form) used by the Company or any portion of phase of any technical information, ideas, discoveries, designs, computer programs (including source or object codes), processes, procedures, formulae or improvements of the Company that is valuable (whether or not in written or tangible form) and including all memoranda, notes, plans, reports, records, documents and other evidence thereof and any other information of whatever nature which gives the Company an opportunity to obtain an advantage over its competitors who do not have access or know how to use such information shall be considered a "trade secret" for the purposes of this Agreement.

                           5.2.     Ownership of Trade  Secrets;  Assignments
of Rights. Executive hereby agrees that all know-how, documents, reports, plans, proposals, marketing and sales plans, client lists, client files and materials made by him or by the Company are the property of the Company and shall not be used by him in any way adverse to the Company's interests. Executive shall not deliver, reproduce or in any way allow such documents or things to be delivered or used by any third party without specific direction or consent by the Board of Directors of the Company. Executive hereby assigns to the Company any rights which he may have in any such trade secret or proprietary information.

                  6.       Termination.

                           6.1.     Bases for Termination.

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

                                    (5) Executive may terminate  this  Agreement
immediately upon a "Change in Control." "Change in
Control," as used herein, shall mean any of the following: (1) the sale by NRVH of substantially all of the stock, business operations, or assets of NRVH, (2) the merger of NRVH with or into another corporation or consolidation into another corporation in a transaction in which the shareholders of NRVH are not majority shareholders or voting equity holders in the combined or successor entity, or (3) the acquisition by any person of more than fifty percent of the stock of NRVH. If Executive terminates his employment pursuant to this paragraph, Executive is no longer bound by the terms of Section 7.1 (Non-Competition) or Section 7.2 (Non-Interference) below.

                           6.2.     Payment Upon Termination.

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

                                    (3) Upon termination under Paragraph 6.1(5),
the Company shall pay Executive only his Base Salary
through the date of termination, any benefits under any Plan of the Company in which the Executive is a participant to the full extent of Executive's rights under such plans, any accrued vacation, and any unpaid out-of-pocket expenses incurred by the Executive prior to the date of termination which are reimbursable pursuant to Section 3.4 herein.

                           6.3.     Dismissal from Premises.  At the Company's
option, Executive shall immediately leave the Company's premises on the date notice of termination is given by the Company.

                  7. Non-Competition/Non-Interference.

                           7.1.     Non-Competition.

                                    (1)  Executive  covenants  and  agrees  that
during the term of this Agreement, neither the Executive nor any entity of which 5% or more of the beneficial ownership is held or owned directly or indirectly by the Executive or controlled directly or indirectly by the Executive ("Executive Entity") will, anywhere in the Market, directly or indirectly own, manage, operate, advise (whether or not for compensation), control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, director, officer, "Key Employee" (defined herein to include any person who is employed in a management, executive, supervisory, marketing or sales capacity for another person), joint venturer, lender, investor or other participant, in any business which competes, directly or indirectly, with the Business ("Competitive Business") without regard to (X) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (Y) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or (Z) whether the Executive resides, or reports to an office, within or without the Market.

                                    (2) For purposes of this Agreement,  (A) the
"Business" refers to any business conducted by the Company prior to the date of this Agreement or by the Company during the Term, and (B) the "Market" refers to any and every state in the United States of America or in any similar jurisdiction of any foreign country in which the Business is so conducted.

                           7.2.     Non-Interference.

                                    (1) In  consideration of all of the payments
due to him hereunder, Executive covenants and agrees that during the term of this Agreement neither the Executive nor any Executive Entity will directly or indirectly solicit, induce or influence any customer, supplier, lender, lessor or any other person which has a business relationship with the Company or which had on the date of the end of the Term a business relationship with the Company to discontinue or reduce the extent of such relationship with the Company or its subsidiaries, if any.

                                    (2) In  consideration of all of the payments
due to him hereunder, Executive covenants and agrees that during the Term of this Agreement, neither the Executive nor any Executive Entity will (A) directly or indirectly recruit, solicit or otherwise induce or influence any employee or sales agent of the Company to discontinue such employment or agency relationship with the Company, or (B) employ or seek to employ, or cause or permit any Competitive Business to employ or seek to employ for any Competitive Business, any person who is then (or was at any time within six months prior to the date the Executive or the Competitive Business employs or seeks to employ such person) employed by the Company. Nothing herein shall prevent the Executive from providing a letter of recommendation to an employee with respect to a future employment opportunity.

                  8. Injunctive Relief; Independence and Severability of Covenants.

                           8.1.     Injunctive  Relief.  Executive  acknowledges
 and agrees that, in the event of any breach or likely breach of any of the covenants of Sections 5 and 7 herein, the Company and any relevant affiliate(s) would incur damages in an amount difficult to ascertain and/or be irreparably harmed and could not be made whole solely by monetary damages. It is accordingly agreed that such persons, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to injunctive relief in respect of such breach or likely breach as may be ordered by any court of competent jurisdiction including, but not limited to, an injunction restraining any violation of Sections 5 and 7 herein and without the proof of actual damages. It is intended to grant full third party rights under this provision.

                           8.2.     Independence  and Severability of Covenants.
Executive acknowledges and agrees that the covenants and other provisions set forth in Sections 5 and 7 herein and in this Section 8 are reasonable, including with respect to duration and subject matter, and that he is receiving valuable and adequate consideration for such covenants under this Agreement. The parties acknowledge that it is their intention that all such covenants and provisions be enforceable to the fullest extent possible under applicable law. If any of the provisions set forth in Sections 5 or 7 and or in this Section 8 is found to be in unenforceable in any instance, such finding shall not preclude any other enforcement of such provisions and reference is made to Section 9.2. If any of the provisions set forth in Sections 5 or 7 or in this Section 8 is found to be invalid, such finding or invalidity shall not affect the validity of the remaining provisions and the provisions of Section
9.2 will apply.

                  9.       Miscellaneous.

                           9.1.     Transfer and  Assignment.  This  Agreement
is personal as to Executive and shall not be assigned or
transferred by Executive without the prior written consent of the Company. This Agreement shall be binding upon, and inure to, the benefit of all of the parties hereto and their respective permitted heirs, personal representatives, successors and assigns.

                           9.2.     Severability.  Nothing  contained  herein
shall be construed to require the  commission  of any act
contrary to law. Should there be any conflict between any provisions hereof and any present or future statute, law, ordinance, regulation, or other pronouncement having the force of law, the latter shall prevail, but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law, and the remaining provisions of this Agreement shall remain in full force and effect.

                           9.3.     Governing  Law.  This  Agreement is made
under and shall be  construed  pursuant to the laws of the State of California.

                           9.4.     Counterparts.  This  Agreement  may be
executed in several counterparts and all documents so executed shall constitute one agreement, binding on all of the parties hereto, notwithstanding that all of the parties did not sign the original or the same counterparts,

                           9.5.     Entire  Agreement.  This  Agreement
constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements, arrangements and understandings with respect thereto. No representation, promises, inducement, statement or intention has been made by any party hereto that is not embodied herein, and no party shall be bound by or liable for any alleged representation, promise, inducement or statement not so set forth herein.

                           9.6.     Modification.  This  Agreement may be
modified, amended, superseded or cancelled, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by written instrument executed by the party or parties to be bound by any such modification, amendment, supersession, cancellation or waiver.

                           9.7.     Waiver.  The  waiver by  either of the
parties, express or implied, of any right under this Agreement or any failure to perform under this Agreement by the other party, shall not constitute or be deemed as a waiver of any other right under this Agreement or of any other failure to perform under this Agreement by the other party, whether of a similar or dissimilar nature.

                           9.8.     Cumulative  Remedies.  Each and all of the
several rights and remedies provided in this Agreement, or by law or in equity, shall be cumulative, and no one of them shall be exclusive of any other right or remedy, and the exercise of any one or such rights or remedies shall not be deemed a waiver of, or an election to exercise, any other such right or remedy.

                           9.9.  Headings.  The section and other headings
contained in this Agreement are for reference purposes only and shall not in any way affect the meaning and interpretation of this Agreement.

                           9.10.  Notices.  Any notice under this  Agreement
must be in writing,  may be  telecopied,  sent by express
24-hour guaranteed courier, or hand-delivered, or may be served by depositing the same in the United States mail, addressed to the party to be notified, postage-prepaid and registered or certified with a return receipt requested. The addresses of the parties for the receipt of notice shall be as follows:

                                    If to Company:

                                            Chairman of the Board.
                                            National R.V. Holdings, Inc.
                                            3411 N. Perris Blvd.
                                            Perris, California  92370

                                    with a copy to :

                                            Stephen M. Davis, Esq.
                                            Heller Ehrman White & McAuliffe
                                            711 5th Avenue
                                            5th Floor
                                            New York, New York  10022

                                    If to Executive:

                                            Wayne Mertes
                                            National R.V. Holdings, Inc.
                                            3411 N. Perris Boulevard
                                            Perris, California  92370

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

                           9.11.    Survival.  Any  provision of this  Agreement
which imposes an obligation after termination or expiration of this Agreement shall survive the termination or expiration of this Agreement and be binding on Executive and the Company.


                                    IN WITNESS WHEREOF,  the parties hereto have
caused this Employment Agreement to be executed as of the date first set forth above.

                                            NATIONAL R.V. HOLDINGS, INC.



                                            By:_____________________________

                                                     Name:
                                                     Title:



                                                     Executive

                                                                   Exhibit 10.10

                              EMPLOYMENT AGREEMENT

         This Employment Agreement is made and entered into as of this 31st day of January, 2000, by and between Country Coach, Inc., an Oregon Corporation (the "Company" or "CCI"), and Robert B. Lee, an individual ("Executive").

                                    RECITALS
         A. The Company and Executive have previously entered into an Employment Agreement, dated as of November 6, 1996, and an Amendment to Employment Agreement, dated as of November 2, 1999 (collectively, "the Previous Employment Agreement"), whereby the Company has employed Executive as Chairman of CCI.

         B. The Executive and the Company wish to enter into a new employment agreement which will extend the term of the employment relationship until December 31, 2001.

         C. National R.V. Holdings, Inc., a Delaware corporation ("NRVH") entered into a Share Exchange Agreement, dated October 22, 1996, with CCI by which NRVH acquired all of the Common Stock of CCI.

         D. NRVH desires to be assured of the services of Executive for CCI.

         E. Executive is willing and desires to be employed by the Company and the Company is willing to employ Executive, upon the terms, covenants and conditions hereinafter set forth.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the mutual terms, covenants and conditions hereinafter set forth, the parties hereto do hereby agree as follows:

                  1. Employment. The Company hereby employs Executive as Chairman of the CCI.

                  2. Term. The term of this Agreement shall be from date of its execution through December 31, 2001, unless terminated earlier pursuant to
Section 6 herein; provided, however, that Executive's obligations in Sections 5, 7 (subject to the last sentence of Section 6.1(5)) and 8 herein shall continue in effect after any such termination as though no termination occurred. The term of this Agreement may be extended by the mutual written agreement of the Company and the Executive. The initial period (i.e., through December 31, 2001), together with any extension thereof, is herein referred to as the "Term."

                  3.       Compensation; Reimbursement.

                           3.1.     Base Salary.  For all services  rendered by
Executive under this  Agreement,  the Company shall pay
Executive a base salary of $210,000 per annum, payable biweekly in equal installments (the "Base Salary").

                           3.2.     Bonus  Compensation.  The Company shall also
pay to Executive an annual bonus, to be determined at the discretion of the Compensation Committee, which has engaged a compensation consultant, William M. Mercer, Inc., to advise it with regard to Executive's compensation. Executive's annual bonus, however, shall in no event be less than the Bonus Compensation provided for in the Previous Employment Agreement.

                           3.3.     Additional  Benefits.  In addition  to the
Base Salary, Executive shall be entitled to all other benefits of employment which are generally provided to senior management of CCI and NRVH. On an annual basis, Executive shall be entitled to purchase a motorhome at cost from the Company.

                           3.4.     Reimbursement.  Executive shall be
reimbursed for all reasonable "out-of-pocket" business expenses incurred in connection with the performance of his duties under this Agreement. The reimbursement of Executive's business expenses shall be upon presentation to, and approval by, the Company of valid receipts and other appropriate documentation for such expenses.

                  4. Scope of Duties.

                           4.1.     Assignment of Duties.  Executive  shall have
such duties as are commensurate with his experience and responsibilities and as are consistent with past practice. Such duties shall be exercised subject to the control, supervision and direction of the Board of Directors of NRVH.

                           4.2.     Executive's  Devotion  of Time.  Executive
hereby agrees to devote his full time, abilities and energy to the faithful performance of the duties assigned to him and to the promotion and forwarding of the business affairs of the Company. Executive shall have no other employment during the Term of this Agreement.

                           4.3.     Board of Directors.  While  Executive is
employed by the Company hereunder, Executive shall be a member of the Board of Directors of CCI.

                  5.       Confidentiality of Trade Secrets and Other Materials.

                           5.1.     Trade Secrets.  Other than in the
performance  of his duties  hereunder,  Executive  agrees not to disclose, either during the term of his employment by the Company or at any time thereafter, to any person, firm or corporation, any trade secrets or confidential information of the Company or CCI including but not limited to, trade secrets, lists of past or present clients or customers, client or consultant contracts, product or service development plans, floor plans and designs, marketing plans, pricing pollicies, business acquisition plans or any portion or phase of any technical information, technique, method, process, procedure, technology, or know-how (whether or not in written or tangible form) used by the Company or CCI or any portion of phase of any technical information, ideas, discoveries, designs, computer programs (including source or object codes), processes, procedures, formulae or improvements of the Company or CCI that is valuable (whether or not in written or tangible form) and including all memoranda, notes, plans, reports, records, documents and other evidence thereof and any other information of whatever nature which gives the Company or CCI an opportunity to obtain an advantage over its competitors who do not have access or know how to use such information shall be considered a "trade secret" for the purposes of this Agreement.

                           5.2.     Ownership of Trade  Secrets;  Assignments
of Rights. Executive hereby agrees that all know-how, documents, reports, plans, proposals, marketing and sales plans, client lists, client files and materials made by him or by the Company are the property of the Company and shall not be used by him in any way adverse to the Company's interests. Executive shall not deliver, reproduce or in any way allow such documents or things to be delivered or used by any third party without specific direction or consent by the Board of Directors of the Company. Executive hereby assigns to the Company any rights which he may have in any such trade secret or proprietary information.

                  6.       Termination.

                           6.1.     Bases for Termination.

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

                                    (5) Executive may terminate  this  Agreement
immediately upon a "Change in Control." "Change in Control," as used herein, shall mean any of the following: (1) the sale by NRVH of substantially all of the stock, business operations, or assets of NRVH, (2) the merger of NRVH with or into another corporation or consolidation into another corporation in which the shareholders of NRVH are not majority shareholders or voting equity holders in the combined or successor entity, or
(3) the acquisition by any person of more than fifty percent of the stock of NRVH. If Executive terminates his employment pursuant to this paragraph, Executive is no longer bound by the terms of Section 7.1 (Non-Competition) or
Section 7.2 (Non-Interference) below.

                           6.2.     Payment Upon Termination.

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

                                    (3) Upon termination under Paragraph 6.1(5),
the Company shall pay Executive only his Base Salary
through the date of termination, any benefits under any Plan of the Company in which the Executive is a participant to the full extent of Executive's rights under such plans, any accrued vacation, and any unpaid out-of-pocket expenses incurred by the Executive prior to the date of termination which are reimbursable pursuant to Section 3.4 herein.

                           6.3.     Dismissal from Premises.  At the Company's
option, Executive shall immediately leave the Company's premises on the date notice of termination is given by the Company.

                           6.4.     Resignation  as  Director.  Executive
agrees that if he leaves the employ of the Company, for whatever reason whatsoever, Executive shall immediately resign as a director of NRVH and CCI.

                  7. Non-Competition/Non-Interference.

                           7.1.     Non-Competition.

                                    (1)  Executive  covenants  and  agrees  that
during the term of this Agreement (the "Restricted
Period"), neither the Executive nor any entity of which 5% or more of the beneficial ownership is held or owned directly or indirectly by the Executive or controlled directly or indirectly by the Executive ("Executive Entity") will, anywhere in the Market, directly or indirectly own, manage, operate, advise (whether or not for compensation), control, invest or acquire an interest in, or otherwise engage or participate in, whether as a proprietor, partner, stockholder, director, officer, "Key Employee" (defined herein to include any person who is employed in a management, executive, supervisory, marketing or sales capacity for another person), joint venturer, lender, investor or other participant, in any business which competes, directly or indirectly, with the Business ("Competitive Business") without regard to (X) whether the Competitive Business has its office, manufacturing or other business facilities within or without the Market, (Y) whether any of the activities of the Executive referred to above occur or are performed within or without the Market or (Z) whether the Executive resides, or reports to an office, within or without the Market.

                                    (2) For purposes of this Agreement,  (A) the
"Business" refers to any business conducted by the Company prior to the date of this Agreement or by the Company during the Term, and (B) the "Market" refers to any and every state in the United States of America or in any similar jurisdiction of any foreign country in which the Business is so conducted.

                           7.2.     Non-Interference.

                                    (1) In  consideration of all of the payments
due to him hereunder, Executive covenants and agrees that during the Restricted Period, neither the Executive nor any Executive Entity will directly or indirectly solicit, induce or influence any customer, supplier, lender, lessor or any other person which has a business relationship with the Company or which had on the date of the end of the Term a business relationship with the Company to discontinue or reduce the extent of such relationship with the Company or its subsidiaries, if any.

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

                  8. Injunctive Relief; Independence and Severability of Covenants.

                           8.1.     Injunctive  Relief.  Executive  acknowledges
and agrees that, in the event of any breach or likely breach of any of the covenants of Sections 5 and 7 herein, the Company and any relevant affiliate(s) would incur damages in an amount difficult to ascertain and/or be irreparably harmed and could not be made whole solely by monetary damages. It is accordingly agreed that such persons, in addition to any other remedy to which they may be entitled at law or in equity, shall be entitled to injunctive relief in respect of such breach or likely breach as may be ordered by any court of competent jurisdiction including, but not limited to, an injunction restraining any violation of Sections 5 and 7 herein and without the proof of actual damages. It is intended to grant full third party rights under this provision.

                           8.2.     Independence  and Severability of Covenants.
Executive acknowledges and agrees that the covenants and other provisions set forth in Sections 5 and 7 herein and in this Section 8 are reasonable, including with respect to duration and subject matter, and that he is receiving valuable and adequate consideration for such covenants under this Agreement. The parties acknowledge that it is their intention that all such covenants and provisions be enforceable to the fullest extent possible under applicable law. If any of the provisions set forth in Sections 5 or 7 and or in this Section 8 is found to be in unenforceable in any instance, such finding shall not preclude any other enforcement of such provisions and reference is made to Section 9.2. If any of the provisions set forth in Sections 5 or 7 or in this Section 8 is found to be invalid, such finding or invalidity shall not affect the validity of the remaining provisions and the provisions of Section
10.2 will apply.

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

                  10.      Miscellaneous.

                           10.1.    Transfer and  Assignment.  This  Agreement
is personal as to Executive and shall not be assigned or
transferred by Executive without the prior written consent of the Company. This Agreement shall be binding upon, and inure to, the benefit of all of the parties hereto and their respective permitted heirs, personal representatives, successors and assigns.

                           10.2.    Severability.  Nothing  contained  herein
shall be construed to require the  commission  of any act
contrary to law. Should there be any conflict between any provisions hereof and any present or future statute, law, ordinance, regulation, or other pronouncement having the force of law, the latter shall prevail, but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it within the requirements of the law, and the remaining provisions of this Agreement shall remain in full force and effect.

                           10.3.    Governing  Law.  This  Agreement is made
under and shall be  construed  pursuant to the laws of the State of Oregon.

                           10.4.    Counterparts.  This  Agreement  may be
executed in several counterparts and all documents so executed shall constitute one agreement, binding on all of the parties hereto, notwithstanding that all of the parties did not sign the original or the same counterparts,

                           10.5.    Entire  Agreement.  This  Agreement
constitutes the entire agreement and understanding of the parties with respect to the subject matter hereof and supersedes all prior oral or written agreements, arrangements and understandings with respect thereto. No representation, promises, inducement, statement or intention has been made by any party hereto that is not embodied herein, and no party shall be bound by or liable for any alleged representation, promise, inducement or statement not so set forth herein.

                           10.6.    Modification.  This  Agreement may be
modified, amended, superseded or cancelled, and any of the terms, covenants, representations, warranties or conditions hereof may be waived, only by written instrument executed by the party or parties to be bound by any such modification, amendment, supersession, cancellation or waiver.

                           10.7.    Waiver.  The  waiver by  either of the
parties, express or implied, of any right under this Agreement or any failure to perform under this Agreement by the other party, shall not constitute or be deemed as a waiver of any other right under this Agreement or of any other failure to perform under this Agreement by the other party, whether of a similar or dissimilar nature.

                           10.8.    Cumulative  Remedies.  Each and all of the
several rights and remedies provided in this Agreement, or by law or in equity, shall be cumulative, and no one of them shall be exclusive of any other right or remedy, and the exercise of any one or such rights or remedies shall not be deemed a waiver of, or an election to exercise, any other such right or remedy.

                           10.9.    Headings.  The section and other headings
contained in this Agreement are for reference purposes only and shall not in any way affect the meaning and interpretation of this Agreement.

                           10.10.   Notices.  Any notice under this  Agreement
must be in writing,  may be telecopied,  sent by express
24-hour guaranteed courier, or hand-delivered, or may be served by depositing the same in the United States mail, addressed to the party to be notified, postage-prepaid and registered or certified with a return receipt requested. The addresses of the parties for the receipt of notice shall be as follows:

                                    If to CCI:

                                            Country Coach, Inc.
                                            135 East First Street
                                            Junction City, Oregon 97448

                                    with a copy to NRVH:

                                            National R.V. Holdings, Inc.
                                            3411 N. Perris Blvd.
                                            Perris, California 92571
                                            Attention:  Chief Executive Officer

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

                           10.11.  Survival.  Any  provision  of this  Agreement
which imposes an obligation after termination or expiration of this Agreement shall survive the termination or expiration of this Agreement and be binding on Executive and the Company.

                                    IN WITNESS WHEREOF,  the parties hereto have
caused this Employment Agreement to be executed as of the date first set forth above.





                                   COUNTRY COACH, INC.


                                     By: ______________________________
                                     Name:
                                     Title:





                                    Executive

                                                                    Exhibit 23.1






                       CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-41905) of National R.V. Holdings, Inc. of our report dated February 11, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K.



PricewaterhouseCoopers LLP

Los Angeles, California
March 27, 2000

                                                                    Exhibit 99.1

                Factors that May Affect Future Operating Results

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

Expansion of Manufacturing Facilities In 1999, the Company purchased additional land in Perris, California, Junction City, Oregon, and Hillsborough County, Florida for planned expansion of manufacturing and service facilities. There can be no assurance that such facilities or future additional facilities will be able to meet the manufacturing needs of the Company or that the Company will be able to attract and retain qualified technical, supervisory and manufacturing personnel required in order to operate such facilities in an effective and efficient manner.

Dependence on Certain Dealers; Concentration of Dealers in Certain Regions Although no one dealer accounted for more than 10% of the Company's net sales during the year ended December 31, 1999, the Company's top ten dealers accounted for approximately 43% and 44% of the Company's sales during the years ended December 31, 1999 and 1998, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, a significant portion of the Company's sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in such region could materially adversely affect the Company's sales.

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

In the second quarter of 1999, Ford announced a temporary reduction in the availability of a particular chassis that the Company uses in several of its current models. During the fourth quarter, Ford clarified their position by stating that they were going to allocate their chassis to the manufacturers based on market share and imposed additional reporting requirements on them. Furthermore, Ford transferred the production of its chassis from Mexico to Michigan and encountered start-up problems in the new facility. The Company has a good supply of Ford chassis on hand and is anticipating that said supply will adequately see it through Ford's production challenges. The Company presently believes that its expected allocation of chassis is sufficient to enable the growth planned for these models and does not presently foresee operating difficulties with respect to this issue.

If any of the Company's suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

Potential Liabilities Under Repurchase Agreements As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to purchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The risk of loss, however, is spread over many dealers and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Although losses under these agreements have not been significant in the past, if the Company were obligated to repurchase a significant number of RVs in the future, it could result in losses and a reduction in new RV sales. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $104.5 million as of December 31, 1999.

Competition The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, are larger and have substantially greater financial and other resources than the Company. According to an industry source, the two largest motorhome manufacturers had sales aggregating 39.8% of industry-wide retail unit sales of Class A motorhomes for the year ended December 31, 1999. In addition, sales of used RVs provide competition to RV manufacturers.

Government Regulation The Company is subject to the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components which have been promulgated thereunder by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. The Company has from time to time instituted voluntary recalls of certain motorhome units, none of which has had a material adverse effect on the Company.

In March, 2000, the Company's Country Coach subsidiary received a notice from NHTSA which indicated that NHTSA is conducting a review of a safety recall by Country Coach in 1999 concerning certain motorhomes equipped with a slide galley option and requested certain information about motorhomes with slide out sections manufactured by Country Coach. Country Coach intends to respond fully to NHTSA's request. At this time, it is not possible to ascertain what action NHTSA may take with respect to such a review, or what impact, if any, that the review may have on the Company's financial condition or results of operations. Future recalls of the Company's vehicles, voluntary or involuntary, however, could have a material adverse effect on the Company. The Company is also subject to numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws."

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