Form 10-Q
period 2000-03-31
NATIONAL RV HOLDINGS INC
filed 2000-05-12
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 2000

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at November 3, 1999
-----                                       -------------------------------
Common stock, par value                              9,657,086
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                          PAGE
                             PART 1 - FINANCIAL INFORMATION               ----

Item 1.    Consolidated Balance Sheet -
           March 31, 2000 and December 31, 1999                             3

           Consolidated Statement of Income -
           Three Months Ended March 31, 2000 and 1999                       4

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2000 and 1999                       5

           Consolidated Statement of Changes in Stockholders' Equity        6

           Notes to Consolidated Financial Statements                       7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8 - 9

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk                                                     10

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11

           Signature                                                       12

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                          (In thousands except shares)

                                                March 31,          December 31,
                                                  2000                 1999
                                               ---------           -----------
                                              (Unaudited)
                     ASSETS
Current Assets:
     Cash and cash equivalents                 $   6,491            $   20,301
     Trade receivables, less allowance for
         doubtful accounts of $199                36,447                22,473
     Inventories                                  62,051                68,187
     Deferred income taxes                         6,489                 5,610
     Prepaid expenses                              1,151                 1,439
                                               ---------              --------
         Total current assets                    112,629               118,010
Goodwill                                           6,849                 6,952
Property, plant and equipment, net                36,054                33,167
Other                                              1,154                 1,085
                                               ---------             ---------
                                               $ 156,686             $ 159,214
                                               =========             =========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt            $      20             $      20
  Accounts payable                                11,370                11,166
  Accrued expenses                                20,800                14,908
                                               ---------             ---------
         Total current liabilities                32,190                26,094
Deferred income taxes                              2,603                 2,470
Long-term debt                                        79                    84
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000
    shares authorized, 4,000 issued and
    outstanding                                        -                     -
  Common stock - $.01 par value; 25,000,000
    shares authorized, 10,589,986 and
    10,588,886 issued, respectively                  106                   106
  Additional paid-in capital                      47,779                47,768
  Retained earnings                               89,188                82,692
  Less cost of treasury stock                   ( 15,259)                    -
                                               ---------             ---------
     Total stockholders' equity                  121,814               130,566
                                               ---------             ---------
                                               $ 156,686             $ 159,214
                                               =========             =========



                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                                Three Months Ended March 31,
                                               -------------------------------
                                                  2000                  1999
                                               ---------             ---------
Net sales                                      $ 105,255             $ 102,982
Cost of goods sold                                89,178                86,228
                                               ---------             ---------
         Gross profit                             16,077                16,754
Selling expenses                                   3,370                 2,712
General and administrative expenses                2,436                 1,908
Amortization of intangibles                          103                   103
                                               ---------             ---------
         Operating income                         10,168                12,031
Other expense (income):
  Interest expense                                     1                    22
     Interest income                           (     254)            (     165)
     Other                                             8             (       4)
                                               ---------             ---------
         Income before income taxes               10,413                12,178
Provision for income taxes                         3,917                 4,857
                                               ---------             ---------
         Net income                            $   6,496             $   7,321
                                               =========             =========

Earnings per common share:
     Basic                                         $0.65                 $0.71
     Diluted                                       $0.62                 $0.64

Weighted average number of shares:
     Basic                                        10,034                10,347
     Diluted                                      10,544                11,522













                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                        -------------------
                                                         2000           1999
                                                      ---------      ---------
Cash flows from operating activities:
  Net income                                          $   6,496      $   7,321
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation expense                             671            518
           Amortization of intangibles                      103            103
           Gain on asset disposal                      (      4)             -
           Increase in trade receivables               ( 13,974)      (  4,250)
           Decrease in inventories                        6,136          1,768
           Decrease in prepaid expenses                     288            115
           Increase in accounts payable                     204          6,881
           Increase in accrued expenses                   5,892          6,073
           Decrease in deferred income taxes           (    746)       (   200)
                                                      ---------       --------
         Net cash provided by operating activities        5,066         18,329

Cash flows from investing activities:
  (Increase) decrease in other assets                  (     69)         2,479
  Purchases of property, plant and equipment           (  3,554)       ( 1,931)
                                                      ---------       --------
         Net cash (used in) provided by
            investing activities                       (  3,623)           548

Cash flows from financing activities:
  Principal payments on long-term debt                 (      5)       (    40)
     Proceeds from issuance of common stock                  11            151
     Purchase of treasury stock                        ( 15,259)             -
                                                      ---------       --------
         Net cash (used in) provided by
            financing activities                       ( 15,253)           111
                                                      ---------       --------
Net (decrease) increase in cash                        ( 13,810)        18,988
Cash and cash equivalents - beginning of period          20,301         10,446
                                                      ---------       --------
Cash and cash equivalents - end of period             $   6,491       $ 29,434
                                                      =========       ========








                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                   (Unaudited)


                           Preferred     Common Stock       Paid-in     Retained       Treasury Stock
                             Stock     Shares    Amount     Capital     Earnings    Shares       Amount          Total
                            ------   ----------  ------    --------     --------   --------    ----------      ---------
Balance, December 31, 1999  $    -   10,588,886  $  106    $ 47,768     $ 82,692          -    $        -      $ 130,566
   Common Stock issued
     under option plan                    1,100       -          11                                                   11
   Purchase of
     Treasury Stock                                                                 932,900     (  15,259)     (  15,259)
   Net income                                                              6,496                                   6,496
                            ------   ----------  ------    --------     --------  ---------    ----------     ----------
Balance, March 31, 2000     $   -    10,589,986  $  106    $ 47,779     $ 89,188    932,900    $(  15,259)    $  121,814
                            ======   ==========  ======    ========     ========  =========    ==========     ==========
































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



NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                               March 31,           December 31,
                                                 2000                  1999
                                            ------------          -------------
                                             (Unaudited)
         Finished goods                     $ 17,461,000          $ 12,315,000
         Work-in-process                      19,796,000            18,274,000
         Raw materials                        14,107,000            14,027,000
         Chassis                              10,687,000            23,571,000
                                            ------------          ------------
                                            $ 62,051,000          $ 68,187,000
                                            ============          =============

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


     Liquidity and Capital Resources ------------------------------- At March 31, 2000, the Company had working capital of $80.4 million compared to $91.9 million at December 31, 1999.

     Net cash provided by operating activities was $5.1 million for the three months ended March 31, 2000 compared to $18.3 million for the same period in 1999. The change was due primarily to an increase in trade receivables.

     Cash used in investing activities was $3.6 million for the three months ended March 31, 2000 compared to cash provided by investing activities of $0.5 million for the comparable period last year. The change was due primarily to an increase in expenditures on property, plant and equipment in the first quarter of 2000 which were offset by a $2.55 million distribution in respect to the Company's limited partnership interest in Dune Jet Services, L.P. received in March 1999.

     Cash used in financing activities was $15.3 million for the three months ended March 31, 2000 compared to cash provided by financing activities of $0.1 million for the comparable period last year. The difference was primarily the result of cash used by the Company in its stock repurchase program for the repurchase of 932,900 shares in the first quarter of 2000.

     The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations
---------------------

     Net sales for the three months ended March 31, 2000 increased by $2.3 million or 2.2% from the same period last year. The Company shipped 383 coaches on diesel chassis, 38 higher than last year, with the average price of these products increasing 4% to $170,000. The increase in diesel motorhome sales was offset by a decrease in sales of the Company's gas products by 163 units to 489. The average price of gas motorhomes increased 6% to $68,000. Unit sales of the Company's fifth-wheel travel trailers increased 26%, to 144 units compared to 114 units in the first quarter of 1999. The average price of these units increased 7% to $39,000.

     Cost of goods sold for the three months ended March 31, 2000 increased by $2.9 million or 3.4% from the comparable period last year. The increase was due to both the increase in sales as well as to a $1 million one-time charge to warranty expense resulting from a voluntary offer by the Company to correct a weight distribution issue identified on certain of the Company's "highline" motor coaches. As a result of the $1 million charge, the gross profit margin decreased to 15.3% for the current period as compared to 16.3% for the same period last year.

     Selling expenses for the three months ended March 31, 2000 increased $0.66 million or 24.3% from the same period last year. The increase was primarily due to increased sales incentives and certain costs related to setting up new dealers for the Company's "highline" coaches. As a percentage of net sales, selling expenses increased to 3.2%, from 2.6% for the same period last year.

     General and administrative expenses for the three months ended March 31, 2000 increased $0.53 million or 27.7% from the same period last year. The increase was primarily due to higher compensation and related costs. As a percentage of net sales, general and administrative expenses increased to 2.3% from 1.9% for the same period last year.

     Other income for the three months ended March 31, 2000 increased $98,000 from the same period last year due primarily to an increase in interest income.

     As a result of the foregoing, income before taxes decreased $1.8 million, or 14.5%, to $10.4 million for the three months ended March 31, 2000. As a percentage of net sales, income before taxes decreased to 9.9% from 11.8% for the same period last year.

     Provision for income taxes for the three months ended March 31, 2000 and 1999 was $3.9 million and $4.9 million, respectively. The effective tax rate decreased to 37.6% from 39.9% for the same period last year. The decrease in the effective tax rate was due to a benefit arising from usage of a capital loss carryover.

     As a result, net income decreased $0.8 million, or 11.3%, to $6.5 million for the three months ended March 31, 2000, as compared to $7.3 million for the same period last year. As a percentage of net sales, net income decreased to 6.2% from 7.1% for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information about market risks for the three months ended March 31, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on form 10-K for 1999.

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

         Date: May 10, 2000                  By /s/ BRADLEY C. ALBRECHTSEN

                                                  Bradley C. Albrechtsen
                                             Chief Financial Officer (Principal
                                               Accounting and Finance Officer)