Form 10-Q
period 2000-06-30
NATIONAL RV HOLDINGS INC
filed 2000-07-20
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2000

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at July 20, 2000
-----                                          ----------------------------
Common stock, par value                              9,657,086
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                         PAGE
PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           June 30, 2000 and December 31, 1999                             3

           Consolidated Statement of Income -
           Three and Six Months Ended June 30, 2000 and 1999               4

           Consolidated Statement of Cash Flows -
           Six Months Ended June 30, 2000 and 1999                         5

           Consolidated Statement of Changes in Stockholders' Equity       6

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8 - 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      11

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote to Security Holders             12

Item 6.    Exhibits and Reports on Form 8-K                                12

           Signature                                                       13

Exhibit 99.1  Factors that May Affect Future Operating Results            14-17

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                          (In thousands except shares)
                                                          June 30,    Dec. 31,
                                                            2000        1999
                                                        (Unaudited)
                       ASSETS
Current Assets:
     Cash and cash equivalents .......................   $   6,556    $  20,301
     Trade receivables, less allowance for
         doubtful accounts of $199 ...................      17,167       22,473
     Inventories .....................................      75,149       68,187
     Deferred income taxes ...........................       6,489        5,610
     Prepaid expenses ................................       1,745        1,439
                                                         ---------    ---------
         Total current assets ........................     107,106      118,010
Goodwill .............................................       6,746        6,952
Property, plant and equipment, net ...................      39,042       33,167
Other ................................................       1,241        1,085
                                                         ---------    ---------
                                                         $ 154,135    $ 159,214
                                                         =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities: .................................
     Current portion of long-term debt ...............   $      20    $      20
     Accounts payable ................................      10,342       11,167
     Accrued expenses ................................      18,092       14,908
                                                         ---------    ---------
         Total current liabilities ...................      28,454       26,095
Deferred income taxes ................................       2,603        2,470
Long-term debt .......................................          74           84
Commitments and contingencies
Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding .........          --           --
  Common stock - $.01 par value; 25,000,000 shares
    authorized, 10,589,986 and 10,588,886 issued,
    respectively .....................................         106          106
  Additional paid-in capital .........................      47,779       47,768
  Retained earnings ..................................      90,380       82,691
  Less cost of treasury stock - 932,900 shares .......     (15,261)          --
                                                         ---------    ---------
     Total stockholders' equity ......................     123,004      130,565
                                                         ---------    ---------
                                                         $ 154,135    $ 159,214
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        2000      1999       2000      1999
                                        ----      ----       ----      ----

Net sales .........................  $  74,524 $ 105,338   $ 179,779 $ 208,320
Cost of goods sold ................     67,071    87,959     156,249   174,187
                                     --------- ---------   --------- ---------
         Gross profit .............      7,453    17,379      23,530    34,133

Selling expenses ..................      3,137     2,612       6,507     5,324
General and administrative expenses      2,440     1,826       4,876     3,734
Amortization of intangibles .......        104       104         207       207
                                     --------- ---------   --------- ---------
         Operating income .........      1,772    12,837      11,940    24,868
Other expense (income):
     Interest expense .............          1         6           2        28
     Interest income ..............  (     227) (    428)   (    481) (    593)
     Other ........................         13  (    380)         21  (    384)
                                     --------- ---------   --------- ---------
         Income before income taxes      1,985    13,639      12,398    25,817
Provision for income taxes ........        792     5,378       4,709    10,235
                                     --------- ---------   --------- ---------
         Net income ...............  $   1,193 $   8,261   $   7,689 $  15,582
                                     ========= =========   ========= =========

Earnings per common share:
     Basic                               $0.12     $0.80      $0.78      $1.50
     Diluted                             $0.12     $0.74      $0.75      $1.38

Weighted average number of shares:
     Basic                               9,657    10,378      9,845     10,364
     Diluted                            10,044    11,189     10,294     11,251










                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            2000         1999
                                                            ----         ----

Cash flows from operating activities:
Net income ...........................................  $    7,689    $  15,582
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation expense ...........................       1,472        1,130
      Amortization of intangibles ....................         207          207
      Loss (gain) on asset disposal ..................          20     (    380)
      Tax benefit related to exercise of stock options           -          471
      Decrease in trade receivables ..................       5,305        3,919
      Increase in inventories ........................   (   6,962)    (  6,042)
      Increase in prepaid expenses ...................   (     306)    (    213)
      (Decrease) increase in accounts payable ........   (     825)       8,269
      Increase in accrued expenses ...................       3,184        5,163
      Decrease in deferred income taxes ..............   (     746)    (    729)
                                                        ----------    ---------
         Net cash provided by operating activities ...       9,039       27,377

Cash flows from investing activities:
  (Increase) decrease in other assets ................   (     156)          21
  Purchases of property, plant and equipment .........   (   7,368)    (  5,712)
  Investment in Dune Jet Services, LP                            -        2,912
                                                        ----------    ---------
         Net cash used in investing activities .......   (   7,524)    (  2,779)

Cash flows from financing activities:
  Principal payments on long-term debt ...............   (     10)     (  1,752)
  Proceeds from issuance of common stock .............         11           472
  Purchase of treasury stock .........................   ( 15,261)            -
                                                        ---------     ---------
         Net cash used in financing activities .......   ( 15,260)     (  1,280)
                                                        ---------     ---------
Net (decrease) increase in cash ......................   ( 13,745)       23,318
Cash and cash equivalents - beginning of period ......     20,301        10,446
                                                        ---------     ---------
Cash and cash equivalents - end of period ............  $   6,556     $  33,764
                                                        =========     =========



                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                   (Unaudited)


                           Preferred     Common Stock       Paid-in     Retained       Treasury Stock
                             Stock     Shares    Amount     Capital     Earnings    Shares       Amount          Total
                            ------   ----------  ------    --------     --------   --------    ----------      ---------
Balance, December 31, 1999  $    -   10,588,886  $  106    $ 47,768     $ 82,691          -    $        -      $ 130,565
   Common Stock issued
     under option plan                    1,100       -          11                                                   11
   Purchase of
     Treasury Stock                                                                 932,900     (  15,261)     (  15,261)
   Net income                                                              7,689                                   7,689
                            ------   ----------  ------    --------     --------  ---------    ----------     ----------
Balance, June 30, 2000      $   -    10,589,986  $  106    $ 47,779     $ 90,380    932,900    $(  15,259)    $  123,004
                            ======   ==========  ======    ========     ========  =========    ==========     ==========























                 See Notes to Consolidated Financial Statements

PART I, ITEM 1
                          NATIONAL R.V. HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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



NOTE 2 - INVENTORIES

         Inventories consist of the following:

                                           June 30,            December 31,
                                             2000                  1999
                                         (Unaudited)
         Finished goods .............    $ 20,104,000          $ 12,315,000
         Work-in-process ............      26,159,000            18,274,000
         Raw materials ..............      15,426,000            14,027,000
         Chassis ....................      13,460,000            23,571,000
                                         ------------          ------------
                                         $ 75,149,000          $ 68,187,000
                                         ============          ============

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements
-----------------------------------------------
         Statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the Company's dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims and product liability; dependence on certain dealers and concentration of dealers in certain regions; and the integration by the Company of acquired businesses and the management of growth. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth below. Additional information concerning risks and uncertainties may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.


Liquidity and Capital Resources
-------------------------------
         At June 30, 2000, the Company had working capital of $78.7 million compared to $91.9 million at December 31, 1999.

         Net cash provided by operating activities was $9.0 million for the six months ended June 30, 2000 compared to $27.4 million for the same period in 1999. The change was due primarily to a $7.9 million decrease in net income, and a modest decrease in accounts payable compared to a significant increase in the prior year.

     Cash used in investing activities was $7.5 million for the six months ended June 30, 2000 compared to $2.8 million for the comparable period last year. The change was due primarily to a $1.7 million increase in capital expenditures related to the new towables plant under construction at the Perris, California facility in the current year, and to a $2.55 million distribution in respect of the liquidation of the Company's limited partnership interest in Dune Jet Services, L.P. received in March 1999.

         Cash used in financing activities was $15.3 million for the six months ended June 30, 2000 compared to $1.3 million for the comparable period last year. The difference was primarily the result of the $15.3 million spent by the Company in its stock repurchase program for the repurchase of 932,900 shares in the first quarter of 2000.

         The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Results of Operations
---------------------
     Net sales of $74.5 million for the quarter ended June 30, 2000 represent a decrease of $30.8 million or 29.3% from the same quarter last year. For the six months ended June 30, 2000, net sales of $179.8 million represent a decrease of $28.5 million, or 13.7% compared to the same period last year. The Company shipped 665 coaches on diesel chassis during the first six months, 11 less than last year for the same period. The unit decrease was offset by an increase average price of diesel products of 6% to $168,500, resulting in a 4% increase in net sales from diesel products. The increase in diesel motorhome revenue was offset by a decrease in sales of the Company's gas products by 522 units to 870 due to lower retail sales. The average price of gas motorhomes increased 3% to $67,000. Unit sales of the Company's fifth-wheel travel trailers increased 4%, to 231 units compared to 223 units in the first six months of 1999. The average price of these units increased 9% to $39,600.

     In addition to the reduction in total unit shipments for the quarter and six months ended June 30, 2000, net sales were also unfavorably impacted by product discounting and by a sales rebate program initiated by the Company during the second quarter. The rebate program was adopted to help sales of prior model-year products from dealer lots and to stimulate new orders of Company products.

         Cost of goods sold for the quarter ended June 30, 2000 decreased to $67.1 million, a 23.7% decrease from the comparable quarter last year. The decrease was due to the decrease in sales. Cost of goods sold for the first six months of 2000 decreased to $156.2 million, or 10.3% compared to the same period in 1999. The decrease was the result of reduced sales offset somewhat by a $1.0 million one-time charge to warranty expense recorded in the first quarter resulting from a voluntary offer by the Company to correct a weight distribution issue identified on certain of the Company's "highline" motor coaches. As a result of the discounting and the sales rebate program indicated above, as well as the $1.0 million warranty charge, the gross profit margin decreased to 13.1% for the six-month period as compared to 16.4% for the same period last year.

         Selling expenses for the three months ended June 30, 2000 increased to $3.1 million or 20.1% from the same period last year. For the six months ended June 30, 2000, selling expenses increased to $6.5 million or 22.2% compared to last year. The increase was primarily due to increased sales incentives and certain costs related to setting up new dealers for the Company's "highline" coaches. As a percentage of net sales, selling expenses increased to 3.6%, from 2.6% for the same period last year.

         General and administrative expenses for the three months ended June 30, 2000 increased to $2.4 million or 33.6% from the same quarter last year. For the six months ended June 30, 2000, general and administrative expenses increased to $4.9 million or 30.6% from last year. The increase was primarily due to higher compensation and related costs. As a percentage of net sales, general and administrative expenses increased to 2.7% from 1.8% for the same period last

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

year. This is due to the fact that many of the general and administrative expenses are fixed in nature and as sales decrease, these expenses increase as a percentage of sales.

         Other income for the three and six months ended June 30, 2000 decreased to $0.2 million and $0.5 million, from $0.8 million and $0.9, respectively, for the same periods last year. The decreases are due primarily to the fact that last year included a gain on the liquidation of the Dune Jet Services, LP as indicated above. In addition, lower average invested cash balances resulted in reduced interest income.

     As a result of the foregoing, income before taxes decreased to $2.0 million, or 85.4% from the same period last year. For the six months ended June 30, 2000, income before taxes decreased to $12.4 million, or 52.0% from the same period last year. As a percentage of net sales, year-to-date income before taxes decreased to 6.9% from 12.4% for the same period last year.

         Provision for income taxes for the three and six months ended June 30, 2000 decreased to $0.8 million and $4.7 million, respectively. The effective tax rate for the six months ended June 30, 2000 was 38.0% compared to 39.6% for the same period last year. The decrease in the effective tax rate was due to a benefit arising from usage of a capital loss carryover.

         As a result, net income for the second quarter of 2000 decreased to $1.2 million, 1.6% of net sales, compared to $8.3 million, or 7.8% of net sales, for the same period last year. Net income for the first half of 2000 decreased to $7.7 million, or 4.3% of net sales, compared to $15.6 million, or 7.5% of net sales, for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Information about market risks for the six months ended June 30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 12, 2000, the Company held its 2000 Annual Meeting of stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

         1. The Company's stockholders elected Doy B. Henley and Neil H. Koffler as Class III Directors to serve until the 2003 Annual Meeting. Voting for the nominees for director was as follows:
                  Doy B. Henley; 8,295,674 shares FOR and 46,659 shares WITHHELD; and Neil H. Koffler; 8,295,674 shares FOR and 46,659 shares WITHHELD.

         2. The Company's stockholders approved an amendment of the Company's 1999 Stock Option Plan to increase the number of shares of Common Stock eligible for issuance from 400,000 to 800,000. For the approval of the amendment to the 1999 Stock Option Plan, the vote was 6,548,431 shares FOR; 1,776,127 shares AGAINST; and 17,775 shares ABSTAINING.

         3. The Company's stockholders approved the appointment of PricewaterhouseCoopers LLP, as the Company's auditor for the current fiscal year. For the appointment of PricewaterhouseCoopers LLP as the Company's auditor, the vote was 8,304,355 shares FOR; 31,668 shares AGAINST; and 6,310 shares ABSTAINING.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
A.  Exhibits

    Exhibit 99.1 Factors that May Affect Future Operating Results and Financial Condition

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

                                                  NATIONAL R.V. HOLDINGS, INC.
                                                           (Registrant)

         Date: July 20, 2000                      By /s/ BRADLEY C. ALBRECHTSEN
                                                  -----------------------------
                                                      Bradley C. Albrechtsen
                                                      Chief Financial Officer
                                                    (Principal Accounting and
                                                         Finance Officer)

                                                                   Exhibit 99.1
Factors that May Affect Future Operating Results
------------------------------------------------
POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

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

EXPANSION OF MANUFACTURING FACILITIES IN 1999 The Company purchased additional land in Perris, California, Junction City, Oregon, and Hillsborough County, Florida for planned expansion of manufacturing and service facilities. There can be no assurance that such facilities or future additional facilities will be able to meet the manufacturing needs of the Company or that the Company will be able to attract and retain qualified technical, supervisory and manufacturing personnel required in order to operate such facilities in an effective and efficient manner.

DEPENDENCE ON CERTAIN DEALERS Concentration of Dealers in Certain Regions Although no one dealer accounted for more than 10% of the Company's net sales during the year ended December 31, 1999, the Company's top ten dealers accounted for approximately 43% and 44% of the Company's sales during the years ended December 31, 1999 and 1998, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, a significant portion of the Company's sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in such region could materially adversely affect the Company's sales.

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

In March, 2000, the Company's Country Coach subsidiary received a notice from NHTSA which indicated that NHTSA is conducting a review of a safety recall by Country Coach in 1999 concerning certain motorhomes equipped with a slide galley option and requested certain information about motorhomes with slide out sections manufactured by Country Coach. Country Coach has responded fully to NHTSA's request. At this time, it is not possible to ascertain what action NHTSA may take with respect to such a review, or what impact, if any, that the review may have on the Company's financial condition or results of operations. Future recalls of the Company's vehicles, voluntary or involuntary, however, could have a material adverse effect on the Company. The Company is also subject to numerous state consumer protection laws and regulations relating to the operation of motor vehicles, including so-called "Lemon Laws."

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

WARRANTY CLAIMS AND PRODUCT LIABILITY The Company maintains product liability insurance with coverage in amounts which management believes is reasonable. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. Given the nature of the Company's business, product liability in excess of the Company's insurance coverage, if incurred, could have a material adverse effect on the Company.

INTEGRATION OF ACQUIRED BUSINESSES Management of Growth One of the Company's objectives is to acquire businesses in the RV industry or related areas. Successfully accomplishing this goal depends upon a number of factors, including the Company's ability to find suitable acquisition candidates, negotiate acquisitions on acceptable terms, retain key personnel of the acquired entities, hire and train other competent managers, and effectively and profitably integrate the operations of the acquired businesses into the Company's existing operations. The process of integrating acquired businesses may require a significant amount of resources and management attention, which could temporarily detract attention from the day-to-day business of the Company. The Company's ability to manage its growth effectively will require it to continue to improve its operational, financial and management information systems and controls, and to attract, retain, motivate and manage employees effectively. The failure of the Company to manage growth in its business effectively could have a material adverse effect on the financial condition and results of operations of the Company.

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