Form 10-Q
period 2000-09-30
NATIONAL RV HOLDINGS INC
filed 2000-11-13
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

For the quarterly period ended September 30, 2000

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at July 20, 2000
-----                                          ----------------------------
Common stock, par value                              9,662,636
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                           PAGE
                             PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           September 30, 2000 and December 31, 1999                          3

           Consolidated Statement of Income -
           Three and Nine Months Ended September 30, 2000 and 1999           4

           Consolidated Statement of Cash Flows -
           Nine Months Ended September 30, 2000 and 1999                     5

           Consolidated Statement of Changes in Stockholders' Equity         6

           Notes to Consolidated Financial Statements                        7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8-10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       11

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 12

           Signature                                                        13

           Exhibit 99.1  Factors that May Affect Future Operating Results 14-17

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                          (In thousands except shares)
                                              September 30,       December 31,
                                                   2000               1999
                                                (Unaudited)
                                               ------------       ------------
                                ASSETS
Current Assets:
     Cash and cash equivalents                   $   10,456         $   20,301
     Trade receivables, less allowance for
         doubtful accounts of $199                   21,054             22,473
     Inventories                                     64,704             68,187
     Deferred income taxes                            6,489              5,610
     Prepaid expenses                                 2,011              1,439
                                                 ----------          ---------
         Total current assets                       104,714            118,010
Goodwill                                              6,642              6,952
Property, plant and equipment, net                   42,480             33,167
Other                                                 1,276              1,085
                                                 ----------          ---------
                                                  $ 155,112          $ 159,214
                                                 ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current
portion of long-term debt                         $      20          $      20
     Accounts payable                                10,316             11,167
     Accrued expenses                                16,346             14,908
                                                  ---------          ---------
         Total current liabilities                   26,682             26,095
Deferred income taxes                                 2,603              2,470
Long-term debt                                           69                 84

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.01 par value; 5,000 shares
     authorized, 4,000 issued and outstanding             -                  -
Common stock - $.01 par value; 25,000,000 shares
     authorized, 10,595,536 and 10,588,886
     issued, respectively                               106                106
Additional paid-in capital                           47,800             47,768
Retained earnings                                    93,113             82,691
Less cost of treasury stock - 932,900 shares       ( 15,261)                 -
                                                  ---------           --------
     Total stockholders' equity                     125,758            130,565
                                                  ---------           --------
                                                  $ 155,112          $ 159,214
                                                  =========          =========

                 See Notes to Consolidated Financial Statements


                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                         Three Months Ended                     Nine Months Ended
                                             September 30,                         September 30,
                                          2000           1999                  2000           1999
                                       ---------       ---------            ---------       ---------
Net sales                              $  86,652       $ 108,947            $ 266,431       $ 317,267
Cost of goods sold                        76,460          89,333              232,709         263,520
                                       ---------       ---------            ---------       ---------
         Gross profit                     10,192          19,614               33,722          53,747

Selling expenses                           3,669           3,079               10,176           8,403
General and administrative expenses        2,044           1,648                6,920           5,382
Amortization of intangibles                  103             103                  310             310
                                       ---------       ---------            ---------       ---------
         Operating income                  4,376          14,784               16,316          39,652
Other expense (income):
     Interest expense                          1              -                     3              28
     Interest income                   (     156)     (      381)           (     637)     (      974)
     Other                                     7              11                   28      (      373)
                                       ---------       ---------            ---------       ---------
         Income before income taxes        4,524          15,154               16,922          40,971
Provision for income taxes                 1,791           6,134                6,500          16,369
                                       ---------       ---------            ---------       ---------
         Net income                    $   2,733       $   9,020             $ 10,422       $  24,602

Earnings per common share:
     Basic                                 $0.29          $0.86                 $1.07           $2.37
     Diluted                               $0.28          $0.82                 $1.03           $2.20

Weighted average number of shares:
     Basic                                 9,585          10,448                9,770          10,392
     Diluted                               9,847          11,054               10,146          11,185









                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                            ----------------------------------
                                                               2000                  1999
                                                            ----------           -----------
Cash flows from operating activities:
Net income                                                  $   10,422           $    24,602
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation expense                                  2,341                 1,781
           Amortization of intangibles                             310                   310
           Loss (gain) on asset disposal                            28              (    387)
           Tax benefit related to exercise of stock options          -                   900
           Decrease (increase) in trade receivables              1,419              (  1,485)
           Decrease (increase) in inventories                    3,483              ( 11,877)
           Increase in prepaid expenses                       (    572)             (  2,391)
           (Decrease) increase in accounts payable            (    851)               10,625
           Increase in accrued expenses                          1,438                 4,811
           Increase in deferred income taxes                  (    746)             (    730)
                                                            ----------           -----------
         Net cash provided by operating activities              17,272                26,159

Cash flows from investing activities:
     Increase in other assets                                 (    191)             (     68)
     Purchases of property, plant and equipment               ( 11,682)             (  7,094)
     Return of investment in Dune Jet Services, LP                   -                 2,912
                                                            ----------           -----------
         Net cash used in investing activities                ( 11,873)             (  4,250)

Cash flows from financing activities:
     Principal payments on long-term debt                     (     15)             (  1,756)
     Proceeds from issuance of common stock                         32                   857
     Purchase of treasury stock                               ( 15,261)                    -
                                                            ----------           -----------
         Net cash used in financing activities                ( 15,244)             (    899)
 Net (decrease) increase in cash                              (  9,845)               21,010
 Cash and cash equivalents - beginning of period                20,301                10,446
                                                            ----------           -----------
 Cash and cash equivalents - end of period                   $  10,456            $   31,456
                                                            ==========           ===========


                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                   (Unaudited)

                      Preferred     Common Stock       Paid-in   Retained    Treasury Stock
                        Stock     Shares    Amount     Capital   Earnings   Shares     Amount         Total
                      -------  -----------  ------  ----------  ---------  --------  ---------    ----------
Balance, December 31,
     1999             $     -   10,588,886  $  106  $  47,768  $  82,691          -  $       -    $  130,565
Common Stock issued
     under option plan               6,650       -         32                                             32
Purchase of
     Treasury Stock                                                         932,900  (  15,261)    (  15,261)
Net income                                                         10,422                             10,422
                      -------  -----------  ------  ----------  ---------  --------  ---------    ----------
Balance, September 30,
     2000             $     -   10,595,536  $  106  $  47,800   $  93,113   932,900  $( 15,261)   $  125,758
                      =======  ===========  ======  ==========  =========  ========  =========    ==========





























                 See Notes to Consolidated Financial Statements
                                       6

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



NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                       September 30,         December 31,
                                          2000                  1999
                                       (Unaudited)
                                       -------------        --------------
Finished goods                         $ 19,353,000          $ 12,315,000
Work-in-process                          20,375,000            18,274,000
Raw materials                            14,449,000            14,027,000
Chassis                                  10,527,000            23,571,000
                                       ------------          ------------
                                       $ 64,704,000          $ 68,187,000
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


Liquidity and Capital Resources
-------------------------------
         At September 30, 2000, the Company had working capital of $78.0 million compared to $91.9 million at December 31, 1999.

         Net cash provided by operating activities was $17.3 million for the nine months ended September 30, 2000 compared to $26.2 million for the same period in 1999. The change was primarily due to a $14.2 million decrease in net income.

         Cash used in investing activities was $11.9 million for the nine months ended September 30, 2000 compared to $4.3 million for the comparable period last year. The change was due to a $4.6 million increase in capital expenditures primarily related to the new towables plant under construction at the Perris, California facility in the current year, and to a $2.9 million distribution in respect of the liquidation of the Company's limited partnership interest in Dune Jet Services, L.P. received by the Company in March 1999.

         Cash used in financing activities was $15.2 million for the nine months ended September 30, 2000 compared to $0.9 million for the comparable period last year. The difference was primarily the result of the $15.3 million spent by the Company in its stock repurchase program for the repurchase of 932,900 shares in the first quarter of 2000.

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

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

Results of Operations
---------------------
         Net sales of $86.7 million for the quarter ended September 30, 2000 represent a decrease of $22.3 million or 20.5% from the same quarter last year. For the nine months ended September 30, 2000, net sales of $266.4 million represent a decrease of $50.8 million, or 16.0% compared to the same period last year.

         Wholesale shipments of the Company's gas motorhome products were down 39% from 630 units for the third quarter last year to 382 units this year. Shipments of the Company's motorhomes built on diesel chassis declined just 3% to 356 units for the third quarter compared to 367 last year--reflecting an industry-wide trend favoring the higher-priced diesel units. Accordingly, while total motorhome unit sales declined 26%, revenues from such sales were down 21%. Class "A" motorhome sales continue to represent approximately 95% of the Company's revenue.

         Unit sales of the Company's towable products increased 68% to 129 units from 77 units for the third quarter last year. The increase is the result of the introduction of the Company's first entry-level towable products as well as an increase in shipments of fifth-wheel products. Revenues from towable sales increased 33% for the third quarter over the same quarter last year.

         For the nine months ended September 30, 2000, the Company shipped 1,021 coaches on diesel chassis, 22 fewer than last year. The unit decrease was offset by an increase in the average price of diesel products of 2% to $165,814, resulting in unchanged net sales from diesel products for the nine months. Unit shipments of the Company's gas products decreased by 770 to 1,252 due to lower retail demand. The average price of gas motorhomes also increased 2% to $67,200. Revenue from the sale of gas units decreased 37%. Unit sales of the Company's towable products increased 20% to 360 units compared to 300 units in the first nine months of 1999. The average price of these units decreased 1% to $35,900, due to the introduction of the entry-level towable products. The average price of towable sales will continue to decline as more entry-level products are introduced.

         In addition to the reduction in total unit shipments for the quarter and nine months ended September 30, 2000, continued product discounting also unfavorably impacted net sales.

         Cost of goods sold for the quarter ended September 30, 2000 decreased to $76.5 million, a 14.4% decrease from the comparable quarter last year. The decrease was due to the decrease in sales, partially offset by a one-time charge to warranty expense of $900,000 related to voluntary recalls initiated by the Company's Country Coach subsidiary to replace tires and wheels on approximately 85 units.

NATIONAL R.V. HOLDINGS, INC.

PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS (Continued)

         Cost of goods sold for the first nine months of 2000 decreased by $30.8 million to $232.7 million, or 11.7% compared to the same period in 1999. The decrease was the result of reduced sales partially offset by $1.9 million in one-time charges to warranty expense resulting from a voluntary offer by the Company to correct a weight distribution issue earlier in the year as well as the tire and wheel issues referred to above. As a result of the discounting indicated above, a sales rebate program carried out during the second quarter, as well as the $1.9 million in warranty charges, the gross profit margin decreased to 12.7% for the nine-month period as compared to 16.9% for the same period last year.

         Selling expenses for the three months ended September 30, 2000 increased to $3.7 million or 19.2% from the same period last year. For the nine months ended September 30, 2000, selling expenses increased to $10.2 million or 21.1% compared to last year. The increase for the three and nine month periods was due to increased wholesale and retail sales incentives and the Company's increased presence at industry shows and rallies. As a percentage of net sales, selling expenses increased to 3.8%, from 2.6% for the same period last year.

         General and administrative expenses for the three months ended September 30, 2000 increased to $2.0 million or 24.0% from the same quarter last year. For the nine months ended September 30, 2000, general and administrative expenses increased to $6.9 million or 28.6% from last year. The increase was primarily due to higher compensation, increased headcount, and administrative and technology costs. As a percentage of net sales, general and administrative expenses increased to 2.6% from 1.7% for the same nine-month period last year. This is due to the fact that many of the general and administrative expenses are fixed in nature and as sales decrease, these expenses increase as a percentage of sales.

         Other income for the three and nine months ended September 30, 2000 decreased to $0.1 million and $0.6 million, from $0.4 million and $1.3 million, respectively, for the same periods last year. The decreases are due primarily to the fact that last year included a gain on the liquidation of the Dune Jet Services, LP as indicated above. In addition, lower average invested cash balances resulted in reduced interest income.

         Provision for income taxes for the three and nine months ended September 30, 2000 decreased to $1.8 million and $6.5 million, respectively. The effective tax rate for the nine months ended September 30, 2000 was 38.4% compared to 39.9% for the same period last year. The decrease in the effective tax rate was due to a benefit arising from usage of a capital loss carryover.

         As a result, net income for the second quarter of 2000 decreased to $2.7 million, 3.2% of net sales, compared to $9.0 million, or 8.3% of net sales, for the same period last year. Net income for the first nine months of 2000 decreased to $10.4 million, or 3.9% of net sales, compared to $24.6 million, or 7.8% of net sales, for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Information about market risks for the nine months ended September 30, 2000 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                  NATIONAL R.V. HOLDINGS, INC.
                                                          (Registrant)

         Date: November 8, 2000                 By /s/ BRADLEY C. ALBRECHTSEN
                                                -----------------------------
                                                     Bradley C. Albrechtsen
                                              Chief Financial Officer (Principal
                                                Accounting and Finance Officer)

                                  Exhibit 99.1

Factors that May Affect Future Operating Results and Financial Condition
------------------------------------------------------------------------
POTENTIAL FLUCTUATIONS IN OPERATING RESULTS The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its High-Line Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

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

GOVERNMENT REGULATION The Company is subject to federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components which have been promulgated thereunder by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles which contain certain hazards or defects. The Company has from time to time instituted voluntary recalls of certain motorhome units, none of which has had a material adverse effect on the Company. Future recalls of the Company's vehicles, voluntary or involuntary, however, could have a material adverse effect on the Company. The Company is also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws."

Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. As a result of these restrictions, certain models of motorhomes manufactured by the Company's Country Coach subsidiary may not be legally operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Enforcement of these laws and related customer complaints to date has been limited. The Company is unable to predict reliably the extent of future enforcement of these laws, the extent future enforcement might lead to customer complaints, or the extent to which Country Coach may choose or be required to provide some customer remedy, such as repurchasing or exchanging motorhomes, as a result of such complaints. If current enforcement efforts and related complaints were to increase significantly from their current levels, the cost of resolving such complaints, particularly should the resolution of complaints require repurchasing, refurbishing, and reselling of motorhomes, could have a material financial effect on the Company.

Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the Company to comply with these present or future laws or regulations could result in fines imposed on the Company, civil and criminal liability, or suspension of operations, any of which could have a material adverse effect on the Company.

The Company's manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated thereunder will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, civil and criminal liability, suspension of operations, alterations to the manufacturing process or costly cleanup or capital expenditures.

WARRANTY CLAIMS AND PRODUCT LIABILITY The Company is subject to warranty claims in the ordinary course of its business. Although the Company maintains reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding the Company's current warranty expense levels could have a material adverse effect on the Company's results of operations and financial condition.

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