Form 10-K
period 2000-12-31
NATIONAL RV HOLDINGS INC
filed 2001-04-02
CIK 910655

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED); OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the year ended December 31, 2000
    Commission file number 0-22268

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

                                            Yes X               No___
                                                --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 27, 2001 was approximately $64,860,000.

The number of shares outstanding of the Registrant's common stock, as of March 27, 2001, was 10,595,536.

Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS


PART I........................................................................3
  Item 1.  Business of the Registrant.........................................3
  Item 2.  Properties........................................................14
  Item 3.  Legal Proceedings.................................................15
  Item 4.  Submission of Matters to a Vote of Security Holders...............15

PART II......................................................................16
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters............................................................16
  Item 6. Selected Financial Data............................................17
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................18
  Item 7A.Quantitative and Qualitative Disclosures About Market Risk.........23
  Item 8. Financial Statements and Supplementary Data........................23
  Item 9. Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...............................................23

PART III.....................................................................24
  Item 10. Directors and Officers of the Registrant..........................24
  Item 11. Executive Compensation............................................24
  Item 12. Security Ownership of Certain Beneficial Owners and Management....24
  Item 13. Certain Relationships and Related Party Transactions..............24

PART IV......................................................................25
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...25
  SIGNATURES.................................................................26

                                     PART I

Item 1.  Business of the Registrant

General

     National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. From its Perris, California facility, the Company designs, manufactures and markets National R.V., Inc. ("NRV") Class "A" motor homes under brand names including Tradewinds, Dolphin, Tropi-Cal, Sea Breeze, Marlin, Islander, Sea View, Surf Side, and Caribbean, and travel trailers under brand names including Sea Breeze, Palisades, Splash and Rage'n. From its Junction City facility, the Company designs, manufactures and markets Country Coach, Inc. ("CCI") high-end (Highline) Class "A" motorhomes and bus conversions under brand names including Affinity, Allure, Intrigue and Magna. The Company, which began manufacturing recreational vehicles ("RVs") in 1964, is the fifth largest domestic manufacturer of Class A motorhomes and sells its motorhomes through a network of approximately 230 dealer locations in 38 states and Canada.

     The Company was incorporated in Delaware in 1988. NRV's predecessor was organized in 1963. CCI's predecessor was organized in 1973. As used herein, the term "Company" refers to National R.V. Holdings, Inc., NRV and CCI unless the context otherwise requires.

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

     Motorhomes: Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver's area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into A, B and C classes. Class A motorhomes are constructed on a medium-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes generally range from $40,000 to $200,000. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $200,000 to $1,000,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.

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


Trends and Demographics

     According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 2000 decreased 6.6% to 300,100 from 321,200 in 1999. The aggregate wholesale value of these 2000 shipments was approximately $7.6 billion, with Class A motorhomes comprising $3.9 billion or 51% of the total and travel trailers comprising $2.7 billion or 36% of the total. Unit shipments of Class A motorhomes in 2000 decreased 17.0% to 41,000 from 49,400 in 1999. The average wholesale price of Class A motorhomes increased 5.7% in 2000 to $94,003 from $88,962 in 1999. Unit shipments of travel trailers decreased 0.7% in 2000 to 176,800 from 178,000 in 1999. The average wholesale price of conventional travel trailers increased 2.4% in 2000 to $11,763 from $11,488 in 1999, while the average wholesale price of fifth-wheel travel trailers decreased 6.2% to $19,032 in 2000 from $20,284 in 1999.

         While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has undergone a consolidation. Between 1992 and 2000, the number of Class A motorhome manufacturers declined from 45 to 29. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 82.5% to 90.6%.

         RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a University of Michigan study, approximately 8.6 million households (or 9.8% of all households) in the United States owned RVs in 1997, up from 8.2 million in 1993, 7.7 million in 1988 and
5.8 million in 1980. In addition, the study indicated that 67% of all current RV owners and 25% of all former RV owners plan to purchase another RV in the future. This study further indicated that 65% of RVs purchased are used (RVIA and market share statistics reflect new product sales only) with more than 34% of these used RVs older than 15 years. The eventual scrappage of these older units is expected to result in an increasing proportion of new product sales over the next ten years.
                                       4

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

Business Development and Strategy

         The Company's business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company's position as one of the nation's leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and exploiting recognition of the Company's brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers;
(iii) expanding its manufacturing capacity and continuing to utilize vertically integrated manufacturing processes; and (iv) capitalizing on the Company's reputation to expand its presence in the Highline market.

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

         Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers seventeen distinct lines of RVs, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $10,000 to $1,200,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.
                                       5

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

         Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 2000, the Company was the third largest manufacturer of Highline motorhomes, with approximately 16.4% of this market, up from 15.6% in 1999. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products and expanding its production capacity in order to target the market's growing population and satisfy the desire of many current RV owners to purchase more upscale vehicles.


Business

Products

         The Company's product strategy is to offer the highest value RVs across a wide range of retail prices to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. National RV currently manufactures Class A motorhomes under Islander, Tradewinds, Marlin, Caribbean, Tropi-Cal, Dolphin, Sea Breeze, Sea View and Surf Side brand names and travel trailers under the Sea Breeze, Palisades, Splash, and Rage'n brand names. Country Coach currently manufactures Highline motorhomes under the Affinity, Magna, Intrigue and Allure brand names and bus conversions under the Country Coach Prevost Conversion brand name.

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

         Country Coach Prevost XLII Conversion. This completely customized bus, billed as the ultimate in mobile livability, is built on the 40' and 45' LeMirage XLII Prevost chassis. Fully custom interiors are equalled by multi-color custom exterior graphics with clear coat. The coach offers computerized touch pad switching, computerized air leveling, a voice synthesized monitoring system, a sophisticated Infotronics control system, and a 42" big screen that folds neatly away into the ceiling when not in use. Slide room floorplans expand the interior livability factor even more. Suggested retail prices for the XLII start at $715,000. The Country Coach Prevost Conversion was introduced in 1979.
                                       6

         Affinity. The 40' and 42' Affinity is powered by the Caterpillar 455 hp engine (or optional 505 hp) teamed with Allison's 4000MH transmission. This engine has a mighty 1550 lbs of torque ripping out of its cylinders. Built on the DynoMax chassis, the all fiberglass coach has a longer wheelbase (which equates to enhanced driveability), shorter front and rear overhang and a low center of gravity. Exterior color combinations (or select your own custom colors) and custom graphic packages ensure a one-of-a-kind type exterior. An interducted triple roof air system, a 12.5kw diesel generator on roll-out tray, voice synthesized monitoring system, and over-the-road air conditioning are among the many special features. Six color coordinated interior packages (or completely customize) and floor plan combinations which include single and dual slide out options offer carte blanche for personalization. Suggested retail prices for the Affinity start at $447,000. The Affinity was introduced in 1991.

         Magna. Available in 36' and 40' lengths, this wide-body motorcoach is built on the DynoMax chassis and is powered by the Caterpillar C10 385HP diesel engine teamed with Allison's 3000MH transmission. Six designer coordinated interior packages (buyers may also modify a standard scheme or completely customize) complement the fiberglass exterior with custom graphics packages. Floor plan combinations include non-slide, single and double slide room offerings. A voice synthesized monitoring system, over-the-road air conditioning, an interducted roof air system, and a diesel generator on a convenient roll-out tray are among the special features. Suggested retail prices for the Magna start at $331,700.

         Intrigue. Built on the DynoMax chassis, the Intrigue is available in 32', 36' and 40' lengths. The widebody diesel pusher is powered by the Cummins 330 or optional 350 or 370 horsepower engine teamed with Allison's 3000MH transmission. The fiberglass exterior with its one-piece fiberglass roof cap features painted exterior graphics with complete clear coat protection. Custom crafted cabinetry in a choice of natural hardwoods combine with three color coordinated interior packages. Non-slide, single and dual slide out editions afford maximized living space. Suggested retail prices for the Intrigue start at $218,100. The Intrigue was introduced in 1994.

         Allure. Available in 32', 36' and 40' lengths, this widebody diesel pusher motorcoach is built on the DynoMax chassis. It is powered by the Cummins 330 horsepower engine teamed with Allison's 3000 MH transmission. The fiberglass exterior with a one-piece fiberglass roof cap, painted graphics with clear coat and bus-style aerodynamics is complemented by three designer coordinated interior packages and floor plan combinations which include non-slide, single slide and dual slide arrangements. Suggested retail prices for the Allure start at $194,700. The Allure was introduced in 1995.

         Islander. The Islander is a luxury, bus-style diesel pusher built on a semi-monocoque chassis manufactured by CCI. Available in two 40' floorplans, the Islander features large double slide rooms that add approximately 45 square feet of additional living space. Suggested retail prices for the Islander start at $215,000. The Islander product debuted in 1999.
                                       7

         Tradewinds LTC. The Tradewinds LTC is available in three floorplans on a diesel-powered chassis. The Tradewinds LTC (Luxury Touring Class) features an extensively upgraded diesel chassis from its sister product, the Tradewinds. These upgrades include a more powerful engine, greater storage space and independent front suspension. Each model is a full-basement wide-body, bus-style motorhome. All models have automatic double slide-out features that expand the interior of the motorhome to add additional living space. Models are produced in 36-39 foot lengths and are available with a choice of oak, walnut or maple interiors. Suggested retail prices for the LTC start at $177,000. The Tradewinds LTC was introduced in 2000.

         Tradewinds. The Tradewinds is available in five floorplans on a diesel-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhomes and add approximately 36 square feet of additional living space. Models are produced in 35-38 foot lengths and are available with a choice of oak or walnut interiors. Suggested retail prices for the Tradewinds start at $152,000. The Tradewinds was introduced in 1997.

         Marlin. The Marlin is available in three floorplans on a diesel-powered chassis. The Marlin features an extensively upgraded diesel chassis when compared to other products in its price range. These upgrades include a raised rail chassis and independent front suspension. Each model is a full-basement wide-body, bus-style motorhome. All models have automatic slide-out features that expand the interior of the motorhomes to add additional living space. Models are produced in 35-39 foot lengths and are available with a choice of oak or maple interiors. Suggested retail prices for the Marlin start at $139,000. The Marlin was introduced in 2000.

         Caribbean. The Caribbean is a compact, luxury, bus-style, diesel pusher that represents a newer market segment that has emerged. Featuring one floorplan of 34 feet in length with a slide-out room, the Caribbean is designed to appeal to consumers looking for a luxury product that is easier to drive and handle than conventional luxury bus-style products. Suggested retail prices for the Caribbean start at $138,000. The Caribbean was introduced in 1999.

         Tropi-Cal. The Tropi-Cal is a wide-body bus-style motorhome outfitted similar to the Dolphin with certain distinct features, exterior styling and floorplans. The Tropi-Cal is available in seven floorplans on a gas-powered chassis and produced in 33 to 37 foot lengths. All models have an automatic slide-out feature that expands the interior of the motorhome and adds approximately 36 square feet of additional living space. Suggested retail prices for the Tropi-Cal $101,000. The Tropi-Cal was introduced in 1993.

         Dolphin. The Dolphin is available in eight floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhomes and add approximately 36 square feet of additional living space. The Dolphin models are produced in 33 to 37 foot lengths. Suggested retail prices start at $95,000. The Class A Dolphin motorhome was introduced in 1985.
                                       8

         Sea View. The Sea View is available in five floorplans on a gas-powered chassis. These models are full-basement wide-body, bus-style motorhomes. All models have automatic slide-out features that expand the interior of the motorhomes and add approximately 36 square feet of additional living space. The Sea View models are produced in 31 to 34 foot lengths. Suggested retail prices start at $85,000. The Sea View was introduced in 1997.

         Sea Breeze. The Sea Breeze is a moderately priced, bus-style motorhome, built on a gas-powered chassis. The Sea Breeze is a low profile motorhome, offering partial basement storage. The Sea Breeze features Corian(R) countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze features four floorplans between 30 and 34 feet in length. Suggested retail prices start at $72,000. The Class A Sea Breeze product was introduced in 1992.

         Surf Side. The Surf Side is available in three floorplans on a gas-powered chassis. This full-basement wide-body, bus-style motorhome is offered in 30 and 31 foot lengths. Suggested retail prices start at $68,000. The Surf Side was introduced in 1999.

         Palisades Fifth-Wheel Travel Trailer. The Palisades fifth-wheel travel trailer comes in five, triple-slide floorplans ranging from 32 to 37 feet in length. All floorplans feature standard dark walnut interiors, and many other amenities. Suggested retail prices start at $58,000. The Palisades was introduced in 1999.

         Sea Breeze Fifth-Wheel Travel Trailer. The Sea Breeze fifth-wheel travel trailer comes in five floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 30 to 37 foot lengths. Suggested retail prices start at $45,000. The Sea Breeze fifth-wheel trailer was introduced in 1995.

         Rage'n Travel Trailer. The Rage'n is a ramp travel trailer with both conventional and fifth-wheel floorplans and contains cargo capacity for hauling ATVs or small watercraft. Suggested retail prices for the Rage'n start at $18,000. The product was introduced in 2000.

         Splash Travel Trailer. The Splash is an entry-level travel trailer with both conventional and fifth-wheel floorplans. When complete, it will be available in approximately 20 floorplans. Suggested retail prices for the Splash start at $11,000. The product line debuted in October of 2000.

Planned Product Introductions

         During 2001, the Company plans to continue to introduce new floorplans in its existing products as well as additional new towable brands to round out its offering of towable products.

Distribution and Marketing

         The Company markets NRV products through a network of 170 class A and approximately 55 towable dealer locations in 38 states and Canada. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 22 dealer locations. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required and the tendency of Highline customers to make destination-type purchases. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has demonstrated high standards for service.

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

         Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and if the "floor plan" lender has repossessed the unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 2000, the Company's contingent liability under these agreements was approximately $99.3 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.
                                       10

         Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the deferral of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

Manufacturing Facilities and Production

         The Company owns and operates manufacturing facilities in Perris, California, and Junction City, Oregon. In January 2001, NRV completed the acquisition of a 15-bay service and parts distribution center in Lakeland, Florida. NRV products are designed and manufactured in facilities encompassing 610,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 386,000 square feet located on approximately 56 acres in Junction City. The Company also owns 12 acres of undeveloped land in Florida, which is currently being marketed for sale.

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

         The Company purchases the principal raw materials and certain other components used in the production of its RVs from third parties. Other than the chassis, these components and raw materials typically have short delivery lead times. With the exception of the chassis, these materials, including plywood, lumber and plastic, are generally available from numerous sources, and the Company has not experienced any significant shortages of raw materials or components.
                                       11

Product Development

         The Company utilizes research and development staff who concentrate on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps and storage doors, are produced and tested. Upon completion and acceptance of the prototypes, the new products or components are integrated into the production process. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Research and development expenses were $5,973,000 $4,087,000, and $3,050,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


Arrangements with Chassis Suppliers

         The Company's NRV subsidiary purchases gasoline-powered chassis' that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis' from Freightliner Custom Chassis Corporation, Spartan Motor Corporation, and from CCI. The Company's CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Prevost Conversions, which utilize a Prevost bus shell. The Company takes advantage of cash discounts, for payment upon delivery, which are generally provided for in the purchase agreements with these manufacturers. Such agreements generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time experiences short-term shortages of chassis.

Backlog

         The Company's backlog of orders was $62.3 million as of February 28, 2001 and $64.0 million as of February 29, 2000. All backlog orders are subject to cancellation or postponement. To the extent not canceled or postponed, the Company expects that its backlog as of February 28, 2001 will be filled within 60-90 days.

Competition

         The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 52.7% and 51.8% of total retail units sold in the Class A motorhome market during 2000 and 1999, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product sales increased from 1.9% in 1992 to 3.4% in 1993, 4.0% in 1994, 4.2% in 1995, 6.1% in 1996, 7.8% in 1997, 8.2% in 1998, 8.2% in 1999, and decreased to
7.4% in 2000.
                                       12

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

         Federal and state authorities have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect the business and operations of the Company. California environmental emission regulations limit the amount of fiberglass production that the Company may fabricate. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards. The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), which regulates workplace health and safety. Representatives of OSHA and the RVIA periodically inspect the Company's plant.
                                       13

Product Warranty

         The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company's warranties are chassis manufactured by third parties and certain other specified components that are warranted by the Company's suppliers of these items. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty period covers the lesser of one year or 18,000 miles. The Company's warranty reserve was $9.9 million at December 31, 2000, which the Company believes is sufficient to cover warranty claims.

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

Employees

         As of February 28, 2001, the Company employed a total of 1,969 people, of which 1,777 were involved in manufacturing, 42 in administration, 79 in research and development and 71 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2. Properties

         The Company owns and operates manufacturing facilities in Perris, California, and Junction City, Oregon. In January 2001, NRV completed the acquisition of a 15-bay service and parts distribution center in Lakeland, Florida. NRV products are designed and manufactured in facilities encompassing 610,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 386,000 square feet located on approximately 56 acres in Junction City. A portion of CCI's facilities representing 276,000 square feet is being leased under an agreement expiring in October 2005 (renewable in two separate five-year increments at fair market values). Construction plans on an additional 150,000 square foot manufacturing building at the Junction City facility are being developed, but no actual date is currently set for construction to begin. The Company also owns 12 acres of undeveloped land in Florida, which is currently being marketed for sale.

         The Company believes that present facilities are well maintained and in good condition. The plants are currently operating at approximately 60% capacity.

Item 3.  Legal Proceedings

         The Company is invloved in litigation and claims arising in the ordinary course of business. The Company believes that these matters will not have a material adverse effect on the Company's financial position or results of operations.


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

                2000                                High             Low
                ----                                ----             ---
         First Quarter                           $ 19.63           $ 12.63
         Second Quarter                            16.31              8.13
         Third Quarter                             10.75              8.00
         Fourth Quarter                            11.69              7.75

                1999                                High             Low
                ----                                ----             ---
         First Quarter                           $ 26.88           $ 20.56
         Second Quarter                            29.50             21.88
         Third Quarter                             27.31             19.13
         Fourth Quarter                            21.25             16.25

         On March 27, 2001, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $8.50 per share. As of March 27, 2001, there were approximately 81 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

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

Item 6.  Selected Financial Data

         The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 1998, 1999 and 2000 and the selected balance sheet data as of December 31, 1999 and 2000 are derived from the Company's audited consolidated financial statements that are included elsewhere herein. The selected income statement data for the year ended December 31, 1996 and 1997 along with the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from the audited consolidated financial statements of the Company which are not included herein.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                (In thousands, except per share and unit amounts)

                                                 December 31,
                           -----------------------------------------------------
                            2000        1999        1998       1997     1996 (1)
                           ------      ------      ------     ------    --------
Operations Data:
Net sales .............  $ 348,846  $  419,421  $  360,326  $ 285,951 $  137,101
Cost of sales .........    308,216     348,592     302,098    245,763    118,643
  Gross profit ........     40,630      70,829      58,228     40,188     18,458
Selling expenses ......     14,111      11,437      11,154      9,518      4,209
General and admin-
  istrative expenses ..      9,138       7,214       6,586      5,649      2,899
Amortization of
  intangibles .........        413         413         413        413         80
  Operating income ....     16,968      51,765      40,075     24,608     11,270
Interest (income)
  expense, net ........     (1,200)     (1,379)       (280)       222        111
Other financing
  related costs .......        --          --          213        113        149
Loss (gain) on
  disposal of land
  and equipment .......        135        (432)       --         --         --
  Income before income
  taxes and cumulative
  effect of change
  in accounting
  method ..............     18,033      53,576      40,142     24,273     11,010
Provision for income
  taxes ...............      6,864      20,625      16,033      9,767      4,405
  Net income before
   cumulative effect
   of change in
   accounting method ..     11,169      32,951      24,109     14,506      6,605
Cumulative effect of
  change in accounting
  method ..............     (1,213)       --          --         --         --
  Net income ..........  $   9,956   $  32,951   $  24,109   $ 14,506   $  6,605

Basic earnings per common
 share:
  Income before
   extraordinary
   items ..............  $    1.14   $    3.16   $    2.35  $   1.55    $   0.92
  Cumulative effect
   of change in
   accounting method ..      (0.12)       --          --         --         --
    Net income ........  $    1.02   $    3.16   $    2.35  $   1.55    $   0.92
Diluted earnings per common
 share:
  Income before
   extraordinary
   items ..............  $    1.11   $    2.95   $    2.11  $   1.40    $   0.84
  Cumulative effect
   of change in
   accounting method ..      (0.12)       --          --         --         --
    Net income ........  $    0.99   $    2.95   $    2.11  $   1.40    $   0.84

Weighted average number of
 common shares outstanding:
  Basic ...............      9,743      10,430      10,263      9,365      7,190
  Diluted .............     10,086      11,178      11,423     10,390      7,887

Other Data:
Class A units sold ....      2,852       3,951       3,652      3,039      2,042
Travel Trailers sold ..        553         431         410        258        210

Balance Sheet Data:
Total assets ..........  $ 155,674  $  159,214  $  117,739  $  87,204  $  68,050
Working capital .......     76,063      91,916      63,480     39,271     29,553
Long-term debt ........         64          84       1,700      6,703      7,272
Stockholders' equity ..    125,293     130,566      94,489     60,958     45,532
Pro forma amounts assuming
  new revenue recognition
  principle is applied
  retroactively:
  Net income ..........  $  11,169  $   32,492  $   23,810  $ 14,368   $   6,646
  Basic earnings per
   common share .......  $    1.14  $     3.12  $     2.32  $   1.53   $    0.92
  Diluted earnings
   per common share ...  $    1.11  $     2.91  $     2.08  $   1.38   $    0.84

(1) Reflects the acquisition of Country Coach in November of 1996

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

Results of Operations

         The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statement of Income:

                                                 Percentage of Net Sales
                                                 Years Ended December 31,
                                               ----------------------------
                                                 2000      1999      1998
                                               --------  --------  --------
Net sales ..................................     100.0%    100.0%    100.0%
Cost of sales ..............................      88.4      83.1      83.8
                                                 -----     -----     -----
Gross profit ...............................      11.6      16.9      16.2
Selling ....................................       4.0       2.8       3.1
General and administrative .................       2.6       1.7       1.9
Amortization of intangibles ................       0.1       0.1       0.1
                                                 -----     -----     -----
Operating income ...........................       4.9      12.3      11.1
Interest (income) expense, net .............      (0.3)     (0.3)     (0.1)
Other ......................................       0.0      (0.2)      0.1
                                                 -----     -----     -----
Income before income taxes and cumulative
effect of change in accounting method ......       5.2      12.8      11.1
Provision for income taxes .................       2.0       4.9       4.4
                                                 -----     -----     -----
Income before cumulative effect of change in
accounting method ..........................       3.2       7.9       6.7
Cumulative effect of change in accounting
method .....................................      (0.3)   --        --
                                                 -----     -----     -----
Net income .................................       2.9       7.9       6.7
                                                 -----     -----     -----

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Net sales in 2000 decreased by $70.6 million to $348.8 million, or 16.8%, from $419.4 million in 1999. The decline in sales reflects an industry-wide slowdown in consumer demand for recreational vehicles. NRV's sales of Class A motorhomes decreased 1,054 units, or 32%, in 2000 to 2,281 units compared to 3,333 units in 1999, and the average sales price increased 7% reflecting a shift in demand to higher-priced motorhomes with slide-out rooms and more diesel-pusher motorhome sales. CCI's unit sales decreased 47 units, or 8%, in 2000 to 571 units compared to 618 units in 1999, while the average price of these units increased just 1%. Sales of travel trailers increased 123 units, or 29%, in 2000 to 553 units compared to 431 units in 1999, while the average sales price of these travel trailers decreased 20%. The increase in unit sales and decrease in average price reflects NRV's entry into the entry-level towable market in 2000.
                                       18

         Cost of goods sold in 2000 decreased by $40.4 million to $308.2 million, or 11.6%, from $348.6 million in 1999 resulting primarily from decreased net sales. Gross profit margin was 11.6% in 2000 compared to 16.9% in 1999. The decrease was primarily due to a high discounts and rebates as manufacturers and dealers endeavored to adjust inventory levels to lower levels of sales, and to manufacturing inefficiencies attributable to operating at reduced production levels.

         Selling expenses in 2000 increased by $2.7 million to $14.1 million, or 23%, from $11.4 million in 1999 primarily due to the increased promotional costs. As a percentage of net sales, selling expenses increased to 4.0% in 2000 from 2.8% in 1999.

         General and administrative expenses in 2000 increased by $1.9 million to $9.1 million, or 27%, from $7.2 million in 1999. The increase was primarily due to an increase in administrative and technology costs. As a percentage of net sales, general and administrative expenses increased to 2.6% in 2000 from 1.7% in 1999.

         Amortization of intangibles was $0.4 million in 2000 and 1999.

         As a result of the foregoing, operating income in 2000 decreased by $34.8 million, or 67.2%, to $17.0 million from $51.8 million in 1999. As a percentage of net sales, operating income decreased to 4.9% in 2000 from 12.3% in 1999.

         Other income, which includes net interest income and other financing related costs, decreased by $0.7 million to $1.1 million in 2000 from $1.8 million in 1999.

         Provision for income taxes in 2000 and 1999 was $6.9 million and $20.6 million, respectively, representing a $13.7 million decrease. The effective tax rate in 2000 was 38.1% compared to 38.5% in 1999.

         The Company recorded a one-time adjustment for the cumulative effect of change in accounting method on prior years' earnings related to the timing of revenue recognition. The impact of this adjustment on 2000 earnings was $1.2 million.

         Based on the above, net income decreased $23.0 million, or 69.8%, to $9.7 million from $33.0 million in 1999. As a percentage of net sales, net income decreased to 2.9% from 7.9% in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Net sales in 1999 increased by $59.1 million to $419.4 million, or 16.4%, from $360.3 million in 1998. NRV's sales of Class A motorhomes increased 236 units, or 7.6%, in 1999 to 3,333 units compared to 3,097 units in 1998, and the average sales price increased 5.5% reflecting strong demand for higher-priced motorhomes with slide-out rooms and more diesel-pusher motorhome sales. CCI's unit sales increased 63 units, or 11.4%, in 1999 to 618 units compared to 555 units in 1998. Sales of fifth-wheel travel trailers increased 21 units, or 5.1%, in 1999 to 431 units compared to 410 units in 1998.
                                       19

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

Liquidity and Capital Resources

         During 2000, the Company financed its operations primarily through its existing cash and income from operations. At December 31, 2000, the Company had working capital of $76.1 million compared to $91.9 million at December 31, 1999. This decrease of $15.8 million was primarily due to a $3.6 million decrease in cash, $7.4 million decrease in accounts receivable, and a $4.5 million increase in inventory, partially offset by a $1.4 million increase in accounts payable. Net cash provided by operating activities was $26.3 million for the year ended December 31, 2000.

         During the year ended December 31, 2000, net cash used in investing activities was $14.7 million related almost entirely to capital expenditures, with approximately $10 million of the total relating to the new travel trailer manufacturing plant and the new parts and service center in Perris, California.

         During the twelve months ended December 31, 2000, net cash used in financing activities was $15.2 million due to the $15.3 million purchase of treasury stock.

         As of December 31, 2000, the Company had short-term debt of $20,000 and long-term debt of $64,000.

         The Company has a revolving credit facility of $40 million with Bank of America National Trust and Savings Association expiring May 31, 2001. The revolving credit facility is available for general corporate and working capital needs and capital expenditures. A separate term facility of $20 million exists for acquisitions. Amounts borrowed under the term facility reduce the amount available under the revolving credit facility. Amounts borrowed under the credit facilities bear interest at the bank's reference rate or at a LIBOR-based rate plus an applicable amount. The facilities contain, among other provisions, certain financial covenants, including net worth and debt ratios. At December 31, 2000, no amounts were outstanding under these revolving credit facilities. The above credit facilities with Bank of America expire on April 1, 2000; however, the Company has entered into an agreement to extend the revolving credit facility of $20 million through June 1, 2001.

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

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact on the Company's consolidated financial statements, as the Company holds no derivatives.

Forward Looking Statements

Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the Company's dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; product liability; dependence on certain dealers and concentration of dealers in certain regions; and the California energy crisis. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in Exhibit 99.1 hereto. Additional information concerning risks and uncertainties may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable

                                    PART III


Item 10.  Directors and Officers of the Registrant.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

Item 11.  Executive Compensation

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Party Transactions.

         The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000, which information is incorporated herein by reference.

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  List of Documents filed as part of this Report

         1. Financial Statements:
            Report of Independent Accountants...............................27
            Consolidated Balance Sheets.....................................28
            Consolidated Statements of Income...............................29
            Consolidated Statements of Cash Flows...........................30
            Consolidated Statements of Stockholders' Equity.................31
            Notes to Consolidated Financial Statements......................32

         2. Financial Statement Schedules
            Schedule II - Valuation and Qualifying Accounts.................41

         3. Exhibits
            (a)  Exhibit Index..............................................42
            (b)  Reports on Form 8-K:  None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               NATIONAL R.V. HOLDINGS, INC.

Dated: March 27, 2001                       By  /s/ Wayne M. Mertes
                                              --------------------------------
                                                    Wayne M. Mertes,
                                                    President and
                                                    Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity in Which Signed            Date

/s/ Gary N. Siegler               Chairman of the Board           March 27, 2001
--------------------------          and Co-Chief Executive
     Gary N. Siegler                Officer

/s/ Wayne M. Mertes               Co-Chief Executive Officer,     March 27, 2001
--------------------------          President and Director
     Wayne M. Mertes                (Principal Executive Officer)

/s/ Robert B. Lee                 Director and Co-Chief           March 27, 2001
--------------------------          Executive Officer
     Robert B. Lee

/s/ Bradley C. Albrechtsen        Chief Financial Officer         March 27, 2001
--------------------------          (Principal Accounting and
     Bradley C. Albrechtsen         Financial Officer)

/s/ Stephen M. Davis              Director and Secretary          March 27, 2001
--------------------------
     Stephen M. Davis

/s/ Neil H. Koffler               Director                        March 27, 2001
--------------------------
     Neil H. Koffler

/s/ Doy B. Henley                 Director                        March 27, 2001
--------------------------
     Doy B. Henley

/s/ Greg McCaffery                Director                        March 27, 2001
--------------------------
     Greg McCaffery

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

In our opinion, the consolidated financial statements and financial statement schedule listed in the index appearing under Item 14(a)(1) on page 25 present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed its method of recording sales revenue for the year 2000.


/s/ PricewaterhouseCoopers


Los Angeles, CA
February 2, 2001

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(in thousands)


                                                               December 31,
                                                           2000          1999
                                                         ---------    ----------
                                 ASSETS
Current assets:
    Cash and cash equivalents ........................   $  16,696    $  20,301
    Receivables, less allowance for doubtful
      accounts ($321 and $199, respectively) .........      15,109       22,473
    Inventories ......................................      63,639       68,187
    Deferred income taxes ............................       6,035        5,610
    Prepaid expenses .................................       2,100        1,439
                                                         ---------    ---------
      Total current assets ...........................     103,579      118,010

Goodwill, net ........................................       6,539        6,952
Property, plant and equipment, net ...................      44,460       33,167
Other ................................................       1,096        1,085
                                                         ---------    ---------
                                                         $ 155,674    $ 159,214
                                                         =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt ................   $      20    $      20
    Accounts payable .................................      12,550       11,166
    Accrued expenses .................................      14,946       14,908
                                                         ---------    ---------
      Total current liabilities ......................      27,516       26,094
Deferred income taxes ................................       2,801        2,470
Long-term debt .......................................          64           84
Commitments and contingencies
Stockholders' equity:
    Preferred Stock, $.01 par value, 5 shares
      authorized, 4 issued and outstanding ...........        --          --
    Common Stock, $.01 par value, 25,000 shares
      authorized, 10,596 and 10,589 issued and
      outstanding, respectively.......................         106          106
    Additional paid-in capital .......................      47,800       47,768
    Retained earnings ................................      92,648       82,692
    Less cost of treasury stock - 933 shares .........     (15,261)       --
                                                         ---------    ---------
      Total stockholders' equity .....................     125,293      130,566
                                                         ---------    ---------
                                                         $ 155,674    $ 159,214
                                                         =========    =========


                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENT OF INCOME
(in thousands, except per share amounts)

                                                Year Ended December 31,
                                          -----------------------------------
                                             2000        1999         1998
                                          ---------    ---------    ---------
Net sales .............................   $ 348,846    $ 419,421    $ 360,326
Cost of goods sold ....................     308,216      348,592      302,098
                                          ---------    ---------    ---------
    Gross profit ......................      40,630       70,829       58,228

Selling expenses ......................      14,111       11,437       11,154
General and administrative expenses ...       9,138        7,214        6,586
Amortization of intangibles ...........         413          413          413
                                          ---------    ---------    ---------
    Total operating expenses ..........      23,662       19,064       18,153
                                          ---------    ---------    ---------
    Operating income ..................      16,968       51,765       40,075
Other expenses (income):
    Interest income ...................      (1,206)      (1,408)        (434)
    Interest expense ..................           6           29          154
    Other .............................         135         (432)         213
                                          ---------    ---------    ---------
      Total other expenses (income) ...      (1,065)      (1,811)         (67)
                                          ---------    ---------    ---------
    Income before income taxes and
      cumulative effect of change in
      accounting principle ............      18,033       53,576       40,142
Provision for income taxes ............       6,864       20,625       16,033
                                          ---------    ---------    ---------
    Income before cumulative effect of
      accounting change ...............      11,169       32,951       24,109
Cumulative effect on prior years of
  change in accounting principle,
  net of tax ..........................      (1,213)        --           --
                                          ---------    ---------    ---------
        Net income ....................   $   9,956    $  32,951    $  24,109
                                          =========    =========    =========
Earnings per common share:
Basic:
    Income before cumulative effect
      of accounting change ............   $    1.14    $    3.16    $    2.35
    Cumulative effect of accounting
      change ..........................       (0.12)        --           --
                                          ---------    ---------    ---------
    Net income ........................   $    1.02    $    3.16    $    2.35
                                          =========    =========    =========
    Weighted average number of shares
                                              9,743       10,430       10,263
                                          =========    =========    =========
Diluted:
    Income before cumulative effect
      of accounting change ............   $    1.11    $    2.95    $    2.11
    Cumulative effect of accounting
      change ..........................       (0.12)        --           --
                                          ---------    ---------    ---------
    Net income ........................   $    0.99    $    2.95    $    2.11
                                          =========    =========    =========
    Weighted average number of shares
                                             10,086       11,178       11,423
                                          =========    =========    =========

                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
                                                    Year Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                               --------    --------    --------
Cash flows from operating activities:
    Net income .............................   $  9,956    $ 32,951    $ 24,109
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
        Depreciation .......................      3,247       2,463       1,880
        Amortization of intangibles ........        413         413         413
        Loss (gain) on asset disposal ......        136        (463)       --
        Tax benefit related to exercise
          of stock options .................       --         1,263       6,021
       Changes in assets and liabilities:
          Decrease (increase) in trade
            receivables ....................      7,364      (1,754)     (9,331)
          Decrease (increase) in inventories      4,548     (21,355)     (9,289)
          (Increase) decrease in prepaid
            expenses .......................       (661)       (630)        566
          Increase (decrease) in accounts
            payable ........................      1,383       2,395        (235)
          Increase in accrued expenses .....         38       4,636       2,514
          Increase in net deferred income
            taxes ..........................        (94)     (1,598)     (1,026)
                                               --------    --------    --------
       Net cash provided by operating
         activities ........................     26,330      18,321      15,622

Cash flows from investing activities:
    Increase in other assets ...............        (11)       (292)       (324)
    Capital expenditures ...................    (14,675)    (11,260)     (6,404)
    Return of investment in Dune Jet
      Services, LLP ........................       --         2,985        --
                                               --------    --------    --------
       Net cash used in investing activities    (14,686)     (8,567)     (6,728)

Cash flows from financing activities:
    Principal payments on long-term debt ...        (20)     (1,762)     (5,391)
    Proceeds from issuance of common stock .         32       1,863       3,401
    Purchase of treasury stock .............    (15,261)       --          --
                                               --------    --------    --------
       Net cash (used in) provided by
         financing activities ..............    (15,249)        101      (1,990)
                                               --------    --------    --------
    Net (decrease) increase in cash ........     (3,605)      9,855       6,904
    Cash, beginning of year ................     20,301      10,446       3,542
                                               --------    --------    --------
    Cash, end of year ......................   $ 16,696    $ 20,301    $ 10,446
                                               ========    ========    ========
                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)


                                           Common Stock                              Treasury Stock
                           Preferred  ---------------------  Paid-In     Retained  -------------------
                             Stock      Shares    Amount     Capital     Earnings   Shares     Amount         Total
                           --------   --------- --------   -----------   --------  -------- -----------   ---------
Balance, Dec. 31, 1997   $   --        9,467    $     63    $ 35,263    $ 25,632       --      $   --      $ 60,958
 Stock split - 3-for-2                                31         (31)                                           --
  Common stock issued
   under option plan .                   798           8       3,158                                          3,166
 Common stock issued
   upon exercise of
   warrants ..........                    58           1         234                                            235
 Tax benefit related
   to exercise of
   stock options .....                                         6,021                                          6,021
 Net income ..........                                                    24,109                             24,109
                         --------   --------    --------    --------    --------   --------    --------    --------
Balance, Dec. 31, 1998       --       10,323         103      44,645      49,741       --          --        94,489
 Common stock issued
  under option plan ..                   266           3       1,857                                          1,860
 Common stock issued
  upon exercise of
  warrants ...........                    --         --            3                                              3
 Tax benefit related
  to exercise of
  stock options ......                                         1,263                                          1,263
 Net income ..........                                                    32,951                             32,951
                         --------   --------    --------    --------    --------   --------    --------    --------
Balance, Dec. 31, 1999       --       10,589         106      47,768      82,692       --          --       130,566
 Common stock issued
  under option plan ..                     7         --           32                                             32
 Purchase of treasury
  stock ..............                                           --                    (933)    (15,261)    (15,261)
 Net income ..........                                                     9,956                              9,956
                         --------   --------    --------    --------    --------   --------    --------    --------
Balance, Dec. 31, 2000   $   --       10,596    $    106    $ 47,800    $ 92,648       (933)   $(15,261)   $125,293
                         ========   ========    ========    ========    ========   ========    ========    ========




                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies National R.V. Holdings, Inc. (the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Dolphin, Islander, Palisades, Sea Breeze, Sea View, Surf Side, Tradewinds, Marlin, Caribbean, Splash, Rage'n and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Intrigue, Magna and Prevost by Country Coach.

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

REVENUE RECOGNITION
During 2000, sales were recorded by the Company when accepted by the customer rather than at the time of shipment as in prior years. This change in accounting principle was made to fully implement recent guidance issued by the Securities & Exchange Commission. Had the new method been used in prior years, net income would have been reduced to $32,492,000 and $23,810,000 in 1999 and 1998, representing diluted per share amounts of $2.91 and $2.08, respectively.

AMORTIZATION OF INTANGIBLE ASSETS
Goodwill related to the acquisition of CCI during 1996 is being amortized on the straight-line basis over a twenty-year period.

RESEARCH AND DEVELOPMENT EXPENSES
Research and development expenses are charged to operations as incurred and are included in cost of goods sold. Research and development expenses were $5,973,000, $4,087,000 and $3,050,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have any impact on the Company's consolidated financial statements, as the Company holds no derivatives.

INCOME PER SHARE
Basic earnings per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share is based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to Common Stock.

The difference in the shares used to determine basic and diluted EPS is as follows:

                                    December 31, (in thousands)
                                    --------------------------
                                      2000     1999     1998
                                     ------   ------   ------
           Shares used for basic .    9,743   10,430   10,263
           Dilutive effect of:
              Stock options ......      342      743    1,152
              Warrants ...........        1        5        8
                                     ------   ------   ------
           Shares used for diluted   10,086   11,178   11,423
                                     ======   ======   ======

2. Inventories
Inventories consist of the following:

                                           December 31,
                                          (in thousands)
                                      ---------------------
                                         2000        1999
                                      ---------   ---------
     Finished goods ...............   $  15,989   $  12,315
     Work-in-process ..............      19,233      18,274
     Raw materials ................      12,927      14,027
     Chassis ......................      15,490      23,571
                                      ---------   ---------
                                      $  63,639   $  68,187
                                      =========   =========

3.  Property, Plant and Equipment
Major classes of property, plant and equipment consist of the following:

                                     December 31, (in thousands)
                                     ------------------------
                                         2000         1999
                                      ----------------------
     Land .........................   $   6,885    $   6,360
     Buildings ....................      26,593       17,441
     Machinery and equipment ......      15,529       13,558
     Office equipment .............       7,144        4,889
                                      ---------    ---------
                                         56,151       42,248
     Less accumulated depreciation      (11,691)      (9,081)
                                      ---------    ---------
       Property, plant and
          equipment, net              $  44,460    $  33,167
                                      =========    =========

4.  Accrued Expenses
Accrued expenses consist of the following:

                                     December 31, (in thousands)
                                     --------------------------
                                         2000        1999
                                      ---------    ---------
     Workers' compensation
       self-insurance reserve .....   $   3,128    $   2,428
     Motorhome warranty reserve ...       9,861        7,754
     Payroll and other accrued
       expense ....................       3,921        3,980
     Income taxes .................      (1,964)         746
                                      ---------    ---------
                                      $  14,946    $  14,908
                                      =========    =========

5.  Debt and Credit Agreements
------------------------------
Debt consists of the following:

                                    December 31, (in thousands)
                                    ---------------------------
                                         2000       1999
                                      ---------   ---------
     Note payable - City of
       Junction City, Oregon, 3%
       paid monthly through
       October 2004 ...............   $      84         104
                                      ---------   ---------
                                             84         104
     Less payments due within
       one year ...................          20          20
                                      ---------   ---------
                                      $      64   $      84
                                      =========   =========

The Company has a revolving credit facility of $40 million with Bank of America National Trust and Savings Association. The revolving credit facility is available for general corporate and working capital needs and capital expenditures. A separate term facility of $20 million exists for acquisitions. Amounts borrowed under the term facility reduce the amount available under the revolving credit facility. Amounts borrowed under the revolving credit facility and the term facility bear interest, at the Company's election, at the bank's reference rate or at a LIBOR-based rate plus an applicable amount. The credit facilities contain, among other provisions, certain financial covenants, including net worth and debt ratios. At December 31, 2000, no amounts were outstanding under these facilities. Unless otherwise extended, the Company's credit facilities with Bank of America expire on April 1, 2001.

Debt maturities over the next five years are $21,000 in 2001, $22,000 in 2002, $22,000 in 2003 and $19,000 in 2004.
                                      34

6.  Income Taxes
The components of the provision for income taxes were as follows:

                                          December 31, (in thousands)
                                      -----------------------------------
                                         2000         1999         1998
                                      ---------    ---------    ---------
     Currently Payable:
        Federal ...................   $   5,155    $  18,942    $  13,837
        State .....................       1,803        3,281        3,173
                                      ---------    ---------    ---------
                                          6,958       22,223       17,010

     Deferred: ....................        --           --
        Federal ...................        (216)      (1,456)        (750)
        State .....................         122         (142)        (227)
                                      ---------    ---------    ---------
                                            (94)      (1,598)        (977)
                                      ---------    ---------    ---------
     Total provision for
        income taxes ..............   $   6,864    $  20,625    $  16,033
                                      =========    =========    =========

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2000 and 1999 were as follows:

                                   December 31, (in thousands)
                                      ---------------------
                                         2000        1999
                                      ---------   ---------
     Accrued expenses .............   $   5,583   $   4,390
     State income taxes ...........         452       1,220
                                      ---------   ---------
         Deferred income
           tax assets .............   $   6,035   $   5,610
                                      =========   =========

     Fixed assets .................   $   2,272   $   1,922
     Other ........................         529         548
                                      ---------   ---------
         Deferred income
           tax liabilities ........   $   2,801   $   2,470
                                      =========   =========

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                       December 31,
                                           -----------------------------------
                                             2000          1999          1998
                                           -------       -------       -------
     Statutory rate ...............          35.0%         35.0%         35.0%
     State taxes, net of federal
       benefit ....................           2.3           3.8           4.7
     Amortization of intangibles
       not deductible for
       income tax purposes ........           2.3           0.7           1.0
     Other ........................          (1.5)         (1.0)         (0.8)
                                             ----          ----          ----
                                             38.1%         38.5%         39.9%
                                             ====          ====          ====

Cash paid for income taxes was $8.9 million, $20.1 million and $16.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

7.  Recourse on Dealer Financing
As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $99.3 million at December 31, 2000, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.
                                      35

8.  Commitments and Contingencies
The Company is involved in litigation and claims arising in the ordinary course of business. In the opinion of management, based in part on the advice of outside counsel, these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company has commitments under certain non-cancelable operating leases as follows (in thousands):

     2001 ..................          $   1,368
     2002 ..................              1,387
     2003 ..................              1,386
     2004 ..................              1,399
     2005 and thereafter....              1,195
                                      ---------
                                      $   6,735
                                      =========

9.  Stock Options and Warrants
The Company has six fixed option plans that reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $1.3 million in 1999 and $6.0 million in 1998.

No compensation cost has been recognized for these fixed options in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Year Ended December 31,
                                        (in thousands, except per share)
                                      -----------------------------------
                                         2000        1999         1998
                                      ---------   ----------   ----------
     Net income
         As reported ..............   $   9,956   $   32,951   $   24,109
         Pro forma ................       8,597       32,309       23,439

     Basic earnings per share
         As reported ..............        1.02         3.16         2.35
         Pro forma ................        0.88         3.10         2.28

     Diluted earnings per share
         As reported ..............        0.99         2.95         2.11
         Pro forma ................        0.85         2.89         2.04

The fair value of options granted during 1999 and 2000 were estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                          Year Ended December 31,
                                          ---------------------
                                            2000          1999
                                          --------      -------
     Dividend yield ...............             0%           0%
     Expected volatility ..........          44.3%        44.3%
     Risk-free interest rate ......           6.1%         5.6%
     Expected lives ...............        4 years      5 years

Information regarding these option plans and option agreements for 2000, 1999 and 1998 is as follows:

                                         Options      Weighted
                                       Outstanding     Average
                                      (in thousands) Exercise Price
                                      -------------  -------------
     Outstanding at December 31, 1997       2,693         7.31
        Granted .....................         --           --
        Expired or canceled .........         --           --
        Exercised ...................        (856)        5.55
                                           ------      -------
     Outstanding at December 31, 1998       1,837         8.16
        Granted .....................         442        24.94
        Expired or canceled .........         (26)        9.33
        Exercised ...................        (266)        8.61
                                           ------      -------
     Outstanding at December 31, 1999       1,987        11.85
        Granted .....................         403         8.50
        Expired or canceled .........         (26)       21.11
        Exercised ...................          (7)        4.67
                                           ------      -------
     Outstanding at December 31, 2000       2,357      $ 11.17
                                           ======      =======

The following table summarizes information concerning currently outstanding and exercisable stock options as of December 31, 2000:

                              Options Outstanding           Options Exercisable
                      ------------------------------------  --------------------
                                    Weighted
                         Number     Average     Weighted      Number    Weighted
                      Outstanding   Remaining    Average    Exercisable  Average
      Range of        (in thous-   Contractual   Exercise       (in     Exercise
      Exercise Prices    ands)        Life        Price      thousands)   Price
      --------------------------------------------------------------------------
      $ 2.67 - $ 4.61     446        3.47       $  3.48         446     $  3.47
      $ 8.50 - $ 9.33     688        4.90          8.85         295        9.31
      $10.08 - $10.73     801        4.60         10.16         801       10.16
      $24.94 - $26.81     422        3.55         24.99         148       25.09
                      -------     -------       -------      ------     -------
                        2,357        4.29       $ 11.17       1,690     $  9.56
                      =======     =======       =======      ======     =======

The weighted average fair value of options granted during 2000 and 1999 was $3.57 and $10.04, respectively.

At December 31, 2000, there were 15,344 warrants outstanding to a financial advisor at a price of $10.73. The warrants are due to expire on December 2, 2001.

10.  Related Party Transactions
Mr. Robert B. Lee, a director of the Company is a partner in a joint venture that is a party to a lease agreement with the Company. Pursuant to the agreement, The Company leases from the joint venture a parcel of property constituting a majority of CCI's manufacturing facilities. During the years ended December 31, 2000, 1999, and 1998, the Company paid $1.20 million, $1.16 million, and $1.14 million, respectively, under the lease agreement. The lease agreement calls for future payments totaling $6.5 million through October 31, 2005. In addition, Mr. Lee is a partner in another joint venture, which in 1998 leased to CCI a separate parcel containing manufacturing facilities used by CCI (the "Acquired Property"). On October 8, 1998, the Company purchased the Acquired Property from Mr. Lee's joint venture for $2,100,000 pursuant to the exercise of a purchase option contained in the lease agreement for such property.

In September 1998, the Company acquired, for $2.75 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights (the "Aircraft"). The general partner of the Partnership was Dune Jet Services, Inc. ("DJ Services"), a Delaware corporation, the sole stockholder of which is the Company's Chairman, Mr. Siegler. DJ Services contributed $1.55 million for its general partnership interest and an additional $3.25 million for a separate limited partnership interest. During 1999 the Aircraft was sold and the Partnership was liquidated. The Company received $2,985,000 in the aggregate from the Partnership representing a return of its capital plus its share of the gain on the sale of the Aircraft, after expenses of the Partnership were allocated.

Through December 31, 1998, the Company was a party to a financial advisory agreement dated January 23, 1998 (the "Advisory Agreement") with 712 Advisory Services, Inc., an affiliate (the "Affiliate") of the Chairman of the Company, Mr. Gary N. Siegler. Mr. Neil H. Koffler, a director of the Company, was also an employee of the Affiliate. The Advisory Agreement terminated effective December 31, 1998. Pursuant to the Advisory Agreement, the Affiliate agreed to provide advice and consultation concerning financial and related matters, including, among other things, with respect to private financings, public offerings, acquisitions, commercial banking relations and other business ventures. Fees incurred under the Advisory Agreement in 1998 between the Company and the Affiliate totaled $231,000.

Heller Ehrman White & McAuliffe, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company. Fees paid the law firm were $112,000, $127,000, and $124,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

11.  Repurchases of Common Stock
In January 2000, the Company's board of directors approved and implemented a plan to repurchase up to one million shares of the Company's common stock. The Company repurchased 932,900 shares at an average price of $16.36 per share.

12.  Quarterly  Consolidated  Financial
Data As discussed in Note 1, during the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and, accordingly, the quarterly information for the first three quarters of 2000, which had been previously reported, has been restated.

                                             Quarter ended (in thousands except share data)
                        ------------------------------------------------------------------------------------------
                                March 31                   June 30                September 30
                        -----------------------   ------------------------  -------------------------  4th Quarter
                        As previously     As      As previously      As     As previously      As           As
                          Reported     Restated      Reported    Restated     Reported     Restated     Reported
                         -----------  ----------   -----------   ---------  ------------   ---------   -----------
Net sales..............   $  105,255  $ 106,840    $  74,524    $  77,726    $  86,652    $  83,962     $  80,318
Gross profit...........       16,077     16,267        7,453        8,236       10,192        9,764         6,363
Income before
   cumulative effect
   of accounting change        6,496      6,682        1,193        1,663        2,733        2,473           351
Cumulative effect of
   accounting change...          --      (1,213)          --           --           --           --            --
                           ---------  ---------    ---------   ----------   ----------   ----------   -----------
Net income.............    $   6,496  $   5,469      $ 1,193   $    1,663   $    2,733   $    2,473   $       351
                           =========  =========      =======   ==========   ==========   ==========   ===========

Earnings per common share:
Basic:
Income before
   cumulative effect
   of accounting change       $ 0.79     $ 0.67       $ 0.12       $ 0.17       $ 0.29       $ 0.26       $ 0.04
Cumulative effect of
   accounting change...           --      (0.12)          --           --           --           --           --
                              ------     ------       ------       ------       ------       ------       ------
Net income.............       $ 0.79     $ 0.55       $ 0.12       $ 0.17       $ 0.29       $ 0.26       $ 0.04
                              ======     ======       ======       ======       ======       ======       ======

Diluted:
Income before
  cumulative effect
   of accounting change       $ 0.75     $ 0.63       $ 0.12       $ 0.17       $ 0.28       $ 0.25       $ 0.04
Cumulative effect of
   accounting change...           --      (0.11)          --           --           --           --           --
                              ------     ------       ------       ------       ------       ------       ------
Net income.............       $ 0.75     $ 0.52       $ 0.12       $ 0.17       $ 0.28       $ 0.25       $ 0.04
                              ======     ======       ======       ======       ======       ======       ======
Weighted average number of shares:
  Basic................       10,034     10,034        9,657        9,657        9,585        9,585        9,663
  Diluted..............       10,544     10,544       10,044       10,044        9,847        9,847        9,859

                                              1999 Quarter ended
                                       (in thousands except share data)
                                    -----------------------------------------
                                    March 31    June 30     Sept. 30     Dec. 31
                                    --------    -------     --------    --------
  Net sales                        $ 102,982   $ 105,338   $ 108,947   $ 102,154
  Gross profit                        16,754      17,379      19,614      17,082
  Net income                           7,321       8,261       9,020       8,349
  Earnings per common share-basic  $    0.71   $    0.80   $    0.86   $    0.80
  Earnings per common share-Diluted$    0.64   $    0.74   $    0.82   $    0.75
  Weighted average number of shares:
    Basic                             10,347      10,378      10,448      10,448
    Diluted                           11,522      11,189      11,054      11,149

Had the new method of revenue recognition under SAB 101 been used in prior years, net sales and net income for the fourth quarter of 1999 would have been $96,357,000 and $7,640,000, respectively, and basic and diluted EPS would have been $0.72 and $0.69, respectively.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 2000, 1999 and 1998

                                            Additions
                                Balance at charged to                 Balance at
                                beginning    costs                      end of
                                of period and expenses  Deductions      Period
                               ----------  -----------  -----------  -----------
Twelve months ended December 31, 2000
  Allowance for
    doubtful accounts ....... $   199,000  $   265,000  $   143,000  $   321,000
  Workers' compensation
    self-insurance reserve..    2,428,000    3,259,000    2,559,000    3,128,000
  Motorhome warranty
    reserve.................    7,754,000   17,521,000   15,414,000    9,861,000
                              -----------  -----------  -----------  -----------
                              $10,381,000  $21,045,000  $18,116,000  $13,310,000

Twelve months ended December 31, 1999
  Allowance for
    doubtful accounts.......  $   188,000  $    24,689  $    13,689  $   199,000
  Workers' compensation
    self-insurance reserve..    1,494,000    3,394,969    2,460,969    2,428,000
  Motorhome warranty
    reserve.................    5,824,000   13,325,525   11,395,525    7,754,000
                              -----------  -----------  -----------  -----------
                              $ 7,506,000  $16,745,183  $13,870,183  $10,381,000

Twelve months ended December 31, 1998
  Allowance for
    doubtful accounts.......  $   180,000  $    19,664  $    11,664  $   188,000
  Workers' compensation
    self-insurance reserve..      402,000    3,608,907    2,516,907    1,494,000
  Motorhome warranty
    reserve.................    4,036,000   10,018,529    8,230,529    5,824,000
                              -----------  -----------  -----------  -----------
                              $ 4,618,000  $13,647,100  $10,759,100  $ 7,506,000

                               INDEX OF EXHIBITS

Designation
of Exhibit        Description of Exhibit

 3.1     The Company's Restated Certificate of Incorporation. (2)
 3.2     The Company's By-laws. (2)
 4.1     Specimen-Certificate of Common Stock. (1)
10.1     National R.V. Holdings, Inc. 1993 Stock Option Plan. (1)
10.2     National R.V. Holdings, Inc. 1993 Option Plan. (2)
10.3     1995 Stock Option Plan. (3)
10.4     Rights Plan Agreement with Continental Stock Transfer & Trust
         Company. (4)
10.5     1996 Stock Option Plan. (5)
10.6     1997 Stock Option Plan. (6)
10.7     1999 Stock Option Plan, as amended.
10.8 Amendment to Employment Agreement dated March 16, 2001 between the Company and Wayne Mertes.
10.9 Employment Agreement dated August 6, 1999 between the Company and Brad Albrechtsen. (7)
10.10 Employment Agreement dated January 31, 2000 between the Company and Wayne Mertes. (7)
10.11 Employment Agreement dated January 31, 2000 between the Company and Bob Lee. (7)
21.1     List of Subsidiaries. (6)
23.1     Consent of PricewaterhouseCoopers LLP
99.1     Risk Factors
---------------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No.
    2 thereto filed on September 29, 1993.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3) Previously filed as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(4) Incorporated by reference from Form 8-A declared effective on August 26, 1996.
(5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.
(6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.
(7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1999.