Form 10-Q
period 2001-03-31
NATIONAL RV HOLDINGS INC
filed 2001-05-11
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended March 31, 2001
                                   --------------
{ } TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

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

                                            Yes X               No
                                                --                 --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                   Outstanding at May 8, 2001
      -----                                   --------------------------
Common stock, par value                               9,662,636
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet -
           March 31, 2001 and December 31, 2000                               3

           Consolidated Statement of Income -
           Three Months Ended March 31, 2001 and 2000                         4

           Consolidated Statement of Cash Flows -
           Three Months Ended March 31, 2001 and 2000                         5

           Consolidated Statement of Changes in Stockholders'
           Equity                                                             6

           Notes to Consolidated Financial Statements                         7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 9

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk                                                              10

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  11

           Signature                                                         12

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                          (In thousands except shares)

                                                   March 31,       December 31,
                                                     2001             2000
                                                     ----             ----
                                                 (Unaudited)
                               ASSETS
Current Assets:
     Cash                                          $  5,724         $ 16,696
     Trade receivables, less allowance for
         doubtful accounts of $321                   16,945           15,109
     Inventories                                     72,534           63,639
     Deferred income taxes                            6,035            6,035
     Prepaid expenses                                 1,668            2,100
                                                   --------         --------
         Total current assets                       102,906          103,579
Goodwill                                              6,436            6,539
Property, plant and equipment, net                   46,520           44,460
Other                                                 1,096            1,096
                                                   --------         --------
                                                   $156,958         $155,674
                                                   ========         ========

                LIABILITIES AND STOCKHOLDER'S EQUITY
                ------------------------------------
Current liabilities:
     Current portion of long-term debt             $     20         $     20
     Accounts payable                                12,765           12,550
     Accrued expenses                                17,915           14,946
                                                   --------         --------
         Total current liabilities                   30,700           27,516
Deferred income taxes                                 2,801            2,801
Long-term debt                                           59               64

Commitments and contingencies

Stockholders' equity:
     Preferred stock - $.01 par value; 5,000 shares
         authorized, 4,000 issued and outstanding         -                -
     Common stock - $.01 par value; 25,000,000 shares
         authorized, 10,595,536 issued                  106              106
     Additional paid-in capital                      47,800           47,800
     Retained earnings                               90,753           92,648
     Less cost of treasury stock - 932,900 shares   (15,261)         (15,261)
                                                   --------         --------
     Total stockholders' equity                     123,398          125,293
                                                   --------         --------
                                                   $156,958         $155,674
                                                   ========         ========


                 See Notes to Consolidated Financial Statements



                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)
                                                        Three Months
                                                        Ended March 31,
                                                     2001             2000
                                                     ----             ----
Net sales                                          $ 62,380         $106,840
Cost of goods sold                                   60,187           90,573
                                                   --------         --------
         Gross profit                                 2,193           16,267
Selling expenses                                      3,039            3,374
General and administrative expenses                   2,364            2,436
Amortization of intangibles                             103              103
                                                   --------         --------
         Operating (loss) income                     (3,313)          10,354
Other expense (income):
     Interest expense                                     1                1
     Interest income                                   (221)            (254)
     Other                                                -                8
                                                   --------         --------
         (Loss) income before income taxes and
           cumulative effect of change in
           accounting principle                      (3,093)          10,599
Provision for income taxes                           (1,198)           3,917
                                                   --------         --------
         (Loss) income before cumulative effect
           of accounting change                      (1,895)           6,682
Cumulative effect on prior years of change in
   accounting principle, net of tax                       -           (1,213)
                                                   --------         --------
Net (loss) income                                  $ (1,895)        $  5,469
                                                   ========         ========

Earnings per common share and common equivalent shares:
     Basic:
         (Loss) income before cumulative effect
            of accounting change                   $  (0.20)        $   0.67
         Cumulative effect of accounting change           -            (0.12)
                                                   --------         --------
         Net (loss) income                         $  (0.20)        $   0.55
                                                   ========         ========
         Weighted average number of shares            9,663           10,034
                                                   ========         ========

     Diluted:
         (Loss) income before cumulative effect
            of accounting change                   $  (0.20)          $ 0.63
         Cumulative effect of accounting change           -            (0.11)
                                                   --------         --------
         Net (loss) income                         $  (0.20)        $   0.52
                                                   ========         ========
         Weighted average number of shares            9,663           10,544
                                                   ========         ========


                 See Notes to Consolidated Financial Statements

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                        2001             2000
                                                        ----             ----
 Cash flows from operating activities:
      Net (loss) income                               $ (1,895)        $  5,469
      Adjustments to reconcile net income to net cash
          (used in) provided by operating activities:
              Depreciation expense                         926              671
              Amortization of intangibles                  103              103
              Gain on asset disposal                         -               (4)
              Increase in trade receivables             (1,836)         (12,761)
              (Increase) decrease in inventories        (8,895)           6,136
              Decrease in prepaid expenses                 432              288
              Increase in accounts payable                 215              204
              Increase in accrued expenses               2,969            5,892
              Decrease in deferred income taxes              -             (746)
                                                      --------         --------
                Net cash (used in) provided by
                  operating activities                  (7,981)           5,252

 Cash flows from investing activities:
      Increase in other assets                               -              (69)
      Purchases of property, plant and equipment        (2,986)          (3,554)
                                                      --------         --------
                Net cash used in investing activities   (2,986)          (3,623)

 Cash flows from financing activities:
      Principal payments on long-term debt                  (5)              (5)
      Proceeds from issuance of common stock                 -               11
      Purchase of treasury stock                             -          (15,259)
                                                      --------         --------
                Net cash used in financing activities       (5)         (15,253)
                                                      --------         --------
 Net decrease in cash                                  (10,972)         (13,624)
 Cash beginning of period                               16,696           20,301
                                                      --------         --------
 Cash end of period                                   $  5,724         $  6,677
                                                      ========         ========


                 See Notes to Consolidated Financial Statements


                          NATIONAL R.V. HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In thousands except shares)
                                   (Unaudited)

                           Preferred       Common Stock          Paid-in     Retained         Treasury Stock
                                           ------------                                       --------------
                           Stock         Shares       Amount     Capital     Earnings       Shares        Amount       Total
                           --------------------------------------------------------------------------------------------------
Balance, December 31, 2000 $    -       10,595,536     $106       $47,800     $92,648       (932,900)   $ (15,261)  $ 125,296
     Net loss                                                                  (1,895)                                 (1,895)
                           --------------------------------------------------------------------------------------------------
Balance, March 31, 2001    $    -       10,595,536     $106       $47,800     $90,753       (932,900)   $ (15,263)  $ 123,398
                           ==================================================================================================
















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



NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):


                                                March 31,             Dec. 31,
                                                  2001                  2000
                                                  ----                  ----
                                               (Unaudited)

Finished goods                                  $ 23,489              $ 15,989
Work-in-process                                   26,102                19,233
Raw materials                                     15,282                12,927
Chassis                                            7,661                15,490
                                                --------              --------
                                                $ 72,534              $ 63,639
                                                ========              ========



NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 in the first quarter of 2001 did not have any impact on the Company's consolidated financial statements, as the Company holds no derivatives.

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


Liquidity and Capital Resources

     At March 31, 2001, the Company had working capital of $72.2 million compared to $76.0 million at December 31, 2000.

     Net cash used in operating activities was $8.0 million for the three months ended March 31, 2001 compared to net cash provided by operations of $5.3 million for the same period in 2000. The change was due primarily to the net loss of $1.9 million in the current quarter compared to income of $5.5 million last year, and an $8.9 million increase in inventories at March 31, 2001, compared to a $6.1 million decrease in inventories last year.

     Cash used in investing activities was $3.0 million for the three months ended March 31, 2001 compared to $3.6 million for the comparable period last year. The change was due primarily to a decrease in expenditures on property, plant and equipment in the first quarter of 2001. Additions in the first three months of 2001 primarily consisted of the purchase of the new service facility in Lakeland, Florida for $2.1 million.

     Cash used in financing activities was $5,000 for the three months ended March 31, 2001 compared to $15.3 million for the three months ended March 31, 2000. The difference was primarily the result of cash used by the Company in its stock repurchase program for the repurchase of 932,900 shares in the first quarter of 2000.

     The Company believes that the combination of internally generated funds, existing capital and funds available from its existing credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations

     Net sales for the three months ended March 31, 2001 decreased by $44.5 million or 41.6% from the same period last year, reflecting a slowdown in the recreational vehicle industry. Wholesale shipments of the Company's gas motor home products were down 56% from 489 units for the first quarter last year to 213 units this year. Shipments of the Company's motor homes built on diesel chassis declined 40% to 229 units for the first quarter compared to 383 last year. Unit sales of the Company's towable products increased 86% to 268 units from 144 units for the first quarter last year.


     Cost of goods sold for the three months ended March 31, 2001 decreased by $30.4 million or 33.5% from the comparable period last year. The decrease was due to the drop in sales offset by increases in costs due to inefficiencies attributable to operating at reduced production levels, continued sales discounting, and a $1.6 million charge to warranty expense resulting from a voluntary offer by the Company to correct a weight issue identified on certain of the Company's "highline" motor coaches. As a result of these current operating issues, the gross profit margin decreased to 3.5% for the current period as compared to 15.2% for the same period last year.

     Selling expenses for the three months ended March 31, 2001 decreased $0.3 million or 9.9% from the same period last year. The decrease was primarily due to a decrease in sales incentives and promotions. As a percentage of net sales, selling expenses increased to 4.8%, from 3.2% for the same period last year.

     General and administrative expenses for the three months ended March 31, 2001 increased $0.1 million or 3.0% from the same period last year. As a percentage of net sales, general and administrative expenses increased to 3.8% from 2.3% for the same period last year.

     Other income for the three months ended March 31, 2001 decreased $33,000 from the same period last year due to a decrease in interest income resulting from a lower average invested cash balance during the quarter.

     Provision for income taxes for the three months ended March 31, 2001 resulted in a credit of $1.2 million compared to a provision of $3.9 million in 2000. The effective tax rate decreased to 37.6% from 39.9% for the same period last year. The decrease in the effective tax rate was due to a benefit arising from usage of a capital loss carryover.

     As a result, the Company had a net loss of $1.9 million for the three months ended March 31, 2001, as compared to net income of $5.5 million, for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Information about market risks for the three months ended March 31, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

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

                                                    NATIONAL R.V. HOLDINGS, INC.
                                                    ----------------------------
                                                            (Registrant)

         Date: May 11, 2001                        By /s/ BRADLEY C. ALBRECHTSEN
                                                   -----------------------------
                                                       Bradley C. Albrechtsen
                                                      Chief Financial Officer
                                                      (Principal Accounting and
                                                            Finance Officer)