Form 10-Q
period 2001-06-30
NATIONAL RV HOLDINGS INC
filed 2001-08-08
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

YES X    NO__

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at August 7, 2001
Common stock, par value                                   9,677,836
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                         PAGE
                         PART 1 - FINANCIAL INFORMATION                  ----

Item 1.    Consolidated Balance Sheet -                                    3
           June 30, 2001 and December 31, 2000

           Consolidated Statement of Income -                              4
           Three and Six Months Ended June 30, 2001 and 2000

           Consolidated Statement of Cash Flows -                          5
           Six Months Ended June 30, 2001 and 2000

           Notes to Consolidated Financial Statements                    6 - 7

Item 2.    Management's Discussion and Analysis of                       8 - 9
           Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      10

                         PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders             11

Item 5.    Exhibits and Reports on Form 8-K                                11

           Signature                                                       12

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                 June 30,           December 31,
                                                   2001                 2000
                                               (Unaudited)
                                 ASSETS
Current assets:
  Cash                                          $  8,540             $ 16,696
  Trade receivables, less allowance               13,966               15,109
    for doubtful accounts of $321
  Inventories                                     70,253               63,639
  Deferred income taxes                            6,035                6,035
  Prepaid expenses                                 1,517                2,100
                                               ----------           ----------
    Total current assets                         100,311              103,579
Goodwill                                           6,333                6,539
Property, plant and equipment, net                46,058               44,460
Other                                              1,096                1,096
                                               ----------           ----------
                                                $153,798             $155,674
                                               ==========           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt             $     20             $     20
  Accounts payable                                10,765               12,550
  Accrued expenses                                16,634               14,946
                                               ----------           ----------
    Total current liabilities                     27,419               27,516
Deferred income taxes                              2,801                2,801
Long-term debt                                        54                   64
                                               ----------           ----------
Total liabilities                                 30,274               30,381
                                               ----------           ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;                 -                    -
    5,000 shares authorized, 4,000
    issued and outstanding
  Common stock - $.01 par value;                     106                  106
    25,000,000 shares authorized,
    10,595,536 issued and outstanding
Additional paid-in capital                        47,800               47,800
Accumulated earnings                              90,879               92,648
Less cost of treasury stock - 932,900 shares     (15,261)             (15,261)
                                               ----------           ----------
Total stockholders' equity                       123,524              125,293
                                               ----------           ----------
                                                $153,798             $155,674
                                               ==========           ==========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                        Three Months                         Six Months
                                                       Ended June 30,                      Ended June 30,
                                                     2001         2000                   2001         2000
Net sales                                          $ 81,021     $ 77,726               $143,401     $184,566
Cost of goods sold                                   75,473       69,490                135,660      160,063
                                                  ----------   ----------             ----------   ----------
  Gross profit                                        5,548        8,236                  7,741       24,503
Selling expenses                                      3,235        3,137                  6,274        6,507
General and administrative expenses                   2,175        2,440                  4,539        4,876
Amortization of intangibles                             104          104                    207          207
                                                  ----------   ----------             ----------   ----------
  Operating income (loss)                                34        2,555                 (3,279)      12,913
Other expense (income):
  Interest expense                                     -               1                   -               2
  Interest income                                      (169)        (227)                  (389)        (481)
  Other                                                -              13                   -              21
                                                  ----------   ----------             ----------   ----------
  Income (loss) before income taxes                     203        2,768                 (2,890)      13,371
    and cumulative effect of change
    in accounting principle
Provision (benefit) for income taxes                     77        1,105                 (1,121)       5,026
                                                  ----------   ----------             ----------   ----------
  Income (loss) before cumulative                       126        1,663                 (1,769)       8,345
    effect of accounting change
  Cumulative effect on prior years of                  -            -                      -          (1,213)
    change in accounting principle,
    net of tax
                                                  ----------   ----------             ----------   ----------
    Net income (loss)                              $    126     $  1,663               $ (1,769)    $  7,132
                                                  ==========   ==========             ==========   ==========

Earnings per common share:
  Basic:
  Income (loss) before cumulative effect           $   0.01     $   0.17               $  (0.18)    $   0.85
    of accounting change
  Cumulative effect of accounting change               -            -                      -           (0.12)
                                                  ----------   ----------             ----------   ----------
    Net income (loss)                              $   0.01     $   0.17               $  (0.18)    $   0.72
                                                  ==========   ==========             ==========   ==========
    Weighted average number of shares                 9,663        9,657                  9,663        9,845
                                                  ==========   ==========             ==========   ==========
  Diluted:
  Income (loss) before cumulative effect           $   0.01     $   0.17               $  (0.18)    $   0.81
    of accounting change
  Cumulative effect of accounting change               -            -                      -           (0.12)
                                                  ----------   ----------             ----------   ----------
    Net income (loss)                              $   0.01     $   0.17               $  (0.18)    $   0.69
                                                  ==========   ==========             ==========   ==========
    Weighted average number of shares                 9,648       10,044                  9,663       10,294
                                                  ==========   ==========             ==========   ==========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months
                                                             Ended June 30,
                                                          2001            2000
Cash flows from operating activities:
  Net (loss) income                                    $ (1,769)       $  7,132
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Depreciation expense                                  1,879           1,472
    Amortization of intangibles                             207             207
    Loss on asset disposal                                 -                 20
    Changes in assets and liabilities:
      Decrease in trade receivables                       1,143           5,863
      Increase in inventories                            (6,614)         (6,962)
      Decrease (increase) in prepaid expenses               583            (306)
      Decrease in accounts payable                       (1,785)           (825)
      Increase in accrued expenses                        1,688           3,184
      Increase in net deferred income taxes                -               (746)
                                                      ----------      ----------
Net cash (used in) provided by operating activities      (4,668)          9,039

Cash flows from investing activities:
  Increase in other assets                                 -               (156)
  Purchases of property, plant and equipment             (3,478)         (7,368)
                                                      ----------      ----------
    Net cash used in investing activities                (3,478)         (7,524)

Cash flows from financing activities:
  Principal payments on long-term debt                      (10)            (10)
  Proceeds from issuance of common stock                   -                 11
  Purchase of treasury stock                               -            (15,261)
                                                      ----------      ----------
    Net cash used in financing activities                   (10)        (15,260)
                                                      ----------      ----------

Net decrease in cash                                     (8,156)        (13,745)
Cash, beginning of period                                16,696          20,301
                                                      ----------      ----------
Cash, end of period                                    $  8,540          $6,556
                                                      ==========      ==========


                 See Notes to Consolidated Financial Statements.

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



Revenue Recognition

     During 2000, sales were recorded by the Company when accepted by the customer rather than at the time of shipment as in prior years. This change in accounting principle was made to fully implement recent guidance issued by the Securities and Exchange Commission and resulted in a cumulative effect of a change in accounting principle in 2000 of $1,213,000.



NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):


                                                June 30,              Dec. 31,
                                                  2001                  2000
                                              (Unaudited)

Finished goods                                 $ 23,768              $ 15,989
Work-in-process                                  25,091                19,233
Raw materials                                    16,947                12,927
Chassis                                           4,447                15,490
                                               --------              --------
                                               $ 70,253              $ 63,639
                                               ========              ========

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS 133 in the first quarter of 2001 did not have any impact on the Company's consolidated financial statements, as the Company holds no derivatives.

     In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of- interest method will be prohibited. The Company has evaluated this Standard and believes that adoption will not have an impact on its consolidated financial statements.

     In July 2001, The FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.


NOTE 4 - SUBSEQUENT EVENT

     On July 31, 2001, the Company signed a loan agreement in the form of a revolving credit facility of $15 million with Bank of America National Trust and Savings Association. The revolving credit facility is available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest, at the Company's election, at the bank's reference rate or at a LIBOR-based rate plus 2%. The credit facilities contain, among other provisions, certain financial covenants, including net worth and debt ratios. The credit facility with Bank of America expires on May 31, 2002.

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


Liquidity and Capital Resources

     At June 30, 2001, the Company had working capital of $72.9 million compared to $76.1 million at December 31, 2000.

     Net cash used in operating activities was $4.7 million for the six months ended June 30, 2001 compared to net cash provided by operating activities of $9.0 million for the comparable period last year. The change was due primarily to a net loss of $1.8 million for the period compared to income of $7.1 million for last year, and a $1.1 million decrease in trade receivables at June 30, 2001, compared to a $5.9 million decrease in trade receivables last year.

     Cash used in investing activities was $3.5 million for the six months ended June 30, 2001 compared to $7.5 million for the comparable period last year. The change was due primarily to a decrease in expenditures on property, plant and equipment in the first six months of 2001.

     Cash used in financing activities was $0.01 million for the six months ended June 30, 2001 compared to $15.3 million for the comparable period last year. The difference was primarily the result of cash used by the Company in its stock repurchase program for the repurchase of 932,900 shares in the first six months of 2000.

     The Company believes the combination of internally generated funds and existing capital, together with funds available under its credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.

Results of Operations

     Net sales of $81.0 million for the quarter ended June 30, 2001 represent an increase of $3.3 million or 4.2% from the same quarter last year. The increase is attributable to the timing of the FMCA show, as well as increased towable sales and relatively strong performance of the Company's motorhomes build on diesel chassis. For the six months ended June 30, 2001, net sales of $143.4 million represent a decrease of $41.2 million, or 22.3% compared to the same period last year, reflecting an industry slow-down. The Company shipped 506 coaches on diesel chassis during the first six months, 159 less than last year for the same period. The unit decrease was partially offset by an increase average price of diesel products of 7.3% to $180,800, resulting in an 18.3% decrease in net sales from diesel products. The Company shipped 488 gas motor homes during the first six months, 382 less than last year for the same period, a decrease of 43.9%. Unit sales of the Company's towable products increased 170.1% to 624 units from 231 units for the same period last year.

     Cost of goods sold for the quarter ended June 30, 2001 increased to $75.5 million, an 8.6% increase from the comparable quarter last year. The increase was due to the increase in sales, inefficiencies attributable to operating at reduced production levels, increases in warranty expenses, and continued sales discounting. Cost of goods sold for the first six months of 2001 decreased 15.2% to $135.7 million from $160.1 million for the same period last year. The decrease was due to the drop in sales partially offset by increases in costs as described above. As a result of these current operating issues, the gross profit margin for the six months decreased to 5.4% compared to 13.3% for the same period last year.

     Selling expenses for the three months ended June 30, 2001 increased to $3.2 million, a 3.1% increase from the same period last year. For the six months ended June 30, 2001, selling expenses decreased to $6.3 million, a 3.6% decrease from the same period last year. As a percentage of net sales, selling expenses increased to 4.4%, from 3.5% for the same period last year due to lower sales over which to spread the fixed selling expenses.

     General and administrative expenses for the three months ended June 30, 2001 decreased to $2.2 million, a 10.9% decrease from the same period last year. For the six months ended June 30, 2001, general and administrative expenses decreased to $4.5 million, a 6.9% decrease from the same period last year. As a percentage of net sales, general and administrative expenses increased to 3.2%, from 2.6% for the same period last year due to lower sales over which to spread the fixed general and administrative expenses.

     Other income for the three months ended June 30, 2001 and June 30, 2000 was $0.2 million. For the six months ended June 30, 2001, other income decreased to $0.4 million, from $0.5 million for the same period last year.

     Provision (benefit) for income taxes for the three and six months ended June 30, 2001 decreased to $0.1 million and $(1.1) million, respectively. The effective tax rate for the six months ended June 30, 2001 was 38.8% compared to 37.6% for the same period last year.

     As a result, net income (loss) for the three and six months ended June 30, 2001 decreased to $0.1 million and $(1.8) million, from $1.7 million and $7.1 million, respectively, for the same periods last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Information about market risks for the six months ended June 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

PART II - OTHER INFORMATION

     ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF  SECURITY  HOLDERS

     On June 11, 2001, the Company held its 2001 Annual Meeting of stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

        1. The Company's stockholders elected Stephen M. Davis, Robert E. Lee, and Greg McCaffery as directors. Voting for the nominees for director was as follows: Stephen M. Davis; 7,800,463 shares FOR and 675,158 shares WITHHELD; Robert E. Lee; 7,670,663 shares FOR and 804,958 shares WITHHELD; and Greg McCaffery; 7,798,363 shares FOR and 677,258 shares WITHHELD.

        2. The Company's stockholders approved the amendment to the 1999 Stock Option Plan increasing the number of shares under the Plan by 350,000. For the approval of the amendment to the 1999 Stock Option Plan, the vote was 5,754,102 shares FOR; 2,480,129 shares AGAINST; and 241,390 shares ABSTAINING.

        3. The Company's stockholders approved the appointment of PricewaterhouseCoopers as the Company's auditor for the current fiscal year. For the appointment of PricewaterhouseCoopers as the Company's auditor, the vote was 8,433,385 shares FOR; 29,428 shares AGAINST; and 12,808 shares ABSTAINING.


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

           10.1 Business Loan Agreement dated July 31, 2001 between Bank of America, N.A. and the Company.

B.     Form 8-K

           None.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 NATIONAL R.V. HOLDINGS, INC.
                                                          (Registrant)

         Date: August 7, 2001                    By /s/ BRADLEY C. ALBRECHTSEN
                                                    --------------------------
                                                 Bradley C. Albrechtsen
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                  Finance Officer)