Form 10-Q
period 2001-09-30
NATIONAL RV HOLDINGS INC
filed 2001-11-14
CIK 910655

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001
                               ------------------

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

YES X    NO__
    -

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at November 13, 2001
-----                                          --------------------------------
Common stock, par value                                    9,716,593
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                          PAGE
                         PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           September 30, 2001 and December 31, 2000                         3

           Consolidated Statements of Income -
           Three and Nine Months Ended September 30, 2001 and 2000          4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2001 and 2000                    5

           Notes to Consolidated Financial Statements                     6 - 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk       11

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 12

           Signature                                                        13

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                               September 30,        December 31,
                                                   2001                 2000
                                               (Unaudited)
                                 ASSETS
Current assets:
  Cash                                          $  1,285             $ 16,696
  Trade receivables, less allowance
    for doubtful accounts ($202 and $321,
    respectively)                                 14,280               15,109
  Inventories                                     84,791               63,639
  Deferred income taxes                            6,035                6,035
  Prepaid expenses                                 2,374                2,100
                                               ----------           ----------
    Total current assets                         108,765              103,579
Property, plant and equipment, net                45,573               44,460
Goodwill, net                                      6,229                6,539
Other                                              1,067                1,096
                                               ----------           ----------
                                                $161,634             $155,674
                                               ==========           ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                $  5,000             $    -
  Current portion of long-term debt                   20                   20
  Accounts payable                                18,416               12,550
  Accrued expenses                                17,428               14,946
                                               ----------           ----------
    Total current liabilities                     40,864               27,516
Deferred income taxes                              2,801                2,801
Long-term debt                                        48                   64
                                               ----------           ----------
Total liabilities                                 43,713               30,381
                                               ----------           ----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;                  -                    -
    5,000 shares authorized, 4,000
    issued and outstanding
  Common stock - $.01 par value;
    25,000,000 shares authorized,
    10,648,493 and 10,595,536 issued,
    respectively                                     106                  106
Additional paid-in capital                        48,299               47,800
Retained earnings                                 84,777               92,648
Less cost of treasury stock - 932,900 shares     (15,261)             (15,261)
                                               ----------           ----------
Total stockholders' equity                       117,921              125,293
                                               ----------           ----------
                                                $161,634             $155,674
                                               ==========           ==========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       Three Months                         Nine Months
                                                    Ended September 30,                 Ended September 30,
                                                     2001         2000                   2001         2000
Net sales                                          $ 66,901     $ 83,962               $210,302     $268,528
Cost of goods sold                                   70,395       74,198                206,055      234,261
                                                  ----------   ----------             ----------   ----------
  Gross (loss) profit                                (3,494)       9,764                  4,247       34,267
Selling expenses                                      3,989        3,669                 10,263       10,176
General and administrative expenses                   2,438        2,147                  7,184        7,230
                                                  ----------   ----------             ----------   ----------
  Operating (loss) income                            (9,921)       3,948                (13,200)      16,861
Interest income and other expense, net                  (72)        (148)                  (461)        (606)
                                                  ----------   ----------             ----------   ----------
  (Loss) income before income taxes
    and cumulative effect of change
    in accounting principle                          (9,849)       4,096                (12,739)      17,467
(Benefit) provision for income taxes                 (3,745)       1,623                 (4,866)       6,649
                                                  ----------   ----------             ----------   ----------
  (Loss) income before cumulative
    effect of accounting change                      (6,104)       2,473                 (7,872)      10,818
  Cumulative effect on prior years of
    change in accounting principle,
    net of tax                                          -            -                      -         (1,213)
                                                  ----------   ----------             ----------   ----------
    Net (loss) income                              $ (6,104)    $  2,473               $ (7,872)    $  9,605
                                                  ==========   ==========             ==========   ==========

Earnings per common share:
  Basic:
  (Loss) income before cumulative effect
    of accounting change                           $  (0.63)    $   0.26               $  (0.81)    $   1.11
  Cumulative effect of accounting change                -            -                      -          (0.12)
                                                  ----------   ----------             ----------   ----------
    Net (loss) income                              $  (0.63)    $   0.26               $  (0.81)    $   0.98
                                                  ==========   ==========             ==========   ==========
    Weighted average number of shares                 9,688        9,585                  9,671        9,770
                                                  ==========   ==========             ==========   ==========
  Diluted:
  (Loss) income before cumulative effect
    of accounting change                           $  (0.63)    $   0.25               $  (0.81)    $   1.07
  Cumulative effect of accounting change                -            -                      -          (0.12)
                                                  ----------   ----------             ----------   ----------
    Net (loss) income                              $  (0.63)    $   0.25               $  (0.81)    $   0.95
                                                  ==========   ==========             ==========   ==========
    Weighted average number of shares                 9,688        9,847                  9,671       10,146
                                                  ==========   ==========             ==========   ==========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months
                                                          Ended September 30,
                                                          2001            2000
Cash flows from operating activities:
  Net (loss) income                                    $ (7,872)       $  9,605
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Depreciation and amortization                         3,170           2,651
    Loss on asset disposal                                  -                28
    Changes in assets and liabilities:
      Decrease in trade receivables                         829           2,236
      (Increase) decrease in inventories                (21,152)          3,483
      Increase in prepaid expenses                         (274)           (572)
      Increase (decrease) in accounts payable             5,866            (851)
      Increase in accrued expenses                        2,482           1,438
      Increase in net deferred income taxes                 -              (746)
                                                       ---------       ---------
    Net cash (used in) provided by operating activities (16,951)         17,272

Cash flows from investing activities:
  Decrease (increase) in other assets                        29            (191)
  Purchases of property, plant and equipment             (3,974)        (11,682)
                                                       ---------       ---------
    Net cash used in investing activities                (3,945)        (11,873)

Cash flows from financing activities:
  Net advances under line of credit                       5,000             -
  Principal payments on long-term debt                      (16)            (15)
  Proceeds from issuance of common stock                    500              32
  Purchase of treasury stock                                -           (15,261)
                                                       ---------       ---------
    Net cash provided by (used in) financing activities   5,484         (15,244)
                                                       ---------       ---------

Net decrease in cash                                    (15,411)         (9,845)
Cash, beginning of period                                16,696          20,301
                                                       ---------       ---------
Cash, end of period                                    $  1,285        $ 10,456
                                                       =========       =========


                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - GENERAL

     In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiaries National R.V., Inc. and Country Coach, Inc. referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K.



Revenue Recognition

         During 2000, sales were recorded by the Company when accepted by the customer rather than at the time of shipment as in prior years. This change in accounting principle was made to fully implement recent guidance issued by the Securities and Exchange Commission and resulted in a cumulative effect of a change in accounting principle in 2000 of $1,213,000.


NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands):


                                               September 30,           Dec. 31,
                                                   2001                  2000
                                                   ----                  ----
                                                (Unaudited)

Finished goods                                    $ 22,545             $ 15,989
Work-in-process                                     35,132               19,233
Raw materials                                       16,937               12,927
Chassis                                             10,177               15,490
                                                  --------             --------
                                                  $ 84,791             $ 63,639
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

         In June 2001, the FASB issued SFAS 141, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company has evaluated this Standard and believes that adoption will not have an impact on its consolidated financial statements.

         In July 2001, The FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this Standard will have on its consolidated financial statements.


NOTE 4 - AMENDMENT TO LOAN AGREEMENT

       As of September 30, 2001, the Company was in default with certain covenants of its loan agreement with Bank of America National Trust and Savings Association. Bank of America waived the default as of September 30, 2001 and the Company and Bank of America amended the loan agreement to provide for, among other modifications, a reduction in the total facility from $15,000,000 to $9,977,356 and an increase in the inherent rate by two percent per annum. The credit facility with Bank of America expires on August 1, 2002.


NOTE 5 - SUBSEQUENT EVENT

      On October 11, 2001, the Company cancelled 932,900 shares of its common stock held as treasury stock. The cancellation of the treasury stock, totaling $15,261,050, reduced common stock and additional paid-in capital, by $9,329 and $15,251,721, respectively.

NATIONAL  R.V.  HOLDINGS,  INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Changes

     On September 26, 2001, Gary N. Siegler, the Company's Chairman of the Board and Chief Executive Officer, resigned as an officer and director of the Company to pursue other business opportunities. The Board of Directors appointed Bradley
C. Albrechtsen, the Company's former Chief Financial Officer, as its Chief Executive Officer. In addition, the Company appointed Doy B. Henley, a current director, as its Chairman of the Board and Mark D. Andersen, the former Senior Vice President and Controller of the Company's Country Coach, Inc. subsidiary, as its Chief Financial Officer. Robert B. Lee, the Company's President and Chief Operating Officer and Wayne M. Mertes, the CEO of the Company's National R.V., Inc. subsidiary, retired from their executive positions. Messrs. Lee and Mertes will continue to serve as consultants to, and directors of, the Company.

Disclosure Regarding Forward Looking Statements

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, the cyclical nature of the recreational vehicle industry; seasonality and potential fluctuations in the Company's operating results; the Company's dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; product liability; and dependence on certain dealers and concentration of dealers in certain regions. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.


Liquidity and Capital Resources

         At September 30, 2001, the Company had working capital of $67.9 million compared to $76.1 million at December 31, 2000.

         Net cash used in operating activities was $17.0 million for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $17.3 million for the comparable period last year. The change was due primarily to a $21.2 million increase in inventories at September 30, 2001, compared to a $3.5 million decrease in inventories last year, and a net loss of $7.9 million for the period compared to income of $10.4 million for last year.

         Cash used in investing activities was $3.9 million for the nine months ended September 30, 2001 compared to $11.9 million for the comparable period last year. The change was due primarily to a decrease in expenditures on property, plant and equipment in the first nine months of 2001.

         Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2001 compared to net cash used in financing activities of $15.2 million for the comparable period last year. The difference was due primarily to the Company borrowing $5.0 million under its line of credit during the first nine months of 2001, and the Company using cash to repurchase 932,900 shares of its stock during the first nine months of 2000.

         The Company believes the combination of internally generated funds and existing capital, together with funds available under its credit facility, will be sufficient to meet the Company's planned capital and operational requirements for at least the next 24 months.


Results of Operations

         Net sales of $66.9 million for the quarter ended September 30, 2001 represent a decrease of $17.1 million or 20.3% from the same quarter last year, attributable to production problems related to the dramatic model year changes implemented at the Company's National RV motorhomes division, in addition to an industry-wide slowdown in recreational vehicle shipments. For the nine months ended September 30, 2001, net sales of $210.3 million represent a decrease of $58.2 million, or 21.7% compared to the same period last year, reflecting an industry slowdown. The Company shipped 743 coaches on diesel chassis during the first nine months, 278 less than last year for the same period. The unit decrease was partially offset by an increase average price of diesel products of 10.5% to $183,300, resulting in a 19.6% decrease in net sales from diesel products. The Company shipped 706 gas motor homes during the first nine months, 546 less than last year for the same period, a decrease of 43.6%. Unit sales of the Company's towable products increased 175.0% to 990 units from 360 units for the same period last year.

         Cost of goods sold for the quarter ended September 30, 2001 decreased by $3.8 million or 5.1% from the comparable period last year. The decrease was due to the drop in sales offset by increases in costs due to National RV motorhomes division production problems referred to above, National RV warranty and recall expenses, inefficiencies attributable to operating at reduced production levels, and continued sales discounting. As a result of these current operating issues, the gross profit margin decreased to -5.2% for the current period as compared to 11.6% for the same period last year. Cost of goods sold for the first nine months of 2001 decreased 12.0% to $206.1 million from $234.3 million for the same period last year. The decrease was due to the drop in sales partially offset by increases in costs as described above. As a result of these current operating issues, the gross profit margin for the nine months decreased to 2.0% compared to 12.8% for the same period last year.

         Selling expenses for the three months ended September 30, 2001 increased to $4.0 million, an 8.7% increase from the same period last year. For the nine months ended September 30, 2001, selling expenses increased to $10.3 million, a 0.9% increase from the same period last year. As a percentage of net sales, selling expenses increased to 4.9%, from 3.8% for the same period last year due to lower sales over which to spread the fixed selling expenses.

         General and administrative expenses for the three months ended September 30, 2001 increased to $2.4 million, a 13.6% increase from the same period last year. For the nine months ended September 30, 2001, general and administrative expenses decreased to $7.2 million, a 0.6% decrease from the same period last year. As a percentage of net sales, general and administrative expenses increased to 3.4%, from 2.7% for the same period last year due to lower sales over which to spread the fixed general and administrative expenses.

         Other income for the three months ended September 30, 2001 and September 30, 2000 was $0.1 million. For the nine months ended September 30, 2001, other income decreased to $0.5 million, from $0.6 million for the same period last year.

         Benefit for income taxes for the three and nine months ended September 30, 2001 were $(3.7) million and $(4.9) million, respectively. The effective tax rate for the nine months ended September 30, 2001 was 38.2% compared to 38.1% for the same period last year.

         As a result, net loss for the three and nine months ended September 30, 2001 was $(6.1) million and $(7.9) million, compared to net income of $2.5 million and $9.6 million, respectively, for the same periods last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

         Information about market risks for the nine months ended September 30, 2001 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for 2000.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.     Exhibits

           10.1  Amendment No. 3 to Business Loan Agreement dated
                 November 1, 2001 between Bank of America, N.A. and the Company.

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

                                                 NATIONAL R.V. HOLDINGS, INC.
                                                 ----------------------------
                                                          (Registrant)

         Date: November 13, 2001                 By /s/ MARK D. ANDERSEN

                                                 Mark D. Andersen
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                  Finance Officer)