Form 10-K
period 2001-12-31
NATIONAL RV HOLDINGS INC
filed 2002-04-01
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the year ended December 31, 2001
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-22268

                          NATIONAL R.V. HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)
                  Delaware                            No. 33-0371079
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)
 3411 N. Perris Blvd., Perris, California                  92571
 ----------------------------------------               -----------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (909) 943-6007

           Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share         New York Stock Exchange
-------------------------------------- ---------------------------------------
           (Title of class)          (Name of each Exchange on which registered)

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

                           Yes  X               No
                               ---                 ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 1, 2002 was approximately $89,840,000.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2002, was 9,718,605.

Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days of December 31, 2001.

                                TABLE OF CONTENTS


PART I........................................................................3
  Item 1.  Business...........................................................3
  Item 2.  Properties........................................................14
  Item 3.  Legal Proceedings.................................................15
  Item 4.  Submission of Matters to a Vote of Security Holders...............15

PART II......................................................................16
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters...........................................................16
  Item 6.  Selected Financial Data...........................................16
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................18
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk........27
  Item 8.  Financial Statements and Supplementary Data.......................28
  Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure..............................................28

PART III.....................................................................29
  Item 10. Directors and Officers of the Registrant..........................29
  Item 11. Executive Compensation............................................29
  Item 12. Security Ownership of Certain Beneficial Owners and Management and
           Related Stockholder Matters.......................................29
  Item 13. Certain Relationships and Related Transactions....................29

PART IV......................................................................30
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...30
  SIGNATURES.................................................................31

                                     PART I

Item 1.  Business

General

     National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. From its Perris, California facility, the Company designs, manufactures and markets National R.V., Inc. ("NRV") Class "A" motorhomes under brand names including Tradewinds, Dolphin, Sea Breeze, and Islander, and travel trailers under brand names including Sea Breeze, Palisades, Splash, Rage'n, and Blaze'n. From its Junction City, Oregon facility, the Company designs, manufactures and markets Country Coach, Inc. ("CCI") high-end (Highline) Class "A" motorhomes under the brand names including Affinity, Allure, Intrigue, Lexa and Magna, and bus conversions under the Country Coach Prevost brand, though the bus conversion will be discontinued in 2002. The Company, which began manufacturing recreational vehicles ("RVs") in 1964, is the fifth largest domestic manufacturer of Class A motorhomes and sells its motorhomes and travel trailers through a network of approximately 172 dealer locations in 40 states and Canada.

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

Trends and Demographics

     According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 2001 decreased 14.4% to 256,800 from 300,100 in 2000. The aggregate wholesale value of these 2001 shipments was approximately $6.9 billion, with Class A motorhomes comprising $3.5 billion or 51% of the total and travel trailers comprising $2.4 billion or 35% of the total. Unit shipments of Class A motorhomes in 2001 decreased 18.5% to 33,400 from 41,000 in 2000. The average wholesale price of Class A motorhomes increased 11.0% in 2001 to $104,386 from $94,003 in 2000. Unit shipments of travel trailers decreased 11.3% in 2001 to 156,900 from 176,800 in 2000. The average wholesale price of conventional travel trailers increased 4.3% in 2001 to $12,269 from $11,763 in 2000, while the average wholesale price of fifth-wheel travel trailers increased 8.6% to $20,670 in 2001 from $19,032 in 2000.

     While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has undergone a consolidation. Between 1992 and 2001, the number of Class A motorhome manufacturers declined from 45 to 28. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 82.5% to 91.7%.

     RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a University of Michigan study, approximately 6.9 million households (or 7.6% of all households) in the United States owned RVs in 2001, up from 6.4 million in 1997, 5.8 million in 1993 and 5.8 million in 1988. In addition, the study indicated that 59% of all current RV owners and 31% of all former RV owners plan to purchase another RV in the future. This study further indicated that 67% of all future RV purchases will be used RVs (RVIA and market share statistics reflect new product sales only) with 32% of these used RVs older than 15 years.

    Ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 13.7% of households in this category owning RVs. The number of households in this group, which constitutes the Company's primary target market, is projected to grow by 6.4 million households, or 45% from 2001 to 2010 as compared to total growth of 10.5 million households, or 10.0%. Baby Boomers are defined as those born between the years 1946 and 1964, and thus the leading edge of the Baby Boomer generation began turning 50 in 1996. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 50 to 65 age group for RV sales, they represent the potential for a secular uptrend in the RV industry.

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

     Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers fifteen distinct lines of RVs, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $12,000 to $1,200,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

     Expanded Manufacturing Capacity and Vertically Integrated Manufacturing Processes. The Company has expanded certain of its manufacturing facilities in order to increase its production flexibility and substantially increase overall production volume to meet demand and anticipated growth. The Company designs and manufactures a significant number of the components used in the assembly of its products, rather than purchasing them from third parties. The Company believes that its vertically integrated manufacturing processes allow it to achieve cost savings and better quality control. The Company's in-house research and development staff and on-site component manufacturing departments enable the Company to ensure a timely supply of necessary products and to respond rapidly to market changes.

     Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 2001, the Company was the third largest manufacturer of Highline motorhomes, with approximately 16.8% of this market, up from 16.4% in 2000. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products while reducing its costs, and expanding its production capacity in order to target the market's growing population and satisfy the desire of many current RV owners to purchase more upscale vehicles.

Products

     The Company's product strategy is to offer the highest value RVs across a wide range of retail prices to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. National RV currently manufactures Class A motorhomes under Tradewinds, Dolphin, Sea Breeze, and Islander brand names and travel trailers under the Sea Breeze, Palisades, Splash, Rage'n, and Blaze'n brand names. Country Coach currently manufactures Highline Class "A" motorhomes under the brand names including Affinity, Allure, Intrigue, Lexa and Magna, and bus conversions under the Country Coach Prevost brand, though the bus conversion will be discontinued in 2002.

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

     Lexa. To a significant extent custom, inside and out, the Lexa is available in 42' and 45' lengths with double or triple slide-outs. Built on the DynoMax chassis with independent front suspension and a liftable tag axle, the Lexa is equipped with the Caterpillar C-15 515 HP diesel engine teamed with Allison's 4000MH transmission. Along with numerous choices, the Lexa offers the newest technologies, like a 42" plasma color matrix television screen which folds out of sight with an electronic TV lift when not in use; a vacuum formed, sculpted dash with "Soft Touch" covering; optional CompuDigital dash; and new On-Q positioning adjustable gauge panel for individual viewing comfort. The driver's panel also features a fully interactive Coach Command monitoring system. Suggested retail pricing for the Lexa starts at $682,000. The Lexa debuted in 2001.

     Affinity. The 40' and 42' Affinity is powered by the Caterpillar C-12 505 HP engine teamed with Allison's 4000MH transmission. This engine has 1550 lb-ft of torque at 1200 RPM. Built on the DynoMax chassis, the all fiberglass coach features independent front suspension, ABS brakes, front disc brakes, IPD sway bar and liftable tag axle. Among the chassis' attributes are a longer wheelbase (for enhanced driveability), shorter front and rear overhang and V-weight distribution (the distribution of the weight of the house and the storage bays down toward the center of the coach). An interducted triple roof air system, a
12.5 kw diesel generator on electric rollout tray, and over-the-road air conditioning are among the many special features. Six designer-coordinated interior packages (or option to customize) and dual slide-out floorplan combinations offer significant opportunities for personalization. Custom exterior graphics ensure a unique and attractive exterior. Suggested retail prices for the Affinity start at $526,000. The Affinity was introduced in 1991.

     Magna. Available in 40' and 42' lengths with dual slide-outs floorplans, this motorcoach is built on the DynoMax chassis with independent front suspension driveability. The Caterpillar C-12 505 HP diesel engine teamed with Allison's 4000MH transmission powers it. Six designer coordinated interior packages (buyers may also modify a standard scheme or significantly customize) complement the fiberglass exterior with 4 exterior paint graphic packages. A 42" swing down TV with plasma display, vacuum formed cab overhead and burlwood dash panels, concealable color back-up monitor, over-the-road air conditioning with individual controls, an interducted roof air system, and a 12.5 kw diesel generator on a convenient electric roll-out tray are among the special features. Suggested retail prices for the Magna start at $424,000. The Magna was introduced in 1991.

     Intrigue. Built on the DynoMax chassis, the Intrigue features independent front suspension, ABS brakes, and an IPD sway bar for an enviable drive. It is available in 32', 36' and 40' lengths. This diesel pusher is powered by the Cummins ISL 370 HP engine, or optional 400 HP diesel engine which delivers 1200 lb-ft torque at 1300 RPM. The fiberglass exterior features painted exterior graphics including full body paint with complete clear coat protection. Special features include a concealable color back-up monitor, burlwood dash panels, a digital power package, 8.0 kw "quiet" diesel generator, automatic low-voltage generator start, and hydronic heating system. Custom crafted cabinetry is standard in each of the single, dual, Grand Opening dual living room slide-outs and triple slide-out floorplans. Suggested retail prices for the Intrigue start at $278,000. The Intrigue was introduced in 1994.

     Allure. Available in 32', 36' and 40' lengths, this diesel pusher motorcoach is built on the DynoMax chassis. It is powered by the Cummins Interact System (ISC) 350 HP diesel engine teamed with Allison's 3000MH transmission (or opt for the ISC 370 HP engine). The fiberglass exterior, with its painted graphics, including full body paint, complete clear coat protection and bus-style aerodynamics, is complemented by four designer coordinated interior packages. Among the Allure's special features are: burlwood dash panels, automatic low-voltage generator start, 8.0 kw "quiet" diesel generator, and a full awning patio package. Single, dual, Grand Opening dual living room slides and triple slide-out floorplan arrangements are available. Suggested retail prices for the Allure start at $244,000. The Allure was introduced in 1995.

     Country Coach Prevost XLII Conversion. This completely customized bus, billed as the ultimate in mobile livability, is built on the 40' and 45' LeMirage XLII Prevost chassis. Fully custom interiors are equaled by multi-color custom exterior graphics with clear coat. The coach offers custom modifications, CompuDigital dash, optional GPS navigation system, concealable color back-up monitor, computerized touch pad switching, computerized air leveling, and a 42" plasma display that folds neatly away into the ceiling when not in use. Slide room floorplans expand the interior living space. Suggested retail prices for the XLII start at $967,000. The Country Coach Prevost Conversion was introduced in 1979. However, the Company has announced that it intends to discontinue this product in 2002 in order to focus additional Junction City facility resources on the manufacturing of entry-level luxury motorcoaches.

     Islander. The 40' Islander is a luxury, bus-style diesel pusher built on the Country Coach Dynomax 10TDX chassis, offering considerable strength in addition to features like a 400 HP Cummins diesel engine, independent front suspension, and high tow ratings. The Islander features large double slide rooms that add approximately 45 square feet of additional living space. This motorhome receives intricate full exterior paint designs, in addition to luxury interior appointments like Ultraleather and upgraded electronics. Suggested retail prices for the Islander start at $255,000. The Islander debuted in 1999.

     Tradewinds. The Tradewinds nameplate is found on two motorhome incarnations, each with a different offering of features and options. The Tradewinds LTC is available in 37' to 39' floorplans and will soon be built on the Country Coach Dynomax 8TDX chassis. The Tradewinds LTC (Luxury Touring Class) features an extensively upgraded diesel chassis from its sister product, the Tradewinds LE. These upgrades include a more powerful engine, greater storage space and independent front suspension. Featuring many luxury appointments in addition to full body paint, the Tradewinds LTC is both upscale and affordable. The more economical Tradewinds LE is available in four floorplans on a diesel-powered chassis. The Tradewinds LE features a superior diesel chassis when compared with other "entry diesel" products. These chassis features include a raised rail chassis design and independent front suspension. Each Tradewinds model is a full-basement, bus-style motorhome with automatic double slide-out features that expand the interior of the motorhome to add additional living space. Depending on the model, Tradewinds are produced in 35 to 39 foot lengths and are available with a choice of cherry, walnut or maple interiors. Suggested retail prices for the Tradewinds start at $170,000.

     Dolphin. The Dolphin is available in three floorplans, and is built exclusively on Workhorse's W-22 gas-powered chassis. The first RV manufacturer to bring this chassis to market, National RV debuted this chassis in the 2002 Dolphin. These models are full-basement, bus-style motorhomes. All models have automatic double slide-out features that expand the interior of the motorhomes and add additional living space. The Dolphin LX is an upgraded Dolphin, offering certain distinct features, exterior styling and floorplans. Many optional
Dolphin features become standard on the Dolphin LX, and the LX features many items not available on the standard Dolphin. Many items found on the Dolphin LX are usually reserved for higher-priced diesel motorhomes. The Dolphin products are produced in 34 to 35 foot lengths. Suggested retail prices for the Dolphin start at $114,000. The Class A Dolphin motorhome was introduced in 1985.

     Sea Breeze. The Sea Breeze is a moderately priced, bus-style motorhome, built on a Ford gas-powered chassis. A full-height motorhome, the Sea Breeze offers considerable basement storage. The Sea Breeze features Corian(R) countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze is 30 feet in length. Also offered under the Sea Breeze name is the Sea Breeze LX. The Sea Breeze LX includes automatic double slide-out features that expand the interior of the motorhomes and create additional living space, in addition to many upgrades not available in the standard Sea Breeze. The Sea Breeze LX models are produced in 31 to 34 foot lengths. Suggested retail prices for the Sea Breeze start at $83,000. The Class A Sea Breeze product was introduced in 1992.

     Palisades Fifth-Wheel Travel Trailer. The Palisades fifth-wheel travel trailer comes in four, triple-slide floorplans ranging from 33 to 36 feet in length. All floorplans feature a choice of oak or maple interiors, and many other amenities. Suggested retail prices start at $60,000. The Palisades was introduced in 1999.

     Sea Breeze Fifth-Wheel Travel Trailer. The Sea Breeze fifth-wheel travel trailer comes in three floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 33 to 36 foot lengths. Suggested retail prices start at $52,000. The Sea Breeze fifth-wheel trailer was introduced in 1995.

     Blaze'n Travel Trailer. The Blaze'n is a dual purpose conventional travel trailer and contains capacity for hauling ATVs or small watercraft while providing all of the comfort and roominess of a full-size RV. Suggested retail prices for the Blaze'n start at $26,000. This product was introduced in 2001.

     Rage'n Travel Trailer. The Rage'n is a ramp travel trailer with both conventional and fifth-wheel floorplans and contains cargo capacity for hauling ATVs or small watercraft. Suggested retail prices for the Rage'n start at $16,000. This product was introduced in 2000.

     Splash Travel Trailer. The Splash is an entry-level travel trailer with both conventional and fifth-wheel floorplans. Suggested retail prices for the Splash start at $12,000. This product line debuted in 2000.

Planned Product Introductions and Discontinuations

     During 2002, the Company plans to introduce new floorplans and lounge slides in its existing products to target certain market niches not previously represented. Also, the Company plans to increase its paint capacity, to increase its offering of NRV painted diesel products, as well as to expand its production and use of DynoMax chassis for certain NRV products. In addition, the Company is discontinuing its luxury Prevost bus conversion business in order to focus additional Junction City facility resources on the manufacturing of entry-level luxury motorcoaches. The limited profitability and declining volume of the bus conversions, and the need to maximize limited manufacturing capacity to fulfill the stronger demand for CCI's more profitable luxury coaches all contributed to this decision.

Distribution and Marketing

     The Company markets NRV products through a network of approximately 110 class A and 78 towable dealer locations in 39 states and Canada. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 21 dealer locations in 14 states. Overall, the Company markets its NRV and CCI products through a network of approximately 172 distinct dealer locations in 40 states and Canada. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required and the tendency of Highline customers to make destination-type purchases, meaning show, rally and RV park purchases. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has outstanding facilities and service programs.

     The Company generally promotes its products through visits to dealers, attendance at industry shows, direct mail promotions, corporate newsletters, press releases, trade and consumer magazine advertising, RV owner rallies, and its in-house magazine publication. From time to time, the Company also offers dealer or consumer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors Islanders and Country Coach International clubs for owners of the Company's products. The clubs publish newsletters on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company's sales representatives and, in response, the Company implements changes in the design, decor and features of its products.

     Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and if the "floor plan" lender has repossessed the unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 2001, the Company's contingent liability under these agreements was approximately $98.5 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.

     Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the deferral of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

Manufacturing Facilities and Production

     The Company owns and operates manufacturing facilities in Perris, California, and Junction City, Oregon. In January 2001, NRV completed the acquisition of a 10-bay service and parts distribution center in Lakeland, Florida. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 409,000 square feet located on approximately 69 acres in Junction City.

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

     Among other items, the Company fabricates, molds and finishes fiberglass to produce its front-end and rear-end fiberglass components, manufactures its own walls and roofs, assembles sub-floors and molds plastic components. In addition to assembling its vehicles and installing various options and accessories, the Company manufactures the majority of the installed amenities such as cabinetry, draperies, showers and bathtubs. After purchasing the basic chair and sofa frames, the Company also manufactures most of the furniture used in its motorhomes. The Company believes that by manufacturing these components on site, rather than purchasing them from third parties, the Company achieves cost savings, better quality control and timely supply of necessary components. Chassis for certain of the Company's coaches, plumbing fixtures, floor coverings, hardware and appliances are purchased in finished form from various suppliers.

     The Company generally operates one production shift for most assembly activities. However, certain support activities operate multiple shifts.

     The Company purchases the principal raw materials and certain other components used in the production of its RVs from third parties. Other than the chassis and chassis components, these components and raw materials typically have short delivery lead times. With the exception of the chassis, these materials, including plywood, lumber and plastic are generally available from numerous sources, and the Company has not experienced any significant shortages of raw materials or components.

Product Development

     The Company utilizes research and development staff that concentrates on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps, storage doors, and dashes are produced and tested. New product prototypes are produced both off-line as well as directly on the production line. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Total research, development and engineering expenses were $6,195,000, $5,973,000, and $4,087,000 for the years ended December 31, 2001, 2000 and 1999, respectively, of which research and development expenses alone were $1,721,000, $2,161,000, and $1,603,000, respectively.

Arrangements with Chassis Suppliers

     The Company's NRV subsidiary purchases gasoline-powered chassis that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation, Spartan Motor Corporation, and from the Junction City facility. The Company's CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Prevost Conversions, which utilize a Prevost bus shell. The Company's agreements with the chassis suppliers generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The chassis purchase agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time experiences short-term shortages of chassis.

Backlog

     The Company's backlog of orders was $80.1 million as of March 1, 2002 and $62.3 million as of March 1, 2001. All backlog orders are subject to cancellation or postponement. To the extent not canceled or postponed, the Company expects that its backlog as of March 1, 2002 will be filled within 45 to 90 days.

Competition

     The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 55.9% and 52.7% of total retail units sold in the Class A motorhome market during 2001 and 2000, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product sales increased from 1.9% in 1992 to 3.4% in 1993, 4.0% in 1994, 4.2% in 1995, 6.1% in 1996, 7.8% in 1997, 8.2% in 1998, 8.2% in 1999, and decreased to
7.4% in 2000 and 6.7% in 2001.

Regulation

     The Company is subject to federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components that have been promulgated thereunder by the Department of Transportation. Certain states require approval of coach designs and provide tags proving compliance before coaches can be sold into that state. The Company complies with these reviews where needed. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles that contain certain hazards or defects. The Company has from time to time instituted voluntary recalls of certain motorhome units. Future recalls of the Company's vehicles, voluntary or involuntary, could have a material adverse effect on the Company. The Company is also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Federal and state authorities have various environmental control standards relating to air, water, and noise pollution and hazardous waste generation and disposal that affect the business and operations of the Company. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards. The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration ("OSHA"), which regulate workplace health and safety. Representatives of OSHA and the RVIA periodically inspect the Company's plants.

Product Warranty

     The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company's warranties are chassis manufactured by third parties and certain other specified components that are warranted by the Company's suppliers of these items. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty terms are as follows:
        o CCI motorhomes - One year
        o NRV motorhomes - One year or 18,000 miles
        o DynoMax chassis - Two years
        o Travel trailers - Two years
        o Fifth wheels - Limited one-year/five-year
        o CCI Structural welding - Five years or 50,000 miles

     The Company's warranty reserve was $13.0 million at December 31, 2001, which the Company believes is sufficient to cover warranty claims.

Intellectual Property

     NRV's Dolphin, DuraFrame, Islander, Marlin, Palisades, Sea Breeze, Sea View National R.V. (Logo), Sea View, Surf Side, Tradewinds, and Tropi-Cal trademarks, and CCI's Affinity, Allure, Concept, Country Camper, Country Coach, Country Coach Destinations, DynoMax, Great Room, Intrigue, Magna, and Max trademarks are registered with the United States Patent and Trademark Office and are material to the Company's business. In addition, the Company has two patents for RV subfloors and exterior doors.

Product Liability and Insurance

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

Employees

     As of February 25, 2002, the Company employed a total of 1,854 people, of which 1,647 were involved in manufacturing, 54 in administration, 81 in research, development and engineering, and 72 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2. Properties

     The Company owns and operates manufacturing facilities in Perris, California, and Junction City, Oregon. In January 2001, NRV completed the acquisition of a 10-bay service and parts distribution center in Lakeland, Florida. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 409,000 square feet located on approximately 69 acres in Junction City. A portion of CCI's facilities representing 298,000 square feet is being leased under an agreement expiring in October 2005 (currently in the second of three separate five-year lease periods, all at fair market value).

     The Company believes that present facilities are well maintained and in good condition. The plants are currently operating at approximately 60% capacity.

Item 3.  Legal Proceedings

     In addition to routine litigation and claims incidental to the Company's business, on August 24, 1999, four former sales representatives of NRV sued NRV in Riverside County, California Superior Court asserting age discrimination and related claims arising out of their employment with NRV. The four plaintiffs seek unspecified amounts for wages from the date of separation to an unspecified future date, punitive damages and attorney's fees. On November 9, 1999, the Company filed an answer denying the allegations and asserting various affirmative defenses thereto. The Company intends to continue to defend this matter vigorously. An ultimate adverse decision against the Company could have a material adverse impact on the Company's financial condition.

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

                2001                                 High          Low
                ----                                 ----          ---
         First Quarter                             $ 13.78      $  8.42
         Second Quarter                              15.10         7.94
         Third Quarter                               15.10         8.50
         Fourth Quarter                              10.14         7.80

                2000                                 High          Low
                ----                                 ----          ---
         First Quarter                             $ 19.63      $ 12.63
         Second Quarter                              16.31         8.13
         Third Quarter                               10.75         8.00
         Fourth Quarter                              11.69         7.75

     On March 1, 2002, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $10.00 per share. As of March 1, 2002, there were approximately 82 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

     The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The current agreement with Bank of America, N.A. does not restrict the declaration and payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." However, future credit facilities, which the Company may enter into, may restrict the Company for declaring and paying dividends.

Item 6.  Selected Financial Data

     The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 2001, 2000 and 1999 and the selected balance sheet data as of December 31, 2001 and 2000 are derived from the Company's audited consolidated financial statements that are included elsewhere herein. The selected income statement data for the years ended December 31, 1998 and 1997 along with the balance sheet data as of December 31, 1999, 1998 and 1997 are derived from the audited consolidated financial statements of the Company which are not included herein.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                (In thousands, except per share and unit amounts)

                                         Years Ended December 31,
                           -----------------------------------------------------
                            2001        2000       1999       1998       1997
                           ------      ------     ------     ------     ------
Operations Data:
Net sales .............  $ 280,015   $ 348,846   $419,421  $ 360,326  $ 285,951
Cost of sales .........    275,648     308,216    348,592    302,098    245,763
  Gross profit ........      4,367      40,630     70,829     58,228     40,188
Selling expenses ......     14,068      14,111     11,437     11,154      9,518
General and admin-
  istrative expenses ..      8,765       9,138      7,214      6,586      5,649
Amortization of
  intangibles .........        413         413        413        413        413
  Operating (loss)
    income ............    (18,879)     16,968     51,765     40,075     24,608
Interest (income)
  expense, net ........       (420)     (1,200)    (1,379)      (280)       222
Other financing
  related costs .......         -           -          -         213        113
Loss (gain) on
  disposal of land
  and equipment .......        (71)        135       (432)        -          -
  (Loss) income before
    income taxes and
    cumulative effect
    of change in
    accounting
    principle .........    (18,388)     18,033     53,576     40,142     24,273
(Benefit) provision
  for income taxes ....     (6,927)      6,864     20,625     16,033      9,767
  (Loss) income before
    cumulative effect
    of accounting
    change ............    (11,461)     11,169     32,951     24,109     14,506
Cumulative effect of
  change in accounting
  principle,
  net of tax ..........         -       (1,213)        -          -          -
  Net (loss) income ...  $ (11,461)   $  9,956   $ 32,951   $ 24,109   $ 14,506

Basic (loss) earnings
  per common share:
  (Loss) income before
    cumulative effect
    of accounting
    change ............   $  (1.18)   $   1.14    $  3.16    $  2.35    $  1.55
  Cumulative effect of
    accounting change .         -        (0.12)        -          -          -
    Net (loss) income .   $  (1.18)   $   1.02    $  3.16    $  2.35    $  1.55
Diluted (loss) earnings
  per common share:
  (Loss) income before
    cumulative effect
    of accounting
    change ............   $  (1.18)   $   1.11    $  2.95    $  2.11    $  1.40
  Cumulative effect of
    accounting change .         -        (0.12)        -          -          -
    Net (loss) income .   $  (1.18)   $   0.99    $  2.95    $  2.11    $  1.40

Weighted average number
  of common shares
  outstanding:
  Basic ...............      9,683       9,743     10,430     10,263      9,365
  Diluted .............      9,683      10,086     11,178     11,423     10,390

Other Data:
Class A units sold ....      1,957       2,852      3,951      3,652      3,039
Travel Trailers sold ..      1,400         553        431        410        258

                                                December 31,
                            2001        2000       1999       1998       1997
                           ------      ------     ------     ------     ------
Balance Sheet Data:
Total assets ..........  $ 163,094   $ 155,674   $159,214  $ 117,739  $  87,204
Working capital .......     65,529      76,063     91,916     63,480     39,271
Long-term debt ........         43          64         84      1,700      6,703
Stockholders' equity ..    114,412     125,293    130,566     94,489     60,958

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This analysis of the Company's financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment were present, the Company would evaluate the carrying value of property and equipment and intangibles, including goodwill, in relation to estimates of future undiscounted cash flows of the underlying business, which are based on judgment and assumptions.

Warranty. The Company's warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, the Company's recall reserve is established, as necessary, based on management's estimate of the cost per unit to remedy the problem and the estimated number of units that will ultimately be brought in for the repair. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty costs that it has in the past. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company's operating results for the period or periods in which such claims or additional costs materialize.

Revenue Recognition. Beginning with the year 2000, motorhome and towables sales are recorded by the Company when accepted by the dealer rather than at the time of shipment as in prior years. This change in accounting principle was made to implement SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Legal   Proceedings.   The  Company  is  currently  involved  in  certain  legal
proceedings and has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling the Company's defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. In addition to routine litigation and claims incidental to the Company's business, on August 24, 1999, four former sales representatives of NRV sued NRV in Riverside County, California Superior Court asserting age discrimination and related claims arising out of their employment with NRV. The four plaintiffs seek unspecified amounts for wages from the date of separation to an unspecified future date, punitive damages and attorney's fees. On November 9, 1999, the Company filed an answer denying the allegations and asserting various affirmative defenses thereto. The Company intends to continue to defend this matter vigorously. An ultimate adverse decision against the Company could have a material adverse impact on the Company's financial condition.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statement of Income:

                                                 Percentage of Net Sales
                                                 Years Ended December 31,
                                               ----------------------------
                                                 2001      2000      1999
                                               --------  --------  --------
Net sales ..................................     100.0%    100.0%    100.0%
Cost of sales ..............................      98.5      88.4      83.1
                                                 -----     -----     -----
Gross profit ...............................       1.5      11.6      16.9
Selling ....................................       5.0       4.0       2.8
General and administrative .................       3.1       2.6       1.7
Amortization of intangibles ................       0.1       0.1       0.1
                                                 -----     -----     -----
Operating (loss) income ....................      (6.7)      4.9      12.3
Interest (income) ..........................      (0.2)     (0.3)     (0.3)
Other ......................................       0.0       0.0      (0.2)
                                                 -----     -----     -----
(Loss) income before income taxes and
  cumulative effect of change in accounting
  method ...................................      (6.5)      5.2      12.8
(Benefit) provision for income taxes .......      (2.4)      2.0       4.9
                                                 -----     -----     -----
(Loss) income before cumulative effect of
  change in accounting method ..............      (4.1)      3.2       7.9
Cumulative effect of change in accounting
  method ...................................        -       (0.3)       -
                                                 -----     -----     -----
Net (loss) income ..........................      (4.1)      2.9       7.9
                                                 -----     -----     -----

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales in 2001 decreased by $68.8 million to $280.0 million, or 19.7%, from $348.8 million in 2000. The decline in sales reflects an industry-wide slowdown in consumer demand for recreational vehicles. NRV's sales of Class A motorhomes decreased 792 units, or 34.7%, in 2001 to 1,489 units compared to 2,281 units in 2000, while the average sales price increased 4.0%. The decline in unit sales during 2001 was partially due to the Company's inability to meet demand for its painted diesel coaches due to restraints on paint capacity. CCI's unit sales decreased 103 units, or 18.0%, in 2001 to 468 units compared to 571 units in 2000, while the average price of these units increased 5.5%. Sales of travel trailers increased 847 units, or 153.2%, in 2001 to 1,400 units compared to 553 units in 2000, while the average sales price of these travel trailers decreased 33.9%. The increase in unit sales and decrease in average price reflects NRV's offering of additional entry-level towable products in 2001.

     Cost of goods sold in 2001 decreased by $32.6 million to $275.6 million, or 10.6%, from $308.2 million in 2000 resulting primarily from decreased net sales. Gross profit margin was 1.6% in 2001 compared to 11.6% in 2000. The decrease was due to: i) manufacturing inefficiencies attributable to operating at reduced production levels and NRV's switch to paint on all diesel products, ii) high discounts and rebates as manufacturers and dealers continued to adjust inventory levels to lower sales levels, and iii) increased warranty expense including expanded warranty reserves and recalls.

     Selling expenses in 2001 and 2000 were relatively flat at $14.1 million. As a percentage of net sales, selling expenses increased to 5.0% in 2001 from 4.0% in 2000 due to lower sales over which to spread the fixed selling expenses.

     General and administrative expenses in 2001 decreased by $0.3 million to $8.8 million, or 3.3%, from $9.1 million in 2000. As a percentage of net sales, general and administrative expenses increased to 3.1% in 2001 from 2.6% in 2000 due to lower sales over which to spread the fixed general and administrative expenses.

     Amortization of intangibles was $0.4 million in 2001 and 2000.

     As a result of the foregoing, 2001 resulted in an operating loss of $18.9 million, compared to operating income of $17.0 million in 2000. As a percentage of net sales, operating loss was (6.7)% in 2001 compared with 2000 operating income, which represented 4.9% of 2000 net sales.

     Other income, which includes net interest income, decreased by $0.6 million to $0.5 million in 2001 from $1.1 million in 2000.

     Benefit for income taxes in 2001 was $6.9 million, reflecting tax recoveries from the carryback of current year losses, while provision for income taxes in 2000 was $6.9 million, representing a $13.8 million decrease. The effective tax rate in 2001 was 37.7% compared to 38.1% in 2000.

     In 2000, the Company recorded a one-time adjustment for the cumulative effect of change in accounting method on prior years' earnings related to the timing of revenue recognition. The impact of this adjustment on 2000 earnings was $1.2 million.

     Based on the above, 2001 resulted in a net loss of $(11.5) million, compared to net income of $10.0 million in 2000, a decrease of $21.5 million. As a percentage of net sales, net loss was (4.1)% in 2001, compared with 2000 net income, which represented 2.9% of 2000 net sales.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales in 2000 decreased by $70.6 million to $348.8 million, or 16.8%, from $419.4 million in 1999. The decline in sales reflects an industry-wide slowdown in consumer demand for recreational vehicles. NRV's sales of Class A motorhomes decreased 1,052 units, or 32%, in 2000 to 2,281 units compared to 3,333 units in 1999, and the average sales price increased 7% reflecting a shift in demand to higher-priced motorhomes with slide-out rooms and more diesel-pusher motorhome sales. CCI's unit sales decreased 47 units, or 8%, in 2000 to 571 units compared to 618 units in 1999, while the average price of these units increased just 1%. Sales of travel trailers increased 122 units, or 28%, in 2000 to 553 units compared to 431 units in 1999, while the average sales price of these travel trailers decreased 20%. The increase in unit sales and decrease in average price reflects NRV's entry into the entry-level towable market in 2000.

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

     Selling expenses in 2000 increased by $2.7 million to $14.1 million, or 24%, from $11.4 million in 1999 primarily due to the increased promotional costs. As a percentage of net sales, selling expenses increased to 4.0% in 2000 from 2.8% in 1999.

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

     Other income, which includes net interest income, decreased by $0.7 million to $1.1 million in 2000 from $1.8 million in 1999.

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

     Based on the above, net income decreased $23.0 million, or 69.7%, to $10.0 million from $33.0 million in 1999. As a percentage of net sales, net income decreased to 2.9% from 7.9% in 1999.

Liquidity and Capital Resources

     During 2001, the Company financed its operations primarily through its existing working capital. At December 31, 2001, the Company had working capital of $65.5 million compared to $76.1 million at December 31, 2000. This decrease of $10.6 million was primarily due to a $16.7 million decrease in cash, and a $16.9 million increase in accounts payable, partially offset by a $21.7 million increase in inventory. Net cash used in operating activities was $12.6 million for the year ended December 31, 2001.

     During the year ended December 31, 2001, net cash used in investing activities was $4.5 million related almost entirely to capital expenditures, with approximately $2.1 million of the total relating to the purchase of the new service facility in Lakeland, Florida.

     During the twelve months ended December 31, 2001, net cash provided by financing activities was $0.5 million, mainly due to the proceeds from issuance of common stock.

     As of December 31, 2001, the Company had short-term debt of $20,000 and long-term debt of $43,000.

     For the year ended December 31, 2001, the Company incurred a net loss of $(11.5) million resulting in negative cash flows from operating activities of $(12.6) million and a reduction to working capital of $(10.5) million. The net loss was mainly attributable to: i) restraints on paint capacity (which limited the sales of National RV brand diesel motorhomes), ii) significant discounting to wholesale distributors, iii) increased warranty costs and iv) excess manufacturing capacity and related fixed costs caused by decreased volumes.

     The Company has a revolving credit facility of $9,977,356 with Bank of America, N.A. (BofA), of which $4,977,356 is reserved for a letter-of-credit, required by the State of California, serving as security for NRV's self-insured workers' compensation program. The remaining $5,000,000 is available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the bank's prime rate plus
4.0 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth and profitability. At December 31, 2001, no amounts were outstanding under this facility; however, the Company was in default with certain covenants of its loan agreement with BofA. The Company obtained a waiver of default from BofA as of December 31, 2001 which cures all defaults as of such date. However, the Company expects that it will not be in compliance with certain financial covenants contained in the credit facility as of the next measurement date, March 31, 2002. As a result, BofA may thereafter restrict the Company from borrowing any funds available under the facility, and there can be no assurance that the Company will be able to utilize the facility any longer. The Company is currently investigating other banks to replace this revolving credit facility which expires on August 1, 2002.

     Losses in the third quarter of 2001 caused the above referenced revolving credit facility to be reduced from $15,000,000. The combination of restricted credit availability, increases in certain categories of inventory and additional losses in the fourth quarter of 2001 led to significant cash reductions in the fourth quarter of 2001 and the first quarter of 2002. The Company has addressed the liquidity issue by stretching accounts payable, aggressively pursuing accounts receivable and reducing inventories. The Company has worked closely with its vendors during this time and expects to normalize the age of accounts payable within the second quarter. The Company is currently pursuing an alternative credit facility in the amount of $15,000,000. However, the Company expects to minimize its borrowing against any such new credit facility.

     In 2002, in order to achieve its goals of positive cash flows from operating activities, and a return to profitability, the Company intends to: i) complete the installation of additional paint booths within the first six months of 2002, ii) significantly reduce future price discounting, iii) ensure heightened quality assurance procedures, now in place, are being followed to lessen warranty costs and iv) normalize inventory levels. Even with the Company's current cash situation, the Company believes that the combination of internally generated funds and working capital will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months.

Effects of Inflation

     Management does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the full impact that adoption of this Standard will have on its consolidated financial statements. However, the Company does anticipate that operating expenses will be reduced by approximately $413,000 per year due to the discontinuance of goodwill amortization as required by the Standard.

     In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2001. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and APB Opinion 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB Opinion 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30 and to establish a single accounting model based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

Forward Looking Statements

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, factors set forth below. Additional information concerning risks and uncertainties may be identified from time to time in the Company's filings with the Securities and Exchange Commission (SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

Factors that May Affect Future Operating Results

     Potential Fluctuations in Operating Results. The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on the Company's products, the ability to utilize and expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company's overall gross margin on its products may decline in future periods to the extent the Company increases its sales of lower gross margin towable products or if the mix of motor coaches sold shifts to lower gross margin units. Due to the relatively high selling prices of the Company's products (in particular, its Highline Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

     Cyclicality and Seasonality. The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Concerns about the availability and price of gasoline, decreases in consumer confidence, increases in interest rates and reductions in available financing have had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company's products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

     Dependence on Certain Dealers and Concentration of Dealers in Certain Regions. For the year ended December 31, 2001, two dealers accounted for 13% and 11%, respectively, of the Company's annual net sales. Also, the Company's top ten dealers accounted for approximately 53%, 44% and 43% of the Company's annual net sales during the years ended December 31, 2001, 2000 and 1999, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, a significant portion of the Company's sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in such region could materially adversely affect the Company's sales.

     Dependence on Chassis Suppliers. One of the principal components used in the manufacture of motorhomes is the chassis, which includes the engine, drive train and other operating components. Although Country Coach manufactures chassis used in its products, the Company obtains the required chassis for most of its NRV Class A motorhomes from a limited number of manufacturers. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed five weeks and the RV industry as a whole has from time to time experienced temporary shortages of chassis. If any of the Company's suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

     Potential Liabilities Under Repurchase Agreements. As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to purchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The risk of loss, however, is spread over many dealers and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Although losses under these agreements have not been significant in the past, if the Company were obligated to repurchase a significant number of RVs in the future, it could result in losses and a reduction in new RV sales. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $98.5 million as of December 31, 2001.

     Competition. The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, are larger and have substantially greater financial and other resources than the Company. According to Statistical Surveys, Inc., the two largest motorhome manufacturers had sales aggregating
39.2% of industry-wide retail unit sales of Class A motorhomes for the year ended December 31, 2001. In addition, sales of used RVs provide competition to RV manufacturers.

     Government Regulation. The Company is subject to federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act") and the safety standards for RVs and components that have been promulgated thereunder by the Department of Transportation. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles that contain certain hazards or defects. The Company has from time to time instituted voluntary recalls of certain motorhome units. Future recalls of the Company's vehicles, voluntary or involuntary, could have a material adverse effect on the Company. The Company is also subject to federal and numerous state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws."

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

     Warranty Claims. The Company is subject to warranty claims in the ordinary course of its business. Although the Company maintains reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding the Company's current warranty expense levels could have a material adverse effect on the Company's results of operations and financial condition.

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

     The California Energy Crisis. NRV's manufacturing facilities are located in Southern California. California has been experiencing an energy crisis that has resulted in disruptions in power supply and increases in utility costs to consumers and businesses throughout the State. Should the energy crisis continue, NRV may experience power interruptions and shortages and be subject to costs and manufacturing inefficiencies associated with temporarily shutting down production. Although NRV has not experienced any material disruption to its business to date, if the energy crisis continues and power interruptions or shortages occur in the future, they may adversely affect the Company's business.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10.  Directors and Officers of the Registrant

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001, which information is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)  List of Documents filed as part of this Report

         1. Financial statements:
            Report of Independent Accountants................................32
            Consolidated Balance Sheets......................................33
            Consolidated Statements of Operations............................34
            Consolidated Statements of Cash Flows............................35
            Consolidated Statements of Stockholders' Equity..................36
            Notes to Consolidated Financial Statements.......................37

         2. Financial statement schedule
            Schedule II - Valuation and Qualifying Accounts................. 46
            All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits and Exhibit Descriptions
             3.1 The Company's Restated Certificate of Incorporation. (2)
             3.2 The Company's By-laws. (2)
             4.1 Specimen-Certificate of Common Stock. (1)
            10.1 1993 Stock Option Plan. (1)
            10.2 1993 Stock Option Plan. (2)
            10.3 1995 Stock Option Plan. (3)
            10.4 Rights Plan Agreement with Continental Stock Transfer & Trust
                 Company. (4)
            10.5 1996 Stock Option Plan. (5)
            10.6 1997 Stock Option Plan. (6)
            10.7 1999 Stock Option Plan, as amended and restated.
            21.1 List of Subsidiaries. (6)
            23.1 Consent of PricewaterhouseCoopers LLP
            ---------------
            (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993
                 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
            (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993
                 (File No. 33-72954).
            (3) Previously filed as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
            (4) Incorporated by reference from Form 8-A declared effective on August 26, 1996.
            (5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.
            (6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.

    (b)  Reports on Form 8-K:  None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NATIONAL R.V. HOLDINGS, INC.

Dated: March 22, 2002                     By   /s/ Mark D. Andersen
                                            ---------------------------
                                                   Mark D. Andersen,
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                    Finance Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Capacity in Which Signed              Date

/s/ Doy B. Henley               Chairman of the Board             March 25, 2002
---------------------------
     Doy B. Henley

/s/ Bradley C. Albrechtsen      Chief Executive Officer           March 25, 2002
---------------------------       and President (Principal
     Bradley C. Albrechtsen       Executive Officer)

/s/ Mark D. Andersen            Chief Financial Officer           March 22, 2002
---------------------------       (Principal Accounting
     Mark D. Andersen             and Financial Officer)

/s/ Stephen M. Davis            Director and Secretary            March 26, 2002
---------------------------
     Stephen M. Davis

/s/ Neil H. Koffler             Director                          March 22, 2002
---------------------------
     Neil H. Koffler

/s/ Robert B. Lee               Director                          March 22, 2002
---------------------------
     Robert B. Lee

/s/ Greg McCaffery              Director                          March 25, 2002
---------------------------
     Greg McCaffery

/s/ Wayne M. Mertes             Director                          March 23, 2002
---------------------------
     Wayne M. Mertes

REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 30 present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Irvine, California
February 1, 2002, except for Note 5,
as to which the date is March 26, 2002.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

                                                              December 31,
                                                           2001          2000
                                                        ---------     ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents ..........................  $      22     $  16,696
  Receivables, less allowance for doubtful
    accounts ($224 and $321, respectively) ...........     16,378        15,109
  Inventories ........................................     85,385        63,639
  Deferred income taxes ..............................      7,267         6,035
  Income taxes receivable ............................      6,688         1,964
  Prepaid expenses ...................................      1,647         2,100
                                                        ---------     ---------
    Total current assets .............................    117,387       105,543

Goodwill, net ........................................      6,126         6,539
Property, plant and equipment, net ...................     45,257        44,460
Other ................................................      1,012         1,096
                                                        ---------     ---------
                                                        $ 169,782     $ 157,638
                                                        =========     =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Book overdraft .....................................  $     608     $      -
  Current portion of long-term debt ..................         20            20
  Accounts payable ...................................     29,480        12,550
  Accrued expenses ...................................     21,750        16,910
                                                        ---------     ---------
    Total current liabilities ........................     51,858        29,480

Deferred income taxes ................................      3,469         2,801
Long-term debt .......................................         43            64
                                                        ---------     ---------
Total liabilities ....................................     55,370        32,345
                                                        ---------     ---------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
    authorized, 4,000 issued and outstanding .........         -             -
  Common Stock, $.01 par value, 25,000,000 shares
    authorized, 9,718,025 and 10,595,536 issued
    and outstanding, respectively ....................         97           106
    Additional paid-in capital .......................     33,128        47,800
    Retained earnings ................................     81,187        92,648
    Less cost of treasury stock - 932,900 shares .....         -        (15,261)
                                                        ---------     ---------
      Total stockholders' equity .....................    114,412       125,293
                                                        ---------     ---------
                                                        $ 169,782     $ 157,638
                                                        =========     =========


                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                  Year Ended December 31,
                                            -----------------------------------
                                               2001         2000         1999
                                            ---------    ---------    ---------
Net sales ................................  $ 280,015    $ 348,846    $ 419,421
Cost of goods sold .......................    275,648      308,216      348,592
                                            ---------    ---------    ---------
  Gross profit ...........................      4,367       40,630       70,829
                                            ---------    ---------    ---------
Selling expenses .........................     14,068       14,111       11,437
General and administrative expenses ......      8,765        9,138        7,214
Amortization of intangibles ..............        413          413          413
                                            ---------    ---------    ---------
  Total operating expenses ...............     23,246       23,662       19,064
                                            ---------    ---------    ---------
  Operating (loss) income ................    (18,879)      16,968       51,765

Interest income and other expense, net ...       (491)      (1,065)      (1,811)
                                            ---------    ---------    ---------
  (Loss) income before income taxes and
    cumulative effect of change in
    accounting principle .................    (18,388)      18,033       53,576
(Benefit) provision for income taxes .....     (6,927)       6,864       20,625
                                            ---------    ---------    ---------
  (Loss) income before cumulative effect
    of accounting change .................    (11,461)      11,169       32,951
  Cumulative effect of change in
    accounting principle, net of tax .....         -        (1,213)          -
                                            ---------    ---------    ---------
    Net (loss) income ....................  $ (11,461)   $   9,956    $  32,951
                                            =========    =========    =========
Earnings per common share:
Basic:
  (Loss) income before cumulative effect
    of accounting change .................  $   (1.18)   $    1.14    $    3.16
  Cumulative effect of accounting change .         -         (0.12)          -
                                            ---------    ---------    ---------
  Net (loss) income ......................  $   (1.18)   $    1.02    $    3.16
                                            =========    =========    =========
  Weighted average number of shares ......      9,683        9,743       10,430
                                            =========    =========    =========
Diluted:
  (Loss) income before cumulative effect
    of accounting change .................  $   (1.18)   $    1.11    $    2.95
  Cumulative effect of accounting change .         -         (0.12)          -
                                            ---------    ---------    ---------
  Net (loss) income ......................  $   (1.18)   $    0.99    $    2.95
                                            =========    =========    =========
  Weighted average number of shares ......      9,683       10,086       11,178
                                            =========    =========    =========




                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                  Year Ended December 31,
                                            -----------------------------------
                                               2001         2000         1999
                                            ---------    ---------    ---------

Cash flows from operating activities:
  Net (loss) income ......................  $ (11,461)   $   9,956    $  32,951
  Adjustments to reconcile net (loss)
    income to net cash (used in)
    provided by operating activities:
    Depreciation .........................      3,889        3,247        2,463
    Amortization of intangibles ..........        413          413          413
    (Gain) loss on asset disposal ........        (71)         136         (463)
    Tax benefit related to exercise of
      stock options ......................         73           -         1,263
    Changes in assets and liabilities:
      (Increase) decrease in trade
        receivables ......................     (1,269)       7,364       (1,754)
      (Increase) decrease in inventories .    (21,746)       4,548      (21,355)
      Increase in income taxes receivable      (4,724)      (1,964)          -
      Decrease (increase) in prepaid
        expenses .........................        453         (661)        (630)
      Increase in book overdraft .........        608           -            -
      Increase in accounts payable .......     16,930        1,383        2,395
      Increase in accrued expenses .......      4,839        2,002        4,636
      Increase in net deferred income
        taxes ............................       (564)         (94)      (1,598)
                                            ---------    ---------    ---------
    Net cash (used in) provided by
      operating activities ...............    (12,630)      26,330       18,321
                                            ---------    ---------    ---------
Cash flows from investing activities:
  Decrease (increase) in other assets ....         84          (11)        (292)
  Capital expenditures ...................     (4,615)     (14,675)     (11,260)
  Return of investment in Dune Jet
    Services, LLP ........................         -            -         2,985
                                            ---------    ---------    ---------
    Net cash used in investing activities      (4,531)     (14,686)      (8,567)
                                            ---------    ---------    ---------
Cash flows from financing activities:
  Principal payments on long-term debt ...        (21)         (20)      (1,762)
  Proceeds from issuance of common stock .        508           32        1,863
  Purchase of treasury stock .............         -       (15,261)          -
                                            ---------    ---------    ---------
    Net cash provided by (used in)
      financing activities ...............        487      (15,249)         101
                                            ---------    ---------    ---------
  Net (decrease) increase in cash ........    (16,674)      (3,605)       9,855
  Cash, beginning of year ................     16,696       20,301       10,446
                                            ---------    ---------    ---------
  Cash, end of year ......................  $      22    $  16,696    $  20,301
                                            =========    =========    =========



                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)


                                              Common Stock                                       Treasury Stock
                           Preferred    -----------------------    Paid-In      Retained    -----------------------
                             Stock        Shares       Amount      Capital      Earnings      Shares       Amount        Total
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, Dec. 31, 1998      $     -        10,323     $    103     $ 44,645     $ 49,741           -      $     -      $ 94,489
  Common stock issued
    under option plan ..                      266            3        1,857                                               1,860
  Common stock issued
    upon exercise of
    warrants ...........                       -            -             3                                                   3
  Tax benefit related
    to exercise of
    stock options ......                                              1,263                                               1,263
  Net income ...........                                                          32,951                                 32,951
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, Dec. 31, 1999            -        10,589          106       47,768       82,692           -            -       130,566
  Common stock issued
    under option plan ..                        7           -            32                                                  32
  Purchase of treasury
    stock ..............                                                 -                       (933)     (15,261)     (15,261)
  Net income ...........                                                           9,956                                  9,956
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, Dec. 31, 2000            -        10,596          106       47,800       92,648         (933)     (15,261)     125,293
  Common stock issued
    under option plan ..                       55            1          507                                                 508
  Cancellation of
    treasury stock .....                     (933)          (9)     (15,252)                      933       15,261           -
  Tax benefit related
    to exercise of
    stock options ......                                                 73                                                  73
  Net loss .............                                                         (11,461)                               (11,461)
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balance, Dec. 31, 2001      $     -         9,718     $     97     $ 33,128     $ 81,187           -      $     -      $114,412
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========



                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
National R.V. Holdings, Inc. (the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Tradewinds, Dolphin, Sea Breeze, Islander, Palisades, Splash, Rage'n and Blaze'n brand names and by CCI under brand names including Affinity, Allure, Intrigue, Lexa, Magna and Prevost by Country Coach.

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

CONCENTRATION OF CREDIT RISK
Financial instruments, which subject the Company to credit risk, consist primarily of trade receivables from dealerships. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company's broad customer base. For the year ended December 31, 2001, two dealers accounted for 13% and 11%, respectively, of the Company's net sales. In addition, the Company's top ten dealers accounted for approximately 53%, 44% and 43% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, two dealers accounted for 19% and 12%, respectively, of the Company's trade receivables.

LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 2001, the Company incurred a net loss of $(11.5) million resulting in negative cash flows from operating activities of $(12.6) million and a reduction to working capital of $(10.5) million. The net loss was mainly attributable to: i) restraints on paint capacity (which limited the sales of National RV brand diesel motorhomes), ii) significant discounting to wholesales distributors, iii) increased warranty costs and iv) excess manufacturing capacity and related fixed costs caused by decreased volumes.

The combination of restricted credit availability, increases in certain categories of inventory and additional losses in the fourth quarter of 2001 led to significant cash reductions in the fourth quarter of 2001 and the first quarter of 2002. The Company has addressed the liquidity issue by stretching accounts payable, aggressively pursuing accounts receivable and reducing inventories. The Company has worked closely with its vendors during this time and expects to normalize the age of accounts payable within the second quarter. In addition, the Company is currently pursuing an alternative credit facility in the amount of $15,000,000 (see Note 5). However, the Company expects to minimize its borrowing against that credit facility.

In 2002, in order to achieve its goals of positive cash flows from operating activities, and a return to profitability, the Company intends to: i) complete the installation of additional paint booths within the first six months of 2002,
ii) significantly reduce future price discounting, iii) ensure heightened quality assurance procedures, now in place, are being followed to lessen warranty costs and iv) normalize inventory levels. Even with the Company's current cash situation, the Company believes that the combination of internally generated funds and working capital will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months.

REVENUE RECOGNITION
Beginning with the year 2000, sales are recognized by the Company upon the delivery and acceptance by dealers, provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale, returns are reasonably estimable and there are no remaining obligations.

AMORTIZATION OF INTANGIBLE ASSETS
Goodwill related to the acquisition of CCI during 1996 is being amortized on the straight-line basis over a twenty-year period.

LONG-LIVED ASSETS
The Company accounts for the impairment and disposition of long-lived assets, such as goodwill, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the year ended December 31, 2001.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
Research, development and engineering expenses are charged to operations as incurred and are included in cost of goods sold. Total research, development and engineering expenses were $6,195,000, $5,973,000, and $4,087,000 for the years ended December 31, 2001, 2000 and 1999, respectively, of which research and development expenses alone were $1,721,000, $2,161,000, and $1,603,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The Company has not determined the full impact that adoption of this Standard will have on its consolidated financial statements. However, the Company does anticipate that operating expenses will be reduced by approximately $413,000 per year due to the discontinuance of goodwill amortization as required by the Standard.

In June 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2001. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment of Long-Lived Assets." SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", and APB Opinion 30, "Reporting Extraordinary, Unusual and Infrequently Occurring Events and Transactions" and amends APB Opinion 51, "Consolidated Financial Statements." This Statement was issued to address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30 and to establish a single accounting model based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

INCOME (LOSS) PER SHARE
Basic earnings per share is based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share is based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to Common Stock.

The difference in the shares used to determine basic and diluted EPS is as follows:

                                        December 31, (in thousands)
                                      ------------------------------
                                        2001       2000       1999
                                      --------   --------   --------
      Shares used for basic .......      9,683      9,743     10,430
      Dilutive effect of:
        Stock options .............         -         342        743
        Warrants ..................         -           1          5
                                      --------   --------   --------
      Shares used for diluted .....      9,683     10,086     11,178
                                      ========   ========   ========

Stock options and warrants to purchase 297,851 common shares for the year ended December 31, 2001 are not included in the computation of diluted loss per share for the year because the Company reported a loss, and therefore, the effect of exercise would have been anti-dilutive.

2. Inventories
Inventories consist of the following:

                                               December 31,
                                              (in thousands)
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
      Finished goods ..............        $ 21,525    $ 15,989
      Work-in-process .............          32,415      19,233
      Raw materials ...............          18,353      12,927
      Chassis .....................          13,092      15,490
                                          ----------  ----------
                                           $ 85,385    $ 63,639
                                          ==========  ==========

3.  Property, Plant and Equipment
Major classes of property, plant and equipment consist of the following:

                                               December 31,
                                              (in thousands)
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
      Land ........................        $ 10,447    $  6,885
      Buildings ...................          25,409      26,593
      Machinery and equipment .....          17,264      15,529
      Office equipment ............           7,589       7,144
                                          ----------  ----------
                                             60,709      56,151
      Less accumulated depreciation         (15,452)    (11,691)
                                          ----------  ----------
        Property, plant and
          equipment, net ..........        $ 45,257    $ 44,460
                                          ==========  ==========

4.  Accrued Expenses
Accrued expenses consist of the following:

                                               December 31,
                                              (in thousands)
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
      Workers' compensation
        self-insurance reserve ....        $  3,428    $  3,128
      Motorhome warranty reserve ..          13,016       9,861
      Payroll and other accrued
        expenses ..................           5,306       3,921
                                          ----------  ----------
                                           $ 21,750    $ 16,910
                                          ==========  ==========

5.  Debt and Credit Agreements
Debt consists of the following:

                                               December 31,
                                              (in thousands)
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
      Note payable - City of
        Junction City, Oregon, 3%
        paid monthly through
        October 2004 ..............        $     63    $     83
      Less payments due within
        one year ..................             (20)        (20)
                                          ----------  ----------
                                           $     43    $     63
                                          ==========  ==========

Debt maturities over the remaining term of the note payable are $20,000 in 2002, $22,000 in 2003 and $21,000 in 2004.

The Company has a revolving credit facility of $9,977,356 with Bank of America, N.A. (BofA), of which $4,977,356 is reserved for a letter-of-credit, required by the State of California, serving as security for NRV's self-insured workman's compensation program. The remaining $5,000,000 is available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the bank's prime rate plus
4.0 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth and profitability. At December 31, 2001, no amounts were outstanding under this facility; however, the Company was in default with certain covenants of its loan agreement with BofA. On March 26, 2002, the Company obtained a waiver of default from BofA as of December 31, 2001 which cures all defaults as of such date. However, the Company expects that it will not be in compliance with certain financial covenants contained in the credit facility as of the next measurement date, March 31, 2002. As a result, BofA may thereafter restrict the Company from borrowing any funds available under the facility, and there can be no assurance that the Company will be able to utilize the facility any longer. The Company is currently investigating other banks to replace this revolving credit facility which expires on August 1, 2002.

6.  Income Taxes
The components of the (benefit) provision for income taxes were as follows:

                                           December 31, (in thousands)
                                         ------------------------------
                                           2001       2000       1999
                                         --------   --------   --------
      Currently (Refundable) Payable:
        Federal ......................   $ (5,263)  $  5,155   $ 18,942
        State ........................     (1,100)     1,803      3,281
                                         --------   --------   --------
                                           (6,363)     6,958     22,223
      Deferred:
        Federal ......................       (182)      (216)    (1,456)
        State ........................       (382)       122       (142)
                                         --------   --------   --------
                                             (564)       (94)    (1,598)
                                         --------   --------   --------
      Total (benefit) provision
        for income taxes .............   $ (6,927)  $  6,864   $ 20,625
                                         ========   ========   ========

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2001 and 2000 were as follows:

                                               December 31,
                                              (in thousands)
                                          ----------------------
                                             2001        2000
                                          ----------  ----------
      Accrued expenses ............        $  6,755    $  5,583
      State income taxes ..........             512         452
                                          ----------  ----------
        Deferred income
          tax assets ..............        $  7,267    $  6,035
                                          ==========  ==========

      Fixed assets ................        $  2,455    $  2,272
      Other .......................           1,014         529
                                          ----------  ----------
        Deferred income
          tax liabilities .........        $  3,469    $  2,801
                                          ==========  ==========

A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                           December 31, (in thousands)
                                         ------------------------------
                                           2001       2000       1999
                                         --------   --------   --------
      Statutory rate .................     (35.0)%    35.0%       35.0%
      State taxes, net of federal
        benefit ......................      (4.6)      2.3         3.8
      Amortization of intangibles
        not deductible for
        income tax purposes ..........       0.8       2.3         0.7
      Disallowed state loss
        carryforwards ................       1.1        -           -
      Other ..........................        -       (1.5)       (1.0)
                                         --------   --------   --------
                                           (37.7)%    38.1%       38.5%
                                         ========   ========   ========

7.  Consolidated Statements of Cash Flows
The Company follows the indirect method of reporting net cash flows from operating activities. The Company paid interest of $0.1 million in 2001 and no interest in 2000 and 1999. The Company paid income taxes of $1.5 million, $8.9 million and $20.1 million in 2001, 2000 and 1999, respectively.


8.  Recourse on Dealer Financing
As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $98.5 million at December 31, 2001, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.


9.  Commitments and Contingencies
In addition to routine litigation and claims incidental to the Company's business, on August 24, 1999, four former sales representatives of NRV sued NRV in Riverside County, California Superior Court asserting age discrimination and related claims arising out of their employment with NRV. The four plaintiffs seek unspecified amounts for wages from the date of separation to an unspecified future date, punitive damages and attorney's fees. On November 9, 1999, the
Company filed an answer denying the allegations and asserting various affirmative defenses thereto. The Company intends to continue to defend this matter vigorously. An ultimate adverse decision against the Company could have a material adverse impact on the Company's financial condition.

The Company has commitments under certain non-cancelable operating leases as follows (in thousands):

         2002 ...................      $  1,448
         2003 ...................         1,440
         2004 ...................         1,454
         2005 ...................         1,256
         2006 and thereafter ....            16
                                       --------
                                       $  5,614
                                       ========

10.  Stock Options and Warrants
The Company has six fixed option plans that reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $0.1 million in 2001 and $1.3 million in 1999.

No compensation cost has been recognized for these fixed options in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements, the Company's net (loss) and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             Year Ended December 31,
                                        (in thousands, except per share)
                                        --------------------------------
                                          2001        2000        1999
                                        --------    --------    --------
      Net (loss) income
        As reported .................   $(11,461)   $  9,956    $ 32,951
        Pro forma ...................    (12,984)      8,597      32,309

      Basic earnings per share
        As reported .................      (1.18)       1.02        3.16
        Pro forma ...................      (1.34)       0.88        3.10

      Diluted earnings per share
        As reported .................      (1.18)       0.99        2.95
        Pro forma ...................      (1.34)       0.85        2.89

The fair value of options granted during 2001 and 2000 were estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                             Year Ended December 31,
                                        --------------------------------
                                          2001        2000        1999
                                        --------    --------    --------
      Dividend yield ................         0%          0%          0%
      Expected volatility ...........      46.0%       44.3%       44.3%
      Risk-free interest rate .......       4.6%        6.1%        5.6%
      Expected lives ................    4 years     4 years     5 years

Information regarding these option plans and option agreements for 2001, 2000 and 1999 is as follows:

                                              Options        Weighted
                                            Outstanding       Average
                                           (in thousands)  Exercise Price
                                           --------------  --------------
      Outstanding at December 31, 1998           1,837        $   8.16
        Granted ......................             442           24.94
        Expired or canceled ..........             (26)           9.33
        Exercised ....................            (266)           8.61
                                           --------------  --------------
      Outstanding at December 31, 1999           1,987           11.85
        Granted ......................             403            8.50
        Expired or canceled ..........             (26)          21.11
        Exercised ....................              (7)           4.67
                                           --------------  --------------
      Outstanding at December 31, 2000           2,357           11.17
        Granted ......................             325           12.83
        Expired or canceled ..........            (272)          11.70
        Exercised ....................             (55)           9.67
                                           --------------  --------------
      Outstanding at December 31, 2001           2,355        $  11.39
                                           ==============  ==============

The  following  table   summarizes   information   concerning   outstanding  and
exercisable stock options as of December 31, 2001:

                              Options Outstanding           Options Exercisable
                      ------------------------------------ ---------------------
                                    Weighted
                         Number      Average    Weighted     Number    Weighted
                      Outstanding   Remaining    Average   Exercisable  Average
      Range of             (in     Contractual  Exercise      (in      Exercise
      Exercise Prices   thousands)    Life       Price     thousands)   Price
      --------------------------------------------------------------------------
      $ 2.67 - $ 4.61      446        2.47      $  3.47       446      $  3.47
      $ 8.50 - $ 9.33      593        4.16         8.86       365         9.08
      $10.08 - $10.08      608        4.22        10.08       608        10.08
      $12.83 - $12.83      314        4.70        12.83         8        12.83
      $24.94 - $26.81      394        2.56        24.99       267        25.02
                        ------                             ------
                         2,355        3.66      $ 11.39     1,694      $ 10.49
                        ======                             ======

The weighted average fair value of options granted during 2001, 2000, and 1999 was $12.83, $3.57, and $10.04, respectively.

11.  Related Party Transactions
Mr. Robert B. Lee, a director of the Company, is a partner in a joint venture that is a party to a lease agreement with the Company. Pursuant to the agreement, The Company leases from the joint venture a parcel of property constituting a majority of CCI's manufacturing facilities. During the years ended December 31, 2001, 2000, and 1999, the Company paid $1.27 million, $1.20 million, and $1.16 million, respectively, under the lease agreement. The lease agreement calls for future payments totaling approximately $5.0 million through October 31, 2005.

In September 1998, the Company acquired, for $2.75 million, a limited partnership interest in Dune Jet Services, L.P. (the "Partnership"), a Delaware limited partnership formed for the purposes of acquiring and operating an airplane for the partners' business uses and for third-party charter flights (the "Aircraft"). The general partner of the Partnership was Dune Jet Services, Inc. ("DJ Services"), a Delaware corporation, the sole stockholder of which is the Company's former Chairman, Mr. Gary Siegler. DJ Services contributed $1.55 million for its general partnership interest and an additional $3.25 million for a separate limited partnership interest. During 1999 the Aircraft was sold and the Partnership was liquidated. The Company received $2,985,000 in the aggregate from the Partnership representing a return of its capital plus its share of the gain on the sale of the Aircraft, after expenses of the Partnership were allocated.

Heller Ehrman White & McAuliffe, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company. Fees paid the law firm were $199,000, $112,000, and $127,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

12.  Cancellation of Treasury Stock
On October 11, 2001, the Company cancelled all 932,900 shares of its common stock held as treasury stock. The cancellation of the treasury stock, totaling $15,261,050, reduced common stock and additional paid-in capital, by $9,329 and $15,251,721, respectively.

13.  Quarterly Consolidated Financial Data (unaudited)

                                                 2001 Quarter ended
                                         --------------------------------------
                                            (in thousands except share data)
                                         --------------------------------------
                                         March 31   June 30  Sept. 30   Dec. 31
                                         --------  --------  --------  --------
Net sales .........................      $ 62,380  $ 81,021  $ 66,901  $ 69,713
Gross profit (loss) ...............         2,193     5,548    (3,494)      120
Net (loss) income .................        (1,895)      126    (6,104)   (3,589)
(Loss) earnings per common share
  - basic .........................      $  (0.20) $   0.01  $  (0.63) $  (0.37)
(Loss) earnings per common share
  - diluted .......................      $  (0.20) $   0.01  $  (0.63) $  (0.37)
Weighted average number of shares:
  Basic ...........................         9,663     9,663     9,688     9,718
  Diluted .........................         9,663     9,948     9,688     9,718


                                                 2000 Quarter ended
                                         --------------------------------------
                                            (in thousands except share data)
                                         --------------------------------------
                                         March 31   June 30  Sept. 30   Dec. 31
                                         --------  --------  --------  --------
Net sales .........................      $106,840  $ 77,726  $ 83,962  $ 80,318
Gross profit ......................        16,267     8,236     9,764     6,363
Income before cumulative effect
  of accounting change ............         6,682     1,663     2,473       351
Cumulative effect of accounting
  change ..........................        (1,213)       -         -         -
                                         --------  --------  --------  --------
Net income ........................      $  5,469  $  1,663  $  2,473  $    351
                                         ========  ========  ========  ========

Earnings per common share - basic:
Income before cumulative effect
  of accounting change ............      $   0.67  $   0.17  $   0.26  $   0.04
Cumulative effect of accounting
  change ..........................         (0.12)       -         -         -
                                         --------  --------  --------  --------
Net income ........................      $   0.55  $   0.17  $   0.26  $   0.04
                                         ========  ========  ========  ========

Earnings per common share - diluted:
Income before cumulative effect
  of accounting change ............      $   0.63  $   0.17  $   0.25  $   0.04
Cumulative effect of accounting
  change ..........................         (0.11)       -         -         -
                                         --------  --------  --------  --------
Net income ........................      $   0.52  $   0.17  $   0.25  $   0.04
                                         ========  ========  ========  ========

Weighted average number of shares:
  Basic ...........................        10,034     9,657     9,585     9,663
  Diluted .........................        10,544    10,044     9,847     9,859

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 2001, 2000 and 1999

                                            Additions
                               Balance at   charged to                Balance at
                               beginning      costs                     end of
                               of period   and expenses  Deductions     period
                              -----------  -----------  -----------  -----------
Twelve months ended December 31, 2001
  Allowance for
    doubtful accounts .....   $   321,000  $    28,000  $   125,000  $   224,000
  Workers' compensation
    self-insurance reserve      3,128,000    2,970,000    2,670,000    3,428,000
  Motorhome warranty
    reserve ...............     9,861,000   18,459,000   15,304,000   13,016,000
                              -----------  -----------  -----------  -----------
                              $13,310,000  $21,457,000  $18,849,000  $15,918,000
                              ===========  ===========  ===========  ===========

Twelve months ended December 31, 2000
  Allowance for
    doubtful accounts .....   $   199,000  $   265,000  $   143,000  $   321,000
  Workers' compensation
    self-insurance reserve      2,428,000    3,259,000    2,559,000    3,128,000
  Motorhome warranty
    reserve ...............     7,754,000   17,521,000   15,414,000    9,861,000
                              -----------  -----------  -----------  -----------
                              $10,381,000  $21,045,000  $18,116,000  $13,310,000
                              ===========  ===========  ===========  ===========

Twelve months ended December 31, 1999
  Allowance for
    doubtful accounts .....   $   188,000  $    24,689  $    13,689  $   199,000
  Workers' compensation
    self-insurance reserve      1,494,000    3,394,969    2,460,969    2,428,000
  Motorhome warranty
    reserve ...............     5,824,000   13,325,525   11,395,525    7,754,000
                              -----------  -----------  -----------  -----------
                              $ 7,506,000  $16,745,183  $13,870,183  $10,381,000
                              ===========  ===========  ===========  ===========