Form 10-Q
period 2002-03-31
NATIONAL RV HOLDINGS INC
filed 2002-05-09
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

    { } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-22268

                          NATIONAL R.V. HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 33-0371079
               --------                                 ----------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

 3411 N. Perris Blvd., Perris, California                  92571
 ----------------------------------------                  -----
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

                           YES  X               NO
                               ---                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at April 17, 2002
           -----                               -----------------------------
   Common stock, par value                               9,720,155
       $.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                          PAGE
                         PART 1 - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           March 31, 2002 and December 31, 2001                             3

           Consolidated Statements of Operations -
           Three Months Ended March 31, 2002 and 2001                       4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2002 and 2001                       5

           Notes to Consolidated Financial Statements                     6 - 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  8 - 9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      10

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                11

           Signature                                                       12

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                         March 31,  December 31,
                                                           2002         2001
                                                         ---------   ---------
                                                        (Unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents ...........................  $   1,850   $      22
  Trade receivables, less allowance for doubtful
    accounts ($264 and $224, respectively) ............     24,014      16,378
  Inventories .........................................     67,322      85,385
  Deferred income taxes ...............................      7,267       7,267
  Income taxes receivable .............................      7,826       6,688
  Prepaid expenses ....................................      1,306       1,647
                                                         ---------   ---------
    Total current assets ..............................    109,585     117,387

Goodwill, net .........................................      6,126       6,126
Property, plant and equipment, net ....................     43,642      45,257
Other .................................................        954       1,012
                                                         ---------   ---------
                                                         $ 160,307   $ 169,782
                                                         =========   =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Book overdraft ......................................  $     -     $     608
  Current portion of long-term debt ...................         22          20
  Accounts payable ....................................     24,637      29,480
  Accrued expenses ....................................     21,028      21,750
                                                         ---------   ---------
    Total current liabilities .........................     45,687      51,858

Deferred income taxes .................................      3,469       3,469
Long-term debt ........................................         36          43
                                                         ---------   ---------
Total liabilities .....................................     49,192      55,370
                                                         ---------   ---------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock - $.01 par value, 5,000 shares
    authorized, 4,000 issued and outstanding ..........        -           -
  Common Stock - $.01 par value, 25,000,000 shares
    authorized, 9,720,155 and 9,718,025 issued
    and outstanding, respectively .....................         97          97
    Additional paid-in capital ........................     33,147      33,128
    Retained earnings .................................     77,871      81,187
                                                         ---------   ---------
      Total stockholders' equity ......................    111,115     114,412
                                                         ---------   ---------
                                                         $ 160,307   $ 169,782
                                                         =========   =========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months
                                                            Ended March 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Net sales .............................................  $  79,320    $  62,380
Cost of goods sold ....................................     79,574       60,187
                                                         ---------    ---------
  Gross (loss) profit .................................       (254)       2,193
                                                         ---------    ---------
Selling expenses ......................................      3,429        3,039
General and administrative expenses ...................      1,908        2,364
Amortization of intangibles ...........................        -            103
                                                         ---------    ---------
  Operating loss ......................................     (5,591)      (3,313)

Interest income and other expense, net ................       (305)        (220)
                                                         ---------    ---------
  Loss before income taxes ............................     (5,286)      (3,093)
Benefit for income taxes ..............................     (1,970)      (1,198)
                                                         ---------    ---------
  Net loss ............................................  $  (3,316)   $  (1,895)
                                                         =========    =========
Loss per common share:
   Basic ..............................................  $   (0.34)   $   (0.20)
   Diluted ............................................  $   (0.34)   $   (0.20)

Weighted average number of shares:
   Basic ..............................................      9,719        9,663
   Diluted ............................................      9,719        9,663


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss ............................................  $  (3,316)   $  (1,895)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation ......................................        978          926
    Amortization of intangibles .......................        -            103
    Gain on asset disposal ............................       (348)         -
    Changes in assets and liabilities:
      Increase in trade receivables ...................     (7,636)      (1,836)
      Decrease (increase) in inventories ..............     18,063       (8,895)
      Increase in income taxes receivable .............     (1,138)         -
      Decrease in prepaid expenses ....................        341          432
      Decrease in book overdraft ......................       (608)         -
      (Decrease) increase in accounts payable .........     (4,843)         215
      (Decrease) increase in accrued expenses .........       (722)       2,969
                                                         ---------    ---------
    Net cash provided by (used in) operating activities        771       (7,981)
                                                         ---------    ---------
Cash flows from investing activities:
  Decrease in other assets ............................         58          -
  Proceeds from sale of assets ........................      2,424          -
  Purchases of property, plant and equipment ..........     (1,438)      (2,986)
                                                         ---------    ---------
    Net cash provided by (used in) investing activities      1,044       (2,986)
                                                         ---------    ---------
Cash flows from financing activities:
  Principal payments on long-term debt ................         (5)          (5)
  Proceeds from issuance of common stock ..............         18          -
                                                         ---------    ---------
    Net cash provided by (used in) financing activities         13           (5)
                                                         ---------    ---------
  Net increase (decrease) in cash .....................      1,828      (10,972)
  Cash, beginning of period ...........................         22       16,696
                                                         ---------    ---------
  Cash, end of period .................................  $   1,850    $   5,724
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


NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                         March 31,  December 31,
                                                           2002         2001
                                                         ---------   ---------
                                                        (Unaudited)

Finished goods ........................................  $  18,932   $  21,525
Work-in-process .......................................     26,342      32,415
Raw materials .........................................     15,639      18,176
Chassis ...............................................      6,409      13,269
                                                         ---------   ---------
                                                         $  67,322   $  85,385
                                                         =========   =========


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. The Company has begun a preliminary review of goodwill to determine the impact that adoption of this Standard will have on its consolidated financial statements. Such a determination will be made within the six months permitted by the FASB. However, beginning January 1, 2002, and in accordance with the Standard, the Company discontinued goodwill amortization which results in the reduction of approximately $413,000 of operating expenses per year.

     If the Company had adopted SFAS 142 effective January 1, 2001, net loss, basic loss per share and diluted loss per share would have been as follows:

                                                          Three Months Ended
                                                                March 31,
                                                             (in thousands)
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Reported net loss .....................................  $  (3,316)   $  (1,895)
Add back: goodwill amortization, net of tax effect ....        -             63
                                                         ---------    ---------
Adjusted net loss .....................................  $  (3,316)   $  (1,832)
                                                         =========    =========
Basic loss per share:
Reported net loss .....................................  $   (0.34)   $   (0.20)
Goodwill amortization .................................        -           0.01
                                                         ---------    ---------
Adjusted net loss .....................................  $   (0.34)   $   (0.19)
                                                         =========    =========
Diluted loss per share:
Reported net loss .....................................  $   (0.34)   $   (0.20)
Goodwill amortization .................................        -           0.01
                                                         ---------    ---------
Adjusted net loss .....................................  $   (0.34)   $   (0.19)
                                                         =========    =========


NOTE 4 - CREDIT FACILITY

     As of March 31, 2002, the Company was in default with certain financial covenants of its loan agreement with Bank of America National Trust and Savings Association; however, no amounts were outstanding under this facility. As a result, Bank of America may restrict the Company from borrowing any funds available under the facility, and there can be no assurance that the Company will be able to utilize the facility any longer. The Company is currently investigating other banks to replace this revolving credit facility which expires on August 1, 2002.


NOTE 5 - RECOURSE ON DEALER FINANCING

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $101.7 million at March 31, 2002, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

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


Liquidity and Capital Resources

     At March 31, 2002, the Company had working capital of $63.9 million compared to $65.5 million at December 31, 2001.

     Net cash provided by operating activities was $0.8 million for the three months ended March 31, 2002 compared to net cash used in operating activities of $8.0 million for the comparable period last year. The change was due primarily to an $18.1 million decrease in inventories mostly offset by a $7.6 million increase in trade receivables, a $4.8 million decrease in accounts payable and a $3.3 million net loss for the quarter. The increase in trade receivables reflects the timing of the recent Family Motor Coach Association trade show, which occurred in late March 2002.

     Net cash provided by investing activities was $1.0 million for the three months ended March 31, 2002 compared to net cash used in investing activities of $3.0 million for the comparable period last year. The change was due primarily to the sale of the Company's airplane in February of 2002.

     Net cash provided by financing activities was $13,000 for the three months ended March 31, 2002 compared to net cash used in financing activities of $5,000 for the comparable period last year.

     The Company has a revolving credit facility of $9,977,356 with Bank of America, N.A., of which $5,310,077 is reserved for a letter-of-credit, required by the State of California, serving as security for NRV's self-insured workers' compensation program. At March 31, 2002, no amounts were outstanding under this facility; however, the Company was in default with certain financial covenants of the loan agreement. As a result, Bank of America may restrict the Company from borrowing any funds available under the facility, and there can be no assurance that the Company will be able to utilize the facility any longer. The Company is currently investigating other banks to replace this revolving credit facility which expires on August 1, 2002.

     The Company believes the combination of internally generated funds and working capital will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months.

Results of Operations

     Net sales of $79.3 million for the quarter ended March 31, 2002 represent an increase of $16.9 million or 27.1% from the same quarter last year, attributable to an industry-wide rebound in recreational vehicle shipments, the Company's decision to fulfill a high percentage of the higher-priced diesel motorhomes and the Company's wholesale market share gain. Wholesale unit shipments of the Company's motorhomes built on diesel chassis increased 41.9% to 325 units for the first quarter 2002, compared to 229 for the first quarter of the prior year. Shipments of the Company's gas motorhome products decreased 7.5% from 213 units for the first quarter 2001 to 197 units for the first quarter 2002. This decline reflects the Company's decision to dedicate additional manufacturing capacity to fulfilling National RV brand diesel motorhome orders. Unit sales of the Company's towable products increased 35.8% to 364 units in the first quarter 2002 from 268 units in the same period in 2001.

     Cost of goods sold for the quarter ended March 31, 2002 increased by $19.4 million or 32.2% from the comparable period last year. The increase was primarily due to the increase in sales. Additionally, model year changeover costs and inefficiencies stemming from operating at reduced production rates were the most significant factors leading to a negative gross margin of -0.3% for the quarter compared to a positive 3.5% for the same period last year. Other factors which affected gross profits in the first quarter of 2002 included significant, but declining, discounting on Country Coach products to reduce excess inventory, the relocation of National RV towables to a new facility, and the recognition of certain costs related to the discontinuation of the Prevost bus conversion product line.

     Selling expenses for the quarter ended March 31, 2002 increased $0.4 million or 12.8% over the same period last year. As a percentage of net sales, selling expenses decreased to 4.3%, from 4.9% for the same period last year due to higher sales over which to spread the fixed selling expenses.

     General and administrative expenses for the quarter ended March 31, 2002 decreased $0.5 million or 19.3% from the same period last year. As a percentage of net sales, general and administrative expenses decreased to 2.4%, from 3.8% for the same period last year due to personnel reductions and due to higher sales over which to spread the fixed general and administrative expenses.

     Due to the discontinuance of goodwill amortization as required by SFAS 142, there will no longer be a $0.1 million quarterly amortization expense.

     Other income for the quarter ended March 31, 2002 was $0.3 million compared to $0.2 million for the same period last year. The increase was due primarily to the gain recognized on the sale of the Company's airplane, partially offset by a decrease in interest income.

     The benefit for income taxes for the quarter ended March 31, 2002 was $2.0 million compared to a benefit of $1.2 million for the same period last year. The effective tax rate for the quarter ended March 31, 2002 was 37.3% compared to 38.7% for the same period last year.

     As a result, the Company had a net loss of $3.3 million for the quarter ended March 31, 2002, as compared to a net loss of $1.9 million for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Information about market risks for the three months ended March 31, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                                 NATIONAL R.V. HOLDINGS, INC.
                                                 ----------------------------
                                                         (Registrant)

     Date: April 24, 2002                        By /s/ MARK D. ANDERSEN

                                                 Mark D. Andersen
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                     Financial Officer)