Form 10-Q
period 2002-06-30
NATIONAL RV HOLDINGS INC
filed 2002-08-13
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark  One)
     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                           YES  X               NO
                               ---                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 29, 2002
           -----                               ----------------------------
   Common stock, par value                               9,821,062
       $.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION                   PAGE
                         ------------------------------                   ----

Item 1.    Consolidated Balance Sheets -
           June 30, 2002 and December 31, 2001                             3

           Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2002 and 2001               4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2002 and 2001                         5

           Notes to Consolidated Financial Statements                    6 - 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8 - 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      11

                               PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 6.    Exhibits and Reports on Form 8-K                                12

           Signature                                                       13

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                         June 30,   December 31,
                                                           2002         2001
                                                         --------     --------
                                                        (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents.............................  $  3,379    $     22
  Trade receivables, less allowance for doubtful
    accounts ($309 and $224, respectively)..............    25,178      16,378
  Inventories...........................................    68,385      85,385
  Deferred income taxes.................................     7,294       7,267
  Income taxes receivable...............................     2,526       6,688
  Prepaid expenses......................................       881       1,647
                                                          --------    --------
    Total current assets................................   107,643     117,387

Goodwill, net...........................................     6,126       6,126
Property, plant and equipment, net......................    43,868      45,257
Other...................................................       946       1,012
                                                          --------    --------
                                                          $158,583    $169,782
                                                          ========    ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Book overdraft........................................  $    -      $    608
  Current portion of long-term debt.....................        22          20
  Accounts payable......................................    22,471      29,480
  Accrued expenses......................................    22,248      21,750
                                                          --------    --------
    Total current liabilities...........................    44,741      51,858

Deferred income taxes...................................     3,037       3,469
Long-term debt..........................................        30          43
                                                          --------    --------
Total liabilities.......................................    47,808      55,370
                                                          --------    --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding............       -           -
  Common stock - $.01 par value; 25,000,000 shares
    authorized, 9,821,062 and 9,718,025 issued
    and outstanding, respectively.......................        98          97
  Additional paid-in capital............................    34,201      33,128
  Retained earnings.....................................    76,476      81,187
                                                          --------    --------
    Total stockholders' equity..........................   110,775     114,412
                                                          --------    --------
                                                          $158,583    $169,782
                                                          ========    ========


                 See Notes to Consolidated Financial Statements.

                         NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                           Three Months         Six Months
                                          Ended June 30,      Ended June 30,
                                        ------------------   ------------------
                                          2002      2001       2002      2001
                                        --------  --------   --------  --------
Net sales.............................  $ 87,466  $ 81,021   $166,787  $143,401
Cost of goods sold....................    83,603    75,473    163,177   135,660
                                        --------  --------   --------  --------
  Gross profit........................     3,863     5,548      3,610     7,741
                                        --------  --------   --------  --------
Selling expenses......................     3,398     3,235      6,827     6,274
General and administrative expenses...     2,662     2,175      4,570     4,539
Amortization of intangibles...........       -         104        -         207
                                        --------  --------   --------  --------
  Operating (loss) income.............    (2,197)       34     (7,787)   (3,279)
Interest income and other expense, net        (4)     (169)      (309)     (389)
                                        --------  --------   --------  --------
  (Loss) income before income taxes...    (2,193)      203     (7,478)   (2,890)
(Benefit) provision for income taxes..      (797)       77     (2,767)   (1,121)
                                        --------  --------   --------  --------
   Net (loss) income..................  $ (1,396) $    126   $ (4,711) $ (1,769)
                                        ========  ========   ========  ========
(Loss) earnings per common share:
   Basic..............................  $  (0.14) $   0.01   $  (0.48) $  (0.18)
   Diluted............................  $  (0.14) $   0.01   $  (0.48) $  (0.18)

Weighted average number of shares:
   Basic..............................     9,776     9,663      9,747     9,663
   Diluted............................     9,776     9,948      9,747     9,663


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                               Six Months
                                                             Ended June 30,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
Cash flows from operating activities:
  Net loss..............................................  $ (4,711)   $ (1,769)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation........................................     1,908       1,879
    Amortization of intangibles.........................       -           207
    Gain on asset disposal..............................      (348)        -
    Changes in assets and liabilities:
      (Increase) decrease in trade receivables..........    (8,800)      1,143
      Decrease (increase) in inventories................    17,000      (6,614)
      Decrease in income taxes receivable...............     4,162         -
      Decrease in prepaid expenses......................       766         583
      Decrease in book overdraft........................      (608)        -
      Decrease in accounts payable......................    (7,009)     (1,785)
      Increase in accrued expenses......................       498       1,688
      Decrease in deferred income taxes.................      (459)        -
                                                          --------    --------
    Net cash provided by (used in) operating activities      2,399      (4,668)
                                                          --------    --------
Cash flows from investing activities:
  Decrease in other assets..............................        66         -
  Proceeds from sale of assets..........................     2,424         -
  Purchases of property, plant and equipment............    (2,595)     (3,478)
                                                          --------    --------
    Net cash used in investing activities...............      (105)     (3,478)
                                                          --------    --------
Cash flows from financing activities:
  Principal payments on long-term debt..................       (11)        (10)
  Proceeds from issuance of common stock................     1,074         -
                                                          --------    --------
    Net cash provided by (used in) financing activities      1,063         (10)
                                                          --------    --------
Net increase (decrease) in cash.........................     3,357      (8,156)
Cash, beginning of period...............................        22      16,696
                                                          --------    --------
Cash, end of period.....................................  $  3,379    $  8,540
                                                          ========    ========


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


NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                       June 30,   December 31,
                                                         2002         2001
                                                       --------     --------
                                                      (Unaudited)

Finished goods.......................................  $ 17,701     $ 21,525
Work-in-process......................................    29,309       32,415
Raw materials........................................    17,247       18,176
Chassis..............................................     4,128       13,269
                                                       --------     --------
                                                       $ 68,385     $ 85,385
                                                       ========     ========


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. Beginning January 1, 2002, and in accordance with the Standard, the Company discontinued goodwill amortization which results in the reduction of approximately $413,000 of operating expenses per year. In addition, the Company recently completed its initial testing for goodwill impairment and determined there was no impairment of goodwill as of December 31, 2001. Goodwill impairment testing will be performed annually as well as on an interim basis whenever there is reason to believe goodwill impairment may exist.

     If the Company had adopted SFAS 142 effective January 1, 2001, net (loss) income, basic (loss) earnings per share and diluted (loss) earnings per share would have been as follows:

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1
(Continued)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                        (in thousands)          (in thousands)
                                      ------------------       -----------------
                                        2002      2001         2002      2001
                                      --------  --------     --------  --------
Reported net (loss) income..........  $ (1,396) $    126    $ (4,711) $ (1,769)
Add back: goodwill amortization,
 net of tax effect..................       -          64         -         127
                                      --------  --------    --------  --------
Adjusted net (loss) income..........  $ (1,396) $    190    $ (4,711) $ (1,642)
                                      ========  ========    ========  ========
Basic (loss) earnings per share:
Reported net (loss) earnings........  $  (0.14) $   0.01    $  (0.48) $  (0.18)
Goodwill amortization...............       -        0.01         -        0.01
                                      --------  --------    --------  --------
Adjusted net (loss) earnings........  $  (0.14) $   0.02    $  (0.48) $  (0.17)
                                      ========  ========    ========  ========
Diluted (loss) earnings per share:
Reported net (loss) earnings........  $  (0.14) $   0.01    $  (0.48) $  (0.18)
Goodwill amortization...............       -        0.01         -        0.01
                                      --------  --------    --------  --------
Adjusted net (loss) earnings........  $  (0.14) $   0.02    $  (0.48) $  (0.17)
                                      ========  ========    ========  ========

NOTE 4 - CREDIT FACILITY

     As of June 30, 2002, the Company was in default with certain financial covenants of its loan agreement with Bank of America National Trust and Savings Association; however, no amounts were outstanding under this facility. As a result, Bank of America may restrict the Company from borrowing any funds available under the facility, and there can be no assurance that the Company will be able to utilize the facility any longer, though the bank has not indicated intent to assert such a restriction. The Company is currently in the process of finalizing a new banking relationship and expects to have a new borrowing facility in place in August 2002.


NOTE 5 - RECOURSE ON DEALER FINANCING

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within the term of the curtailment period as defined in the repurchase agreement. Curtailment periods typically expire within twelve to eighteen months of the purchase of such RVs by the dealer. Although the total contingent liability under these agreements approximates $95.2 million at June 30, 2002, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

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


Liquidity and Capital Resources

     At June 30, 2002, the Company had working capital of $62.9 million compared to $65.5 million at December 31, 2001.

     Net cash provided by operating activities was $2.4 million for the six months ended June 30, 2002 compared to net cash used in operating activities of $4.7 million for the comparable period last year. The change was primarily due to a $17.0 million decrease in inventories and a $4.2 million decrease in income taxes receivable, mostly offset by an $8.8 million increase in trade receivables, a $7.0 million decrease in accounts payable and a $4.7 million net loss for the period. The decrease in inventories reflects the Company's continuing efforts to manage working capital. The increase in trade receivables reflects the timing of the recent Great North American RV Rally, which occurred in late June 2002. The decrease in accounts payable reflects the Company's efforts to become more current with its suppliers.

     Net cash used in investing activities was $0.1 million for the six months ended June 30, 2002 compared to net cash used in investing activities of $3.5 million for the comparable period last year. The change was primarily due to the sale of the Company's airplane in the first quarter of 2002 offset by lower current year capital expenditures.

     Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2002 compared to net cash used in financing activities of $10,000 for the comparable period last year. The change was mainly due to the proceeds from issuance of common stock through the exercise of employee stock options during the second quarter of 2002.

     The Company has a revolving credit facility of $9,977,356 with Bank of America, N.A., of which $5,310,077 is reserved for a letter-of-credit, required by the State of California, serving as security for the Company's self-insured workers' compensation program. At June 30, 2002, no amounts were outstanding under this facility; however, the Company was in default with certain financial covenants of the loan agreement. As a result, Bank of America may restrict the Company from borrowing any funds available under the facility, and there can be no assurance that the Company will be able to utilize the facility any longer, though the bank has not indicated intent to assert such a restriction. The Company is finalizing a new banking relationship and expects to have a new borrowing facility in place in August 2002.

R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)



     The Company believes the combination of internally generated funds and working capital will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months.


Results of Operations

     Net sales of $87.5 million for the quarter ended June 30, 2002 represent an increase of $6.5 million or 8.0% from the same quarter last year, attributable principally to price increases on the Company's 2003 model year motorhomes resulting from significant modifications to those units. Wholesale unit shipments of the Company's motorhomes built on diesel chassis decreased 17.3% to 229 units for the second quarter 2002, compared to 277 units for the second quarter of the prior year. In addition to a slowing in retail demand for National RV diesel products, this decline reflects the inclusion of sales from the key winter Family Motor Coach Association show in the second quarter of 2001 versus in the first quarter for 2002 due to the timing of that show. Shipments of the Company's gas motorhome products increased 17.5% to 323 units in the current quarter from 275 units in last year's second quarter. Unit sales of the Company's towable products increased 45.8% to 519 units in the second quarter 2002 from 356 units in the same period in 2001. For the six months ended June 30, 2002, net sales of $166.8 million represent an increase of $23.4 million, or 16.3% compared to the same period last year, reflecting an industry-wide rebound as well as the Company's model year 2003 price increases in the second quarter referred to above. Wholesale unit shipments of the Company's motorhomes built on diesel chassis increased 9.5% to 554 units during the first six months, 48 more than last year for the same period. Shipments of the Company's gas motorhome products increased 6.6% to 520 units during the first six months, 32 more than last year for the same period. Unit sales of the Company's towable products increased 41.5% to 883 units for the first six months, from 624 units for the same period last year.

     Cost of goods sold for the quarter ended June 30, 2002 increased by $8.1 million or 10.8% from the comparable period last year. The increase was primarily due to the increase in sales. Additionally for the second quarter ended June 30, 2002, manufacturing inefficiencies stemming from operating at reduced production rates was the most significant factor leading to a 2.4% reduction in gross margin down to 4.4% compared to a 6.8% gross margin for the same period last year. Price concessions on older Country Coach bus conversion products also hampered gross margins in the quarter. Cost of goods sold for the first six months of 2002 increased 20.3% to $163.2 million from $135.7 million for the same period last year. The increase was mainly due to the increase in sales with an additional factor being inefficiencies attributable to operating at reduced production levels. Mainly as a result of manufacturing inefficiencies stemming from operating at reduced production rates, the gross profit margin for the six months decreased to 2.2% compared to 5.4% for the same period last year.

     Selling expenses of $3.4 million for the quarter ended June 30, 2002 was an increase of $0.2 million or 5.0% over the same period last year. For the six months ended June 30, 2002, selling expenses increased to $6.8 million, an 8.8% increase from the same period last year. Additionally, for the six months ended June 30, 2002, selling expenses, as a percentage of net sales, decreased to 4.1%, from 4.4% for the same period last year due to higher sales over which to spread the fixed selling expenses.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)




     General and administrative expenses for the quarter ended June 30, 2002 increased $0.5 million to $2.7 million, or 22.4% from the same period last year. For the six months ended June 30, 2002, general and administrative expenses remained essentially flat at $4.6 million, up $31 thousand or 0.7% from the same period last year. Additionally, for the six months ended June 30, 2002, general and administrative expenses, as a percentage of net sales, decreased to 2.7%, from 3.2% for the same period last year due to personnel reductions and higher sales over which to spread the fixed general and administrative expenses. Excluding a $0.6 million legal settlement reached with four former National RV sales employees during the quarter, general and administrative expenses were only 2.4% of net sales for the six months ended June 30, 2002.

     Due to the discontinuance of goodwill amortization as required by SFAS 142, there will no longer be a $0.1 million quarterly amortization expense.

     Other income for the quarter ended June 30, 2002 was $4,000 compared to $0.2 million for the same period last year. For the six months ended June 30, 2002, other income decreased to $0.3 million, from $0.4 million for the same period last year. The decrease was due to a decrease in interest income, mostly offset by a gain recognized on the sale of the Company's airplane in the first quarter of 2002.

     The benefit for income taxes for the three and six months ended June 30, 2002 was $0.8 million and $2.8 million, respectively. The effective tax rate for the six months ended June 30, 2002 was 37.0% compared to 38.8% for the same period last year.

     As a result, the Company's net loss for the three and six months ended June 30, 2002 was $1.4 million and $4.7 million, compared to net income of $0.1 million and net loss of $1.8 million, respectively, for the same periods last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Information about market risks for the six months ended June 30, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company settled the previously reported age discrimination employment case brought by four former sales representatives. As a result of the settlement, the Company recorded a $600,000 charge in the second quarter of 2002.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 3, 2002, the Company held its 2002 Annual Meeting of Stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

     1. The Company's stockholders elected Bradley C. Albrechtsen and Wayne M. Mertes as directors. Voting for the nominees for director was as follows: Bradley C. Albrechtsen; 6,920,453 shares FOR and 796,136 shares WITHHELD; and Wayne M. Mertes; 7,548,289 shares FOR and 168,300 shares WITHHELD.

     2. The Company's stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's auditor for the current fiscal year. For the appointment of PricewaterhouseCoopers LLP as the Company's auditor, the vote was 7,700,674 shares FOR; 12,000 shares AGAINST; and 3,915 shares WITHHELD.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

          99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.   Form 8-K

               A report was filed on June 25, 2002 announcing, under Item 5 thereof, the promotion of Michael Jacque to the newly created post of Executive Vice President of Operations.

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

      Date: August 7, 2002                       By /s/ MARK D. ANDERSEN

                                                 Mark D. Andersen
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                     Financial Officer)