Form 10-Q
period 2002-09-30
NATIONAL RV HOLDINGS INC
filed 2002-11-14
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
     {X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                           YES  X               NO
                               ---                 ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 15, 2002
           -----                               -------------------------------
   Common stock, par value                               9,832,161
       $.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION                   PAGE
                         -------------------------------                  ----

Item 1.    Consolidated Balance Sheets -
           September 30, 2002 and December 31, 2001                        3

           Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 2002 and 2001         4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2002 and 2001                   5

           Notes to Consolidated Financial Statements                    6 - 7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8 - 10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      11

Item 4.    Controls and Procedures                                         12

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                13

           Signature                                                       14

           Certification of Principal Officers                          15 - 16

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                      September 30, December 31,
                                                          2002          2001
                                                        --------      --------
                                                       (Unaudited)

                                     ASSETS
Current assets:
  Cash and cash equivalents..........................   $  1,957      $     22
  Trade receivables, less allowance for doubtful
    accounts ($256 and $224, respectively)...........     13,853        16,378
  Inventories........................................     77,377        85,385
  Deferred income taxes..............................      7,294         7,267
  Income taxes receivable............................      4,698         6,688
  Prepaid expenses...................................      3,092         1,647
                                                        --------      --------
    Total current assets.............................    108,271       117,387

Goodwill, net........................................        -           6,126
Property, plant and equipment, net...................     44,415        45,257
Other................................................        796         1,012
                                                        --------      --------
                                                        $153,482      $169,782
                                                        ========      ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Book overdraft.....................................   $  4,177      $    608
  Line of credit.....................................      1,114           -
  Current portion of long-term debt..................         22            20
  Accounts payable...................................     19,436        29,480
  Accrued expenses...................................     24,611        21,750
                                                        --------      --------
    Total current liabilities........................     49,360        51,858

Deferred income taxes................................      3,037         3,469
Long-term debt.......................................         25            43
                                                        --------      --------
Total liabilities....................................     52,422        55,370
                                                        --------      --------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
    authorized, 4,000 issued and outstanding.........        -             -
  Common stock - $.01 par value; 25,000,000 shares
    authorized, 9,832,161 and 9,718,025 issued
    and outstanding, respectively....................         98            97
  Additional paid-in capital.........................     34,297        33,128
  Retained earnings..................................     66,665        81,187
                                                        --------      --------
    Total stockholders' equity.......................    101,060       114,412
                                                        --------      --------
                                                        $153,482      $169,782
                                                        ========      ========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                           Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        ------------------   ------------------
                                          2002      2001       2002      2001
                                        --------  --------   --------  --------
Net sales.............................  $ 72,417  $ 66,901   $239,204  $210,302
Cost of goods sold....................    72,461    70,395    235,639   206,055
                                        --------  --------   --------  --------
  Gross (loss) profit.................       (44)   (3,494)     3,565     4,247
                                        --------  --------   --------  --------
Selling expenses......................     4,126     3,989     10,953    10,263
General and administrative expenses...     1,673     2,334      6,242     6,873
Amortization of intangibles...........       -         104        -         311
Impairment of goodwill................     6,126       -        6,126       -
                                        --------  --------   --------  --------
  Operating loss......................   (11,969)   (9,921)   (19,756)  (13,200)
Interest income and other expense, net         6       (72)      (302)     (461)
                                        --------  --------   --------  --------
  Loss before income taxes............   (11,975)   (9,849)   (19,454)  (12,739)
Benefit for income taxes..............    (2,164)   (3,745)    (4,931)   (4,866)
                                        --------  --------   --------  --------
  Net loss............................  $ (9,811) $ (6,104)  $(14,523) $ (7,872)
                                        ========  ========   ========  ========
Loss per common share:
  Basic...............................  $  (1.00) $  (0.63)  $  (1.49) $  (0.81)
  Diluted.............................  $  (1.00) $  (0.63)  $  (1.49) $  (0.81)

Weighted average number of shares
  Basic...............................     9,825     9,688      9,774     9,671
  Diluted.............................     9,825     9,688      9,774     9,671


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                              Nine Months
                                                          Ended September 30,
                                                            2002        2001
                                                          --------    --------
Cash flows from operating activities:
  Net loss..............................................  $(14,523)   $ (7,872)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation........................................     2,847       2,859
    Amortization of intangibles.........................       -           311
    Impairment of goodwill..............................     6,126         -
    Gain on asset disposal..............................      (359)        -
    Changes in assets and liabilities:
      Decrease in trade receivables.....................     2,525         829
      Decrease (increase) in inventories................     8,008     (21,152)
      Decrease in income taxes receivable...............     1,990         -
      Increase in prepaid expenses......................    (1,445)       (274)
      Increase in book overdraft........................     3,569         -
      (Decrease) increase in accounts payable...........   (10,044)      5,866
      Increase in accrued expenses......................     2,861       2,482
      Decrease in deferred income taxes.................      (459)        -
                                                          --------    --------
    Net cash provided by (used in) operating activities      1,096     (16,951)
                                                          --------    --------
Cash flows from investing activities:
  Decrease in other assets..............................       216          29
  Proceeds from sale of assets..........................     2,424         -
  Purchases of property, plant and equipment............    (4,069)     (3,974)
                                                          --------    --------
    Net cash used in investing activities...............    (1,429)     (3,945)
                                                          --------    --------
Cash flows from financing activities:
  Net advances under line of credit.....................     1,114       5,000
  Principal payments on long-term debt..................       (16)        (16)
  Proceeds from issuance of common stock................     1,170         500
                                                          --------    --------
    Net cash provided by financing activities...........     2,268       5,484
                                                          --------    --------
Net increase (decrease) in cash.........................     1,935     (15,411)
Cash, beginning of period...............................        22      16,696
                                                          --------    --------
Cash, end of period.....................................  $  1,957    $  1,285
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

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands):

                                                    September 30,  December 31,
                                                        2002           2001
                                                      --------       --------
                                                     (Unaudited)

Finished goods.....................................   $ 18,311       $ 21,525
Work-in-process....................................     28,480         32,415
Raw materials......................................     17,616         18,176
Chassis............................................     12,970         13,269
                                                      --------       --------
                                                      $ 77,377       $ 85,385
                                                      ========       =========


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. Due to the recent sustained decline in the price of the Company's common stock, resulting from the Company's third quarter loss, which was unexpected by the market, the Company performed interim testing for goodwill impairment and determined it necessary to recognize the complete impairment of its goodwill. This impairment totaled $6.1 million for the quarter ended September 30, 2002. The fair value of the reporting unit was estimated using the value of the Company, as indicated by the recent average stock price, apportioned to the business units and increased by a hypothetical control premium.

     If the Company had adopted SFAS 142 effective January 1, 2001, net loss, basic loss per share and diluted loss per share for the three and nine months ended September 30, 2001 would have been as follows:

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1
(Continued)

                                            Three Months     Nine Months
                                               Ended            Ended
                                            September 30,    September 30,
                                           (in thousands)   (in thousands)
                                              --------         --------
                                                2001             2001
                                              --------         --------
Reported net loss........................     $ (6,104)        $ (7,872)
Add back: goodwill amortization,
 net of tax effect.......................           64              192
                                              --------         --------
Adjusted net loss........................     $ (6,040)        $ (7,680)
                                              ========         ========
Basic and diluted loss per share:
Reported net loss........................     $  (0.63)        $  (0.81)
Goodwill amortization....................         0.01             0.02
                                              --------         --------
Adjusted net loss........................     $  (0.62)        $  (0.79)
                                              ========         ========

NOTE 4 - CREDIT FACILITY

     On August 29, 2002, the Company entered into a secured revolving credit facility in the amount of $15,000,000 with UPS Capital Corporation, of which up to $7,000,000 is available for a letter-of-credit with the State of California, serving as security for the Company's self-insured workers' compensation program. Currently, the required letter-of-credit reserve amount is $5,310,077. At September 30, 2002, $1,114,139 was outstanding under this facility.


NOTE 5 - RECOURSE ON DEALER FINANCING

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within the term of the curtailment period as defined in the repurchase agreement. Curtailment periods typically expire within twelve to eighteen months of the purchase of such RVs by the dealer. Although the total contingent liability under these agreements approximates $98.3 million at September 30, 2002, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

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


Liquidity and Capital Resources

     At September 30, 2002, the Company had working capital of $58.9 million compared to $65.5 million at December 31, 2001.

     Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2002 compared to net cash used in operating activities of $17.0 million for the comparable period last year. The change was primarily due to an $8.0 million decrease in inventories at September 30, 2002, compared to a $21.2 million increase in inventories last year, partially offset by a $10.0 million decrease in accounts payable for the period compared to a $5.9 million increase in accounts payable last year. The decrease in inventories reflects the Company's continuing efforts to manage working capital. The decrease in accounts payable reflects the Company's continuing efforts to become more current with its suppliers in order to take advantage of early payment discounts.

     Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2002 compared to net cash used in investing activities of $3.9 million for the comparable period last year. The change was primarily due to the sale of the Company's airplane in the first quarter of 2002.

     Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2002 compared to net cash provided by financing activities of $5.5 million for the comparable period last year. The change was mainly due to the Company advancing $1.1 million under its line of credit for the nine months ended September 30, 2002 compared to the Company advancing $5.0 million for the comparable period last year.

     The Company has a revolving credit facility of $15,000,000 with UPS Capital Corporation, of which up to $7,000,000 is available for a letter-of-credit with the State of California, serving as security for the Company's self-insured workers' compensation program. Currently, the required letter-of-credit reserve amount is $5,310,077. At September 30, 2002, $1,114,139 was outstanding under this facility.

R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months.

Results of Operations

     Net sales of $72.4 million for the quarter ended September 30, 2002 represent an increase of $5.5 million or 8.2% from the same quarter last year, attributable principally to price increases on the Company's 2003 model year motorhomes resulting from significant modifications to those units. Wholesale unit shipments of the Company's motorhomes built on diesel chassis decreased 11.0% to 211 units for the third quarter 2002, compared to 237 units for the third quarter of the prior year. This decline is mainly due to an industry-wide slowing in retail demand for the highline segment of the diesel motorhome market. Shipments of the Company's gas motorhome products increased 6.4% to 232 units in the current quarter from 218 units in last year's third quarter. Unit sales of the Company's towable products increased 4.6% to 383 units in the third quarter 2002 from 366 units in the same period in 2001. For the nine months ended September 30, 2002, net sales of $239.2 million represent an increase of $28.9 million, or 13.7% compared to the same period last year, reflecting the Company's model year 2003 price increases referred to above as well as the Company's partial sharing in the overall industry-wide rebound. Wholesale unit shipments of the Company's motorhomes built on diesel chassis increased 3.0% to 765 units during the first nine months, 22 more than last year for the same period. Shipments of the Company's gas motorhome products increased 6.5% to 752 units during the first nine months, 46 more than last year for the same period. Unit sales of the Company's towable products increased 27.9% to 1,266 units for the first nine months, from 990 units for the same period last year.

     Cost of goods sold for the quarter ended September 30, 2002 increased by $2.1 million or 2.9% from the comparable period last year. The increase was primarily due to the increase in sales, significantly offset by a reduction in warranty expense. Additionally for the third quarter ended September 30, 2002, the gross margin improved by 5.1% to -0.1% compared to a -5.2% gross margin for the same period last year. The gross margin improvement was mainly due to the previously mentioned decrease in warranty expense and increase in price on the Company's 2003 model year motorhomes, partially offset by manufacturing inefficiencies stemming from operating at reduced production rates. Cost of goods sold for the first nine months of 2002 increased 14.4% to $235.6 million from $206.1 million for the same period last year. The increase was mainly due to the increase in sales. The gross profit margin for the nine months decreased to 1.5% compared to 2.0% for the same period last year.

     Selling expenses of $4.1 million for the quarter ended September 30, 2002 was an increase of $0.1 million or 3.4% over the same period last year. For the nine months ended September 30, 2002, selling expenses increased to $11.0 million, a 6.7% increase from the same period last year. Additionally, for the nine months ended September 30, 2002, selling expenses, as a percentage of net sales, decreased to 4.6% from 4.9% for the same period last year due to higher sales over which to spread the fixed selling expenses.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

     General and administrative expenses for the quarter ended September 30, 2002 decreased $0.7 million to $1.7 million, or 28.3% from the same period last year. For the nine months ended September 30, 2002, general and administrative expenses decreased $0.6 million to $6.2 million, or 9.2% from the same period last year. Additionally, for the nine months ended September 30, 2002, general and administrative expenses, as a percentage of net sales, decreased to 2.6%, from 3.3% for the same period last year due to personnel reductions and higher sales over which to spread the fixed general and administrative expenses. Excluding a $0.6 million legal settlement reached with four former National RV sales employees during the second quarter, general and administrative expenses were only 2.4% of net sales for the nine months ended September 30, 2002.

     As required by SFAS 142 and as mentioned above, the recent sustained decline in the price of the Company's common stock required the Company to recognize the complete impairment of its goodwill, totaling $6.1 million in the third quarter of 2002. Additionally, application of SFAS 142 required the Company to suspend the amortization of goodwill after December 31, 2001. Consequently, the nine-month period ended September 30, 2002 does not reflect any goodwill amortization.

     Other expense for the quarter ended September 30, 2002 was $6,000 compared to other income of $0.1 million for the same period last year. For the nine months ended September 30, 2002, other income decreased to $0.3 million, from $0.5 million for the same period last year. The decrease was due to a decrease in interest income, partially offset by a gain recognized on the sale of the Company's airplane in the first quarter of 2002.

     The benefit for income taxes for the three and nine months ended September 30, 2002 was $2.2 million and $4.9 million, respectively. Excluding the impairment of goodwill, which is not deductible for tax purposes, the effective tax rate for the nine months ended September 30, 2002 was 37.0% compared to 38.2% for the same period last year.

     As a result, the Company's net loss for the three and nine months ended September 30, 2002 was $9.8 million ($6.1 million of which is impairment of goodwill) and $14.5 million ($6.1 million of which is impairment of goodwill), compared to a net loss of $6.1 million and $7.9 million, respectively, for the same periods last year.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     Information about market risks for the nine months ended September 30, 2002 does not differ materially from that discussed under Item 7A of the registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

NATIONAL R.V. HOLDINGS, INC.
PART 1, ITEM 4 - CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     A. Exhibits

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B. Form 8-K

     (1) A report dated August 29, 2002 was filed on September 6, 2002 announcing, under Item 5 thereof, a new $15,000,000 secured revolving credit facility agreement made between the Company and UPS Capital Corporation.

     (2) A report dated September 23, 2002 was filed on October 1, 2002 announcing, under Item 5 thereof, the resignation of Michael Jacque as President of National R.V., Inc. and Executive Vice President of the Company. The Company also announced the appointments of Wayne M.
          Mertes and Robert B. Lee as President of National R.V., Inc. and Country Coach, Inc., respectively.

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

     Date: November 12, 2002                     By /s/ MARK D. ANDERSEN

                                                 Mark D. Andersen
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                     Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Bradley C. Albrechtsen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NATIONAL R.V. HOLDINGS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                           /s/ BRADLEY C. ALBRECHTSEN
                                                  --------------------------
                                                  Bradley C. Albrechtsen
                                                  Chief Executive Officer
                                                  and President

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Mark D. Andersen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NATIONAL R.V. HOLDINGS, INC.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                           /s/ MARK D. ANDERSEN
                                                  --------------------
                                                  Mark D. Andersen
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                   Financial Officer)