Form 10-K
period 2002-12-31
NATIONAL RV HOLDINGS INC
filed 2003-03-28
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the year ended December 31, 2002
                                       or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number 0-22268

                          NATIONAL R.V. HOLDINGS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)
          Delaware                                           No. 33-0371079
          --------                                           --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
3411 N. Perris Blvd., Perris, California                         92571
----------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (909) 943-6007

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share             New York Stock Exchange
--------------------------------------             -----------------------
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

                                   Yes X No___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _ No X

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 14, 2003 was approximately $45,100,000.

     The number of shares outstanding of the Registrant's common stock, as of March 14, 2003, was 9,832,161.

     Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed within 120 days of December 31, 2002.

     Website Access to Company's Reports National R.V. Holdings, Inc.'s Internet website address is www.nrvh.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company's website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

TABLE OF CONTENTS


PART I.........................................................................4

 Item 1.  Business.............................................................4
 Item 2.  Properties..........................................................12
 Item 3.  Legal Proceedings...................................................12
 Item 4.  Submission of Matters to a Vote of Security Holders.................12

PART II.......................................................................13

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................13
 Item 6.  Selected Financial Data.............................................13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................15
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........23
 Item 8.  Financial Statements and Supplementary Data.........................23
 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure................................................23

PART III......................................................................24

 Item 10. Directors and Officers of the Registrant............................24
 Item 11. Executive Compensation..............................................24
 Item 12. Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.........................................24
 Item 13. Certain Relationships and Related Transactions......................24
 Item 14. Controls and Procedures.............................................24

PART IV.......................................................................25

 Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....25
          SIGNATURES..........................................................26
          CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER........................27
          CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER........................28
          REPORT OF INDEPENDENT ACCOUNTANTS...................................29
          CONSOLIDATED BALANCE SHEETS.........................................30
          CONSOLIDATED STATEMENTS OF OPERATIONS...............................31
          CONSOLIDATED STATEMENTS OF CASH FLOWS...............................32
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.....................33
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS.....................44

                                     PART I

Item 1.  Business

General

     National R.V. Holdings, Inc. (the "Company") is one of the nation's leading manufacturers of Class A motorhomes. The Company's product line consists of 49models of motorhomes and 21 models of towables (fifth wheel trailers and travel trailers) across numerous price ranges. From its Perris, California facility, the Company designs, manufactures and markets National R.V., Inc. ("NRV") Class A motorhomes under brand names including Tradewinds, Dolphin, Sea Breeze, Tropi-Cal, and Islander, and travel trailers under brand names including Blaze'n, Palisades, Sea Breeze, Splash, Surfside Lite and Rage'n. From its Junction City, Oregon facility, the Company designs, manufactures and markets Country Coach, Inc. ("CCI") high-end (Highline) Class "A" motorhomes under the brand names including Affinity, Allure, Intrigue, Inspire, Lexa and Magna, and bus conversions under the Country Coach Prevost brand. Based upon retail registrations in 2002, the Company, which began manufacturing recreational vehicles ("RVs") in 1964, is the sixth largest domestic manufacturer of Class A motorhomes and sells its motorhomes and travel trailers through a network of approximately 168 dealer locations in 37 states and Canada.

     The Company was incorporated in Delaware in 1988. As used herein, the term "Company" refers to National R.V. Holdings, Inc., NRV and CCI unless the context otherwise requires.

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

     Motorhomes: Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver's area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into, A, B and C classes. Class A motorhomes are constructed on a medium-duty to heavy-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes generally range from $40,000 to $200,000. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $200,000 to $1,200,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.


     Towables: Towables are non-motorized RVs. Fifth-wheel travel trailers, similar to motorhomes in features and use, are constructed with a raised forward section that attaches to the bed of a pick-up truck. This allows a bi-level floor plan and generally more living space than conventional travel trailers. Fifth-wheel travel trailers are typically less expensive than motorhomes and range in retail price from $13,000 to $80,000. Conventional travel trailers are similar to fifth-wheel travel trailers but do not have the raised forward section. Truck campers have many of the amenities found on travel trailers and slide into the bed of a pickup truck. Folding camping trailers contain fewer features than other towables and are constructed with collapsible "tent" sidewalls that fold for easy towing.

     Van Conversions: Van conversions are automotive vans converted by van upfitters to include such features as entertainment centers, comfortable seating, window treatments and lighting.

Trends and Demographics

     According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 2002 increased 21.1% to 311,000 from 256,800 in 2001. The aggregate wholesale value of these 2002 shipments was approximately $9.2 billion, with Class A motorhomes comprising $4.7 billion or 51% of the total and travel trailers comprising $3.2 billion or 35% of the total. Unit shipments of Class A motorhomes in 2002 increased 18.6% to 39,600 from 33,400 in 2001. The average wholesale price of Class A motorhomes increased 13.2% in 2002 to $118,131 from $104,386 in 2001. Unit shipments of travel trailers increased 24.8% in 2002 to 195,800 from 156,900 in 2001. The average wholesale price of conventional travel trailers increased 4.5% in 2002 to $12,819 from $12,269 in 2001, while the average wholesale price of fifth-wheel travel trailers increased 9.9% to $22,714 in 2002 from $20,670 in 2001.

     While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has remained relatively constant. Between 1998 and 2002, the number of Class A motorhome manufacturers increased from 25 to 28. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers decreased from 92.5% to 90.5%.

     RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a 2001 University of Michigan study, approximately
6.9 million households (or 7.6% of all households) in the United States owned RVs in 2001, up from 6.4 million in 1997, 5.8 million in 1993 and 5.8 million in 1988. In addition, the study indicated that 59% of all current RV owners and 31% of all former RV owners plan to purchase another RV in the future. This study further indicated that 67% of all future RV purchases will be used RVs (RVIA and market share statistics reflect new product sales only) with 32% of these used RVs older than 15 years.

     Ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 13.7% of households in this category owning RVs. According to a 2001 University of Michigan study, the number of households in this group, which constitutes the Company's primary target market, is projected to grow by 6.4 million households, or 45% from 2001 to 2010 as compared to total growth of 10.5 million households, or 10.0%. Baby Boomers are defined as those born between the years 1946 and 1964, and thus the leading edge of the Baby Boomer generation began turning 50 in 1996. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 50 to 65 age group for RV sales, the Company believes that they
represent  the  potential  for  a  secular   uptrend  in  the  RV  industry.

Additionally, the RVIA's "Go RVing" campaign has been successful in bringing in new buyers and younger buyers.

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


Business Development and Strategy


     The Company's business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company's position as one of the nation's leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and exploiting recognition of the Company's brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers;
(iii) utilizing vertically integrated manufacturing processes; and (iv) capitalizing on the Company's reputation to expand its presence in the Highline market.

     Building upon and Exploiting Recognition of the Company's Brand Names. The Company believes that its brand names and historical reputation for manufacturing quality products with excellent value have fostered strong consumer awareness of the Company's products and have contributed to its growth over the past decade. The Company intends to capitalize on its brand name recognition in order to increase its sales and market share, facilitate the introduction of new products and enhance its dealer network.

     Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers seventy distinct lines of RV's, which are available in a variety of lengths, floorplans, color schemes and interior designs and range in suggested retail price from $13,000 to $1,200,000. Each model is intended to attract customers seeking a RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

     Utilizing Vertically Integrated Manufacturing Processes. The Company designs and manufactures a significant number of the components used in the assembly of its products, rather than purchasing them from third parties. The Company believes that its vertically integrated manufacturing processes allow it to achieve cost savings and better quality control. The Company's in-house research and development staff and on-site component manufacturing departments enable the Company to ensure a timely supply of necessary products and to respond rapidly to market changes.

     Capitalizing on the Company's Reputation to Expand its Presence in the Highline Market. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. The Company has a strong market share in the Highline segment. For the twelve months ended December 31, 2002, the Company was the third largest manufacturer of Highline motorhomes, with approximately 14.7% of this market, down from 16.8% in 2001. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, continuing to offer superior products while reducing its costs, and expanding its production capacity in order to target the market's growing population, expanding its dealer network and satisfy the desire of many current RV owners to purchase more upscale vehicles.

Products

     The Company's product strategy is to offer the highest value RVs across a wide range of retail prices in order to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. National RV currently manufactures Class A motorhomes under Dolphin, Islander, Sea Breeze, Tradewinds and Tropi-Cal brand names and travel trailers under the Blaze'n, Palisades, Rage'n, Sea Breeze, Splash and Surfside Lite brand names. CCI currently manufactures Highline Class "A" motorhomes under the brand names including Affinity, Allure, Intrigue, Inspire, Lexa and Magna, and bus conversions under the Country Coach Prevost name.

     The Company's recreational vehicles are designed to offer all the comforts of home within a 180 to 450 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The
Company's products are designed with five general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations. The five areas are the living room, kitchen, dining room, bathroom and bedroom. In many models, the Company offers up to three "slide-outs", which creates additional living space that can be utilized when parked. For each model, the Company offers a variety of interior layouts.

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

     Country Coach Prevost XLII Conversion. This completely customized bus is built on the 45' LeMirage XLII Prevost chassis. Fully custom interiors on this coach are complemented by multi-color custom exterior graphics with clear coat. The coach offers custom modifications, state-of-the-art customized Crestron electronics, in-motion satellite dish, GPS navigation system, concealable color back-up monitor, computerized touch pad switching, computerized air leveling, and a 60" projection home theater system that folds neatly away into the ceiling when not in use. Slide room floorplans expand the interior living space. Suggested retail prices for the Country Coach Prevost XLII Conversion Double-slide start at $1,218,000. The Country Coach Prevost XLII Conversion was introduced in 1979.

     Lexa. The Lexa is available in 42' and 45' lengths with double or triple slide-outs and the opportunity for considerable customization of both the interior and exterior features. Built on the Company's own DynoMax chassis with independent front suspension and a liftable tag axle, the Lexa is equipped with the Caterpillar C-15 515 HP diesel engine teamed with Allison's 4000MH transmission. Suggested retail pricing for the Lexa starts at $684,000. The Lexa debuted in 2001.

     Affinity. The Affinity is available in 40', 42' and 45' lengths with double slide-outs and is powered by the Caterpillar C-12 505 HP engine teamed with Allison's 4000MH transmission. The Affinity is built on the DynoMax chassis, and features independent front suspension, ABS brakes, front disc brakes, IPD sway bar and liftable tag axle. Six designer-coordinated interior packages (with an option to customize), dual slide-out floorplan combinations and custom exterior graphics offer significant opportunities for personalization. Suggested retail prices for the Affinity start at $527,000. The Affinity was introduced in 1991.

     Magna. The Magna is available in 40' and 42' lengths with dual and triple slide-outs floorplans. The Magna is built on the DynoMax chassis and features independent front suspension and a Caterpillar C-12 505 HP diesel engine teamed with Allison's 4000MH transmission. Six designer coordinated interior packages (buyers may also modify a standard scheme or significantly customize) complement the fiberglass exterior with four exterior paint graphic packages. Suggested retail prices for the Magna start at $425,000. The Magna was introduced in 1991.

     Intrigue. The Intrigue is built on the DynoMax chassis and features independent front suspension, ABS brakes, and an IPD sway bar. It is available in 32', 36', 38', 40' and 42' lengths. This diesel pusher is powered by the Cummins ISL 370 HP engine, or optional 400 HP diesel engine. The fiberglass exterior features painted exterior graphics including full body paint with complete clear coat protection. Custom crafted cabinetry is standard in each of the single, dual, Grand Opening dual living room slide-outs and triple slide-out floorplans. Suggested retail prices for the Intrigue start at $288,000. The Intrigue was introduced in 1994.

     Allure. The Allure is available in 32', 36' and 40' lengths, is built on the DynoMax chassis and is powered by the Cummins Interact System (ISC) 350 HP diesel engine (or optional ISC 370 HP engine) teamed with Allison's 3000MH transmission. The fiberglass exterior, with its painted graphics, including full body paint, complete clear coat protection and bus-style aerodynamics, is complemented by four designer coordinated interior packages. Single, dual, Grand Opening dual living room slides and triple slide-out floorplan arrangements are available. Suggested retail prices for the Allure start at $254,000. The Allure was introduced in 1995.

     Inspire. The Inspire will be available in 36' and 40' lengths, is built on the DynoMax chassis and is powered by the Cummins ISC 350 HP diesel power plant paired with an Allison 3000MH transmission. Offering an interior height six inches taller than traditional Country Coach motorcoaches, the Inspire will debut at dealerships in late Spring, 2003. Suggested retail prices for the Inspire start at $221,000.

     Islander. The 40' Islander is a luxury, bus-style diesel pusher built on the Country Coach Dynomax 10TDX chassis, offering considerable strength in addition to features like a 400 HP Cummins diesel engine, independent front suspension, and high tow ratings. The Islander features large double slide rooms that add approximately 45 square feet of additional living space. This motorhome receives intricate full exterior paint designs, in addition to luxury interior appointments like UltraLeather, upgraded electronics and several interior upgrades. Suggested retail prices for the Islander start at $256,000. The Islander debuted in 1999.

     Tradewinds. The Tradewinds nameplate is found on two motorhome incarnations, each with a different offering of features and options. The Tradewinds LTC is available in 37' to 39' floorplans and is built on the Country Coach Dynomax 8TDX chassis. The Tradewinds LTC features an extensively upgraded diesel chassis from its sister product, the Tradewinds LE. These upgrades include a more powerful engine, greater storage space and independent front suspension. Featuring many luxury appointments in addition to full body paint, the Tradewinds LTC is both upscale and affordable. The more economical Tradewinds LE is available in four floorplans on a diesel-powered chassis. These chassis features include a raised rail chassis design and independent front suspension. Each Tradewinds model is a full-basement, bus-style motorhome with automatic double slide-out features that expand the interior of the motorhome to add additional living space. Depending on the model, Tradewinds are produced in 35' to 39' lengths and are available with a choice of cherry, walnut or maple interiors. Suggested retail prices for the Tradewinds start at $171,000.

     Tropi-Cal. The Tropi-Cal is a competitively priced entry-level diesel pusher built on the Freightliner XC-Series Chassis. Both the 35' and 37' Tropi-Cal floorplans feature three slide-outs and include expansive basement storage, excellent cargo carrying capacities and comfortable, convenient layouts. The Tropi-Cal offers a distinct vinyl graphics package and capitalizes on brand loyalty earned since the original nameplate introduction in the early
1990s. Suggested retail prices for the Tropi-Cal start at $152,000. The Tropi-Cal was originally introduced as a gasoline motorhome in 1994 and recently made its debut as a diesel pusher in 2002.

     Dolphin. The Dolphin is available in five floorplans, and is built exclusively on Workhorse's W-22 gas-powered chassis. The first RV manufacturer to bring this chassis to market, National RV debuted this chassis in the 2002 Dolphin. These models are full-basement, bus-style motorhomes. All models have automatic double slide-out (one model offers triple slide-out) features that expand the interior of the motorhomes and add additional living space. The Dolphin LX is an upgraded Dolphin, offering certain distinct features, exterior styling and floorplans. Many optional Dolphin features become standard on the Dolphin LX, and the LX features many items not available on the standard Dolphin. Many items found on the Dolphin LX are usually reserved for higher-priced diesel motorhomes. The Dolphin products are produced in 32' to 38' lengths. Suggested retail prices for the Dolphin start at $110,000. The Class A Dolphin motorhome was first introduced in 1985.

     Sea Breeze. The Sea Breeze is a moderately priced, bus-style motorhome, built on a Ford gas-powered chassis. A full-height motorhome, the Sea Breeze offers considerable basement storage. The Sea Breeze features Corian(R) countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze offers floorplans ranging from 30' to 34' in length. Also offered under the Sea Breeze name is the Sea Breeze LX. The Sea Breeze LX includes automatic double slide-out features that expand the interior of the motorhomes and create additional living space, in addition to many upgrades not available in the standard Sea Breeze. The Sea Breeze LX models are produced in 31' to 34' lengths. Suggested retail prices for the Sea Breeze start at $85,000. The Class A Sea Breeze product was introduced in 1992.

     Palisades Fifth-Wheel Travel Trailer. The Palisades fifth-wheel travel trailer comes in four, triple-slide floorplans ranging from 33' to 36' in length. All floorplans feature a choice of oak or maple interiors, and many other amenities. Suggested retail prices start at $64,000. The Palisades was first introduced in 1999.

     Sea Breeze Fifth-Wheel Travel Trailer. The Sea Breeze fifth-wheel travel trailer comes in three floorplans equipped similar to a Sea Breeze motorhome. All floorplans feature standard living room and bedroom slide-out sections and are produced in 33' to 36' lengths. Suggested retail prices start at $55,000. The Sea Breeze fifth-wheel trailer was originally introduced in 1995.

     Blaze'n Travel Trailer. The Blaze'n is a dual purpose conventional travel trailer and contains capacity for hauling ATVs or small watercraft while providing all of the comfort and roominess of a full-size RV. Suggested retail prices for the Blaze'n start at $26,000. The Blaze'n was originally introduced in 2001.

     Rage'n Travel Trailer. The Rage'n is a ramp travel trailer with both conventional and fifth-wheel models and features an impressive cargo capacity that permits the hauling of ATVs or small watercraft. Suggested retail prices for the Rage'n start at $16,000. The Rage'n was first introduced in 2000.

     Surf Side Lite. The Surf Side Lite is a lightweight; entry level trailer designed to be easily pulled by popular SUVs or light-duty trucks. Surf Side Lite models are produced in 23' to 30' lengths. Select models include slide-outs in addition to comforts and conveniences such as a full galley, bedroom, bath and dining area. Suggested retail prices for the Surf Side Lite start at $16,000. The Surf Side Lite was recently introduced in 2002.

     Splash Travel Trailer. The Splash is an entry-level travel trailer and offers both conventional and fifth-wheel models. The Splash was designed to allow families to enjoy the great outdoors with ease and offers standard features such as a one-piece fiberglass shower, raised panel solid hardwood cabinet doors and a full galley. Suggested retail prices for the Splash start at $13,000. The Splash Travel Trailer was originally introduced in 2000.

Planned Product Introductions

     During 2003, the Company plans to introduce new floorplans and lounge slides in its existing products to target certain market niches not previously represented. As mentioned before, the Company also plans to begin producing the new Inspire motorhome at its Junction City facility in spring 2003.

Distribution and Marketing

     The Company markets NRV products through a network of approximately 80 Class A and 67 towable dealer locations in 35 states and Canada. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 21 dealer locations in 13 states. Overall, the Company markets its NRV and CCI products through a network of approximately 168 distinct dealer locations in 37 states and Canada. CCI utilizes a limited dealer network for its Highline motorhomes due to the selling expertise required, the high level of knowledge needed by the dealer sales people and the tendency of Highline customers to make destination-type purchases at shows and rallies. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has outstanding facilities and service programs.

    The Company generally promotes its products through visits to dealers, attendance at industry shows, direct mail promotions, company web sites, plant tours, corporate newsletters, press releases, trade and consumer magazine advertising, RV owner rallies that includes limited free service, and its in-house magazine publication. From time to time, the Company also offers dealer or consumer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors Islanders and Country Coach International clubs for owners of the Company's products. The clubs publish newsletters on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company's sales representatives and, in response, the Company implements changes in the design, decor and features of its products. The Company's website also offers an extensive listing of the Company's models, floor plans and features, including "virtual tours" of some models.

     Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 business days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements provide that the Company is required to repurchase a unit after the unit is financed and the dealer defaults on the financing. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 2002, the Company's contingent liability under these agreements was approximately $103.9 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.

     Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the exclusion of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

Manufacturing Facilities and Production

     The Company owns and operates manufacturing facilities in Perris, California and Junction City, Oregon plus a 10-bay service and parts distribution center in Lakeland, Florida. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 409,000 square feet located on approximately 69 acres in Junction City.

     The Company's vehicles are built by integrating manufacturing and assembly line processes. The Company generally operates one production shift for most assembly activities. The Company has designed and built its own fabricating and assembly equipment and molds for a substantial portion of its manufacturing processes. The Company believes that the vertically integrated manufacturing systems and processes it has developed enable it to efficiently produce high-quality products.

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

Arrangements with Chassis Suppliers

     The Company's NRV subsidiary purchases gasoline-powered chassis that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation, Spartan Motor Corporation, and from the Company's own Junction City facility. The Company's CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Prevost Conversions, which utilize a Prevost bus shell. Except for the Prevost bus shell that is purchased on extended terms, the Company's agreements with the chassis suppliers generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The chassis purchase agreements further provide that either party may terminate the agreement at any time. In the event of such termination, the Company may incur certain financing and other costs in order to maintain an adequate supply of chassis. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be adversely affected. The industry, as a whole, from time to time, experiences short-term shortages of chassis.

Product Development

     The Company utilizes research and development staff that concentrates on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps, storage doors, and dashes are produced and tested. New product prototypes are produced both off-line as well as directly on the production line. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Total research, development and engineering expenses were $5,419,000, $6,195,000 and $5,973,000 for the years ended December 31, 2002, 2001 and 2000, respectively, of which research and development expenses alone were $1,359,000, $1,721,000 and $2,161,000, respectively.


Backlog

     The Company's backlog of orders was $80.7 million as of March 1, 2003 and $80.1 million as of March 1, 2002. All backlog orders are subject to cancellation or postponement at the option of the dealer without penalty, and therefore, backlog should not be used as a measure of future sales. To the extent not canceled or postponed, the Company expects that its backlog as of March 1, 2003 will be filled within 45 to 90 days.

Competition

     The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 56.9% and 55.9% of total retail units sold in the Class A motorhome market during 2002 and 2001, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product sales was 5.5%, 6.7% and 7.4% in 2002, 2001 and 2000, respectively.

Regulation

     The Company is subject to federal, state and local regulations governing the manufacture and sale of its products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act"), the Transportation Recall Enhancement, Accountability and Documentation Act (the "TREAD" Act) and the Federal Motor Vehicle Safety Standards ("FMVSS"). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, the Company has, from time to time, instituted voluntary recalls of certain motorhome and towable units. Future recalls of the Company's products, if any, could have a material adverse effect on the Company. The Company is also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws." Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Product Warranty

     The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company's warranties are chassis manufactured by third parties and certain other specified components that are warranted by the Company's suppliers of these items. Service covered by warranty must be performed at either the Company's in-house service facility or any of its dealers or other authorized service centers. The warranty terms are as follows:

    o CCI  motorhomes  - One year
    o NRV  motorhomes  - One year or 18,000 miles
    o DynoMax chassis  - Two years
    o Travel trailers and Fifth wheels - Two years
    o CCI Structural welding - Five years or 50,000 miles

     The Company's warranty reserve was $11.8 million at December 31, 2002, which the Company believes is sufficient to cover warranty claims.

Intellectual Property

     NRV's Dolphin, DuraFrame, Islander, Marlin, Palisades, Sea Breeze, Sea View National R.V. (Logo), Sea View, Splash, Surf Side, Tradewinds, and Tropi-Cal trademarks, and CCI's Affinity, Allure, Concept, Country Camper, Country Coach, Country Coach Destinations, DynoMax, Great Room, Intrigue, Magna, and Max trademarks are registered with the United States Patent and Trademark Office and are material to the Company's business. The Company has additional trademarks filed and pending registration. In addition, the Company has three patents covering RV subfloors and exterior doors.

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

Employees

     As of February 14, 2003, the Company employed a total of 2,177 people, of which 1,970 were involved in manufacturing, 66 in administration, 81 in research, development and engineering, and 60 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2. Properties

     The Company owns and operates manufacturing facilities in Perris, California and Junction City, Oregon City plus a service and parts distribution center in Lakeland, Florida. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 409,000 square feet located on approximately 69 acres in Junction City. A portion of CCI's facilities representing 298,000 square feet is being leased under an agreement expiring in October 2005 (currently in the second of three separate five-year lease periods, all at fair market value. The Company has the option to extend the agreement to the final five-year period).

     The Company believes that present facilities are well maintained, in good condition and will be sufficient to meet its production requirements for the foreseeable future.

Item 3.  Legal Proceedings

     The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, "lemon law" and product liability claims typical in the recreational vehicle industry. The Company does not believe that the outcome of its pending legal proceedings, net of insurance coverage, will have a material adverse effect on the business, results of operations or financial condition of the Company.

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

                2002                 High              Low
         First Quarter....        $ 12.75           $  8.65
         Second Quarter...          14.10             10.00
         Third Quarter....          11.70              6.15
         Fourth Quarter...           7.52              4.77


                2001                 High              Low
         First Quarter...         $ 13.78           $  8.42
         Second Quarter..           15.10              7.94
         Third Quarter...           15.10              8.50
         Fourth Quarter..           10.14              7.80


     On March 14, 2003, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $4.95 per share. As of March 14, 2003, there were approximately 76 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

     The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The current credit agreement, which the Company has with UPS Capital Corporation, does restrict the declaration and payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Selected Financial Data

     The following selected consolidated financial data are qualified by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein. The selected income statement data for the years ended December 31, 2002, 2001 and 2000 and the selected balance sheet data as of December 31, 2002 and 2001 are derived from the Company's audited consolidated financial statements that are included elsewhere herein. The selected income statement data for the years ended December 31, 1999 and 1998 along with the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of the Company which are not included herein.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                (In thousands, except per share and unit amounts)

                                         Years Ended December 31,
                           -----------------------------------------------------
                            2002        2001       2000       1999       1998
                           ------      ------     ------     ------     ------
Operations Data:
Net sales .............  $ 300,251   $ 280,015   $348,846  $ 419,421  $ 360,326
Cost of sales .........    302,483     275,648    308,216    348,592    302,098
                          ---------   ---------   --------  ---------  ---------
  Gross profit ........     (2,232)      4,367     40,630     70,829     58,228
Selling expenses ......     14,492      14,068     14,111     11,437     11,154
General and admin-
  istrative expenses ..      8,176       8,765      9,138      7,214      6,586
Amortization of
  intangibles .........      6,126         413        413        413        413
                          ---------   ---------   --------  ---------  ---------
  Operating (loss)
    income ............    (31,026)    (18,879)    16,968     51,765     40,075
Interest (income)
  expense, net ........       (240)       (420)    (1,200)    (1,379)      (280)
Other financing
  related costs .......          -           -          -          -        213
Loss (gain) on
  disposal of land
  and equipment .......       (355)        (71)       135       (432)         -
                          ---------   ---------   --------  ---------  ---------
  (Loss) income before
    income taxes and
    cumulative effect
    of change in
    accounting
    principle .........    (30,911)    (18,388)    18,033     53,576     40,142
(Benefit) provision
  for income taxes ....     (9,489)     (6,927)     6,864     20,625     16,033
                          ---------   ---------   --------  ---------  ---------
  (Loss) income before
    cumulative effect
    of accounting
    change ............    (21,422)    (11,461)    11,169     32,951     24,109
Cumulative effect of
  change in accounting
  principle,
  net of tax ..........          -           -     (1,213)         -          -
  Net (loss) income ...  $ (21,422)  $ (11,461)  $  9,956   $ 32,951   $ 24,109

Basic (loss) earnings
  per common share:
  (Loss) income before
    cumulative effect
    of accounting
    change ............   $  (2.19)    $  (1.18)   $   1.14    $  3.16  $  2.35
  Cumulative effect of
    accounting change .          -            -       (0.12)         -        -
                          ---------   ----------   ---------  --------- --------
    Net (loss) income .   $  (2.19)    $  (1.18)   $   1.02    $  3.16  $  2.35
                          =========   ==========  ==========  ========= ========
Diluted (loss) earnings
  per common share:
  (Loss) income before
    cumulative effect
    of accounting
    change ............   $  (2.19)       (1.18)  $   1.11     $  2.95  $  2.11
  Cumulative effect of
    accounting change .         -           -        (0.12)        -          -
                          ---------   ----------   ---------  --------- --------
    Net (loss) income .   $  (2.19)    $  (1.18)  $   0.99     $  2.95  $  2.11
                          =========   ==========  ==========  ========= ========
Weighted average number
  of common shares
  outstanding:
  Basic ...............      9,788       9,683       9,743      10,430   10,263
  Diluted .............      9,788       9,683      10,086      11,178   11,423

Other Data:
Class A units sold ....      1,919       1,957       2,852      3,951     3,652
Travel Trailers sold ..      1,609       1,400         553        431       410

                                                December 31,
                            2002        2001       2000       1999       1998
                           ------      ------     ------     ------     ------
Balance Sheet Data:
Total assets .......... $ 145,244   $ 163,094   $ 155,674   $159,214  $ 117,739
Working capital .......    53,046      65,529      76,063     91,916     63,480
Long-term debt ........        19          43          64         84      1,700
Stockholders' equity ..    94,165     114,412     125,293    130,566     94,489

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This analysis of the Company's financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

     Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.
Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's Consolidated Financial Statements. The following is a brief discussion of the more critical accounting policies and methods used by the Company.

     Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment were present, the Company would evaluate the carrying value of property and equipment and intangibles, in relation to estimates of future undiscounted cash flows of the underlying business, which are based on judgment and assumptions.

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

     Revenue Recognition. Beginning with the year 2000, motorhome and towables sales are recorded by the Company when accepted by the dealer rather than at the time of shipment as in earlier years. This change in accounting principle was made to implement SEC Staff Accounting Bulletin No. 101 (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

     Legal Proceedings. The Company is currently involved in certain legal proceedings and has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with counsel handling the Company's defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statement of Income:

                                             Percentage of Net Sales
                                             Years Ended December 31,
                                   ------------------------------------------
                                        2002        2001           2000
                                   -------------  -----------  --------------

Net sales....................          100.0%      100.0%           100.0%
Cost of sales................          100.7        98.5             88.4
                                   -------------  -----------  --------------
Gross profit.................           (0.7)        1.5             11.6
Selling......................            4.8         5.0              4.0
General and administrative...            2.7         3.1              2.6
Amortization of intangibles..            2.0         0.1              0.1
                                   -------------  -----------  --------------
Operating (loss) income......          (10.3)       (6.7)             4.9
Interest (income)............           (0.1)       (0.2)            (0.3)
Other........................            0.1         0.0              0.0
                                   -------------  -----------  --------------
(Loss) income before income
taxes and cumulative effect
of change in accounting
method.......................          (10.3)       (6.5)             5.2
(Benefit) provision for
income taxes.................           (3.2)       (2.4)             2.0
                                   -------------  -----------  --------------
(Loss) income before
cumulative effect of change
in accounting method.........           (7.1)       (4.1)             3.2
Cumulative effect of change
in accounting method.........              -           -             (0.3)
                                   -------------  -----------  --------------
Net (loss) income............           (7.1)       (4.1)             2.9
                                   -------------  -----------  --------------

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net sales in 2002 increased by $20.3 million to $300.3 million, or 7.3%, from $280.0 million in 2001. NRV's sales of Class A motorhomes increased 14 units, or 0.9%, in 2002 to 1,503 units compared to 1,489 units in 2001, while the average sales price increased 14.8%. CCI's unit sales decreased 52 units, or 11.1%, in 2002 to 416 units compared to 468 units in 2001, while the average price of these units increased 17.1%. Sales of travel trailers increased 209 units, or 14.9%, in 2002 to 1,609 units compared to 1,400 units in 2001, while the average sales price of these travel trailers decreased 9.3%.

     Cost of goods sold in 2002 increased by $26.9 million to $302.5 million, or 9.8%, from $275.6 million in 2001 resulting primarily from increased net sales. Gross profit margin was (0.7)% in 2002 compared to 1.6% in 2001. The decrease in gross profit margin is primarily attributable to: i) an increase in the workers' compensation reserve of $3.3 million and ii) an increase in the Company's production costs resulting from the cost of painting NRV diesel units for a full year as compared to only a portion of 2001. In addition, high rebates and discounts to dealers, as well as manufacturing inefficiencies, continue to hamper production levels.

     Selling expenses in 2002 increased by $0.4 million to $14.5 million, or 2.8% from $14.1 million in 2001. As a percentage of net sales, selling expenses decreased to 4.8% in 2002 from 5.0% in 2001 due to higher sales over which to spread the fixed selling expenses.

     General and administrative expenses in 2002 decreased by $0.6 million to $8.2 million, or 6.8%, from $8.8 million in 2001. As a percentage of net sales, general and administrative expenses decreased to 2.7% in 2002 from 3.1% in 2001 due to cost reduction initiatives and higher sales over which to spread the fixed general and administrative expenses.

     As required by SFAS 142, the Company performed interim testing for goodwill impairment and determined it necessary to recognize the complete impairment of its goodwill. This impairment totaled $6.1 million in 2002. The fair value of the reporting unit was estimated using the value of the Company, as indicated by the recent average stock price, apportioned to the business units and increased by a hypothetical control premium. As a result of such complete impairment of goodwill, there was no amortization of intangibles in 2002. Amortization of intangibles was $0.4 million in 2001.

     As a result of the foregoing, 2002 resulted in an operating loss of $31.0 million, compared to an operating loss of $18.9 million in 2001. As a percentage of net sales, operating loss was (10.3)% in 2002 compared with (6.7)% in 2001.

     Other income, which includes net interest income, decreased by $0.4 million to $0.1 million in 2002 from $0.5 million in 2001, primarily as a result of the Company becoming a net cash borrower in 2002 from a net cash investor in 2001, partially offset by the realization in 2002 of a $0.3 million gain on the sale of the Company's airplane.

     Benefit for income taxes in 2002 was $9.5 million; reflecting tax recoveries from the carryback of current year losses, while benefit for income taxes in 2001 was $6.9 million, representing a $2.6 million increase. Excluding the impairment of goodwill, which is not deductible for tax purposes, the effective tax rate in 2002 was 38.3% compared to 38.5% in 2001.

     Based on the above, 2002 resulted in a net loss of $(21.4) million, compared to a net loss of $(11.5) million in 2001, an increase in the net loss of $9.9 million. As a percentage of net sales, net loss was (7.1)% in 2002, compared with a (4.1)% loss in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales in 2001 decreased by $68.8 million to $280.0 million, or 19.7%, from $348.8 million in 2000. The decline in sales reflected an industry-wide slowdown in 2001 in consumer demand for recreational vehicles. NRV's sales of Class A motorhomes decreased 792 units, or 34.7%, in 2001 to 1,489 units compared to 2,281 units in 2000, while the average sales price increased 4.0%. The decline in unit sales during 2001 was partially due to NRV's inability to meet demand for its painted diesel coaches due to restraints on paint capacity as well as a product shift to higher price diesel units. CCI's unit sales decreased 103 units, or 18.0%, in 2001 to 468 units compared to 571 units in 2000, while the average price of these units increased 5.5%. Sales of travel trailers increased 847 units, or 153.2%, in 2001 to 1,400 units compared to 553 units in 2000, while the average sales price of these travel trailers decreased 33.9%. The increase in unit sales and decrease in average price of travel trailers reflects NRV's offering of additional entry-level towable products in 2001.

     Cost of goods sold in 2001 decreased by $32.6 million to $275.6 million, or 10.6%, from $308.2 million in 2000 resulting primarily from decreased net sales. Gross profit margin was 1.6% in 2001 compared to 11.6% in 2000. The decrease in gross profit margin was due primarily to (i) manufacturing inefficiencies attributable to operating at reduced production levels and NRV's switch to paint on all diesel products, (ii) high discounts and rebates as manufacturers and dealers continued to adjust inventory levels to lower sales levels, and (iii) increased warranty expense including expanded warranty reserves and recalls.

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

Liquidity and Capital Resources

     During the first half of 2002, the Company financed its operations primarily through its existing working capital. In August, the Company entered into an asset based borrowing agreement described below for a small portion of its working capital needs. On December 31, 2002, the Company had working capital of $53.0 million compared to $65.5 million at December 31, 2001. This decrease of $12.5 million was primarily due to a $12.9 million decrease in inventory, a $6.5 million decrease in accounts receivable, and a $6.8 million increase in accrued expenses, partially offset by a $16.0 million decrease in accounts payable. Net cash used in operating activities was $4.5 million for the year ended December 31, 2002.

     For the year ended December 31, 2002, net cash used in investing activities was $1.6 million, with $4.4 million of capital expenditures being offset by $2.8 million in proceeds from the sale of assets. Net cash provided by financing activities was $6.0 million, mainly due to a $4.9 million advance on a new line of credit and $1.1 million in proceeds from issuance of common stock through the exercise of stock options.

     For the year ended December 31, 2002, the Company incurred a net loss of $(21.4) million resulting in negative cash flows from operating activities of $(4.5) million and a reduction to working capital of $(12.5) million. The net loss was mainly attributable to: i) the recognition of the complete impairment of the Company's goodwill, ii) continued significant discounting to wholesale distributors, iii) continued high warranty costs, iv) excess manufacturing capacity and related fixed costs caused by continued low volumes and v) a workers' compensation reserve increase.

     As of December 31, 2002, the Company had additional short-term debt of $22,000 and long-term debt of $19,000.

     In addition, the Company has an asset-based revolving credit facility of $15,000,000 with UPS Capital Corporation (UPSC), of which $5,310,077 is reserved for a letter-of-credit, required by the State of California, serving as security for NRV's self-insured workers' compensation program and $325,848 reserved for another contingent liability. The remaining $9,364,075 is available for general corporate and working capital needs and capital expenditures. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility to $20,000,000 for a 120-day period to support a short-term buildup in inventory for the 1st quarter 2003 show season. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At December 31, 2002, $4,942,629 was outstanding under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $21,422,000 and $11,461,000 and recorded net income of $9,956,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has used cash from operating activities of $4,444,000, $12,630,000 and provided cash from operating activities of $26,330,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At December 31, 2002, the Company had cash and cash investments of $14,000 and working capital of $53,058,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     Management intends to continue or start a variety of initiatives to improve its working capital position, including i) new product and floorplan introductions in the fourth quarter 2002 with an additional new product introduction in second quarter 2003, ii) certain product re-pricing to more competitive levels, iii) the continuation of 2002 discounts and rebates offered to help move older dealer inventory, freeing financing for new models that should improve retail turns, iv) head count rebalancing to sustainable production levels, v) an engineering review of material components for the removal of non-value added items to reduce both material costs and assembly steps, vi) continued focus on improving quality through thorough inspections and timely reporting of failures, vii) manufacturing efficiency improvements through longer lead times for production increases allowing better training of new hires to the direct work force, viii) non-producing asset dispositions such as raw property in Florida, ix) pursuit of a permanent increase in the line-of credit,
x) a substantial reduction in all categories of inventory and xi) filing for a federal income tax refund of approximately $7.5 million. The Company's success in execution of these initiatives will have a significant impact on the Company's liquidity during 2003.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during 2003, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

     If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company.

     The following is a schedule as of December 31, 2002 of the Company's known contractual obligations for the periods presented below.

Contractual  Obligations
(in thousands)
                                     Less than      1-3        4-5     After 5
Contractual Obligations     Total     1 Year       Years      Years     Years
                           -----------------------------------------------------
Long-term Debt.......... $     41     $      22      $    19      $ -        -
Capital Leases..........        -             -            -        -        -
Operating Leases.......     5,749         1,481        4,251       18        -
Line of Credit (UPS)...    15,000             -       15,000        -        -
Letters of Credit......     5,300             -        5,300        -        -
Repurchase Obligations.   103,915         3,915            -        -        -
                        --------------------------------------------------------
                         $130,005     $ 110,718      $19,270      $18        -
                        ========================================================

     The Company has a Line of Credit that totals $15 million and is set to expire on August 29, 2005. Of the $15 million Line of Credit, $5,310,077 is reserved for a letter-of-credit, required by the State of California, serving as security for NRV's self-insured workers' compensation program. As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $103.9 million as of December 31, 2002. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.


Effects of Inflation

     Management does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill from an amortization method to an impairment-only approach, is effective for fiscal years beginning after December 15, 2001. Due to the recent sustained decline in the price of the Company's common stock, resulting from the Company's third quarter 2002 loss, which was unexpected by the market, the Company performed interim testing for goodwill impairment and determined it necessary to recognize the complete impairment of its goodwill. This impairment totaled $6.1 million for the quarter ended September 30, 2002. The fair value of the reporting unit was estimated using the value of the Company, as indicated by the recent average stock price, apportioned to the business units and increased by a hypothetical control premium.

     In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 in the Company's 2002 fiscal year did not have an impact on the Company's consolidated financial statements.

 In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Company had no guarantees outstanding except in respect to warranty reserves.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value based method of accounting for stock-based compensation, and the adoption of the disclosure requirements of this SFAS is not expected to have a material impact on the financial statements.

Forward Looking Statements

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, factors set forth below. Additional information concerning risks and uncertainties may be identified from time to time in the Company's filings with the Securities and Exchange Commission (the
SEC) and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

Factors that May Affect Future Operating Results

     Potential Fluctuations in Operating Results. The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on the Company's products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company's overall gross margin on its products will be impacted by the Company's product shifts. Due to the relatively high selling prices of many of the Company's motorhome models (in particular, its Highline Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

     Continuation of Losses. The Company has had net losses totaling $21.4 million and $11.5 million for 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2001 and 2002 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period. There are no assurances that the conditions that have resulted in the Company's losses in 2002 and 2001 will not continue through 2003 and beyond.

     Cyclicality, Seasonality and Economic Conditions. The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Concerns about the availability and price of gasoline, decreases in consumer confidence, increases in interest rates and reductions in available financing have had, and may in the future have, an adverse impact on RV sales. Sales of the Company's products may be adversely affected by economic conditions, which economic conditions may be adversely affected by the threat or occurrence of armed conflict in Iraq or elsewhere, and/or the threat of terrorist attacks. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company's products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

     Dependence on Certain Dealers and Concentration of Dealers in Certain Regions. For the year ended December 31, 2002, two dealers accounted for 17% and 12%, respectively, of the Company's annual net sales. Also, the Company's top ten dealers accounted for approximately 59%, 53% and 44% of the Company's annual net sales during the years ended December 31, 2002, 2001 and 2000, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, a significant portion of the Company's sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in such region could materially adversely affect the Company's sales.

     Dependence on Chassis Suppliers. One of the principal components used in the manufacture of motorhomes is the chassis, which includes the engine, drive train and other operating components. Although Country Coach manufactures chassis used in its products and certain NRV models, the Company obtains the required chassis for most of its NRV Class A motorhomes from a limited number of manufacturers. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed five weeks and the RV industry as a whole has from time to time experienced temporary shortages of chassis. If any of the Company's suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected. Also, the Company's top chassis suppliers accounted for approximately 50% of the total chassis purchased through December 31, 2002.

     Potential Liabilities Under Repurchase Agreements. As is common in the industry, the Company enters into repurchase agreements with the financing institutions used by its dealers to finance their purchases. These agreements obligate the Company to purchase a dealer's inventory under certain circumstances in the event of a default by the dealer to its lender. The risk of loss, however, is spread over many dealers and is further reduced by the resale value of the RVs that the Company would be required to repurchase. Although losses under these agreements have not been significant in the past, if the Company were obligated to repurchase a significant number of RVs in the future, it could result in losses and a reduction in new RV sales. The Company's contingent obligations under repurchase agreements vary from period to period and totaled approximately $103.9 million as of December 31, 2002.

     Competition. The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, are larger and have substantially greater financial and other resources than the Company. According to Statistical Surveys, Inc., the three largest motorhome manufacturers had sales aggregating 56.9% of industry-wide retail unit sales of Class A motorhomes for the year ended December 31, 2002. In addition, sales of used RVs provide competition to RV manufacturers.

     Government Regulation. The Company is subject to federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the "Motor Vehicle Act"), the Transportation Recall Enhancement, Accountability and Documentation Act (the "TREAD" Act) and the Federal Motor Vehicle Safety Standards ("FMVSS"). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration ("NHTSA") to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, the Company has, from time to time, instituted voluntary recalls of certain motorhome and towable units. Future recalls of the Company's products, if any, could have a material adverse effect on the Company. The Company is also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called "Lemon Laws."

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

     Antitakeover Provisions. Certain provisions of the Company's Certificate of Incorporation, as well as Delaware corporate law and the Company's Stockholder Rights Plan (the "Rights Plan"), may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Such provisions also may adversely affect prevailing market prices for the Common Stock. Certain of such provisions allow the Company's Board of Directors to issue, without additional stockholder approval, preferred stock having rights senior to those of the Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. In August 1996, the Company adopted the Rights Plan, pursuant to which holders of the Common Stock received a distribution of rights to purchase additional shares of Common Stock, which rights become exercisable upon the occurrence of certain events.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, we are exposed to market risk as a result of interest rate changes (Interest Rate Risk). Our exposure to interest rate risk relates primarily to our cash investment in money market funds. Cash balances invested in these funds are insignificant and consequently, our interest rate risk is minimal.

Item 8.  Financial Statements and Supplementary Data

     The information required by this item is contained in the financial statements listed in Item 15(a) under the caption "Consolidated Financial Statements" and commencing on page F-1 of this Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

Item 10.  Directors and Officers of the Registrant

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

Item 11.  Executive Compensation

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002, which information is incorporated herein by reference.

Item 14. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rule 13(a)-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company has formalized and documented these disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective and have so certified.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this Report

1. Financial statements:
    REPORT OF INDEPENDENT ACCOUNTANTS.........................................29
    CONSOLIDATED BALANCE SHEETS...............................................30
    CONSOLIDATED STATEMENTS OF OPERATIONS.....................................31
    CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................32
    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY...........................33
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................34

2. Financial statement schedule
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..........................44

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits and Exhibit Descriptions
     3.1      The Company's Restated Certificate of Incorporation. (2)
     3.2     The Company's By-laws. (2)
     4.1     Specimen-Certificate of Common Stock. (1)
    10.1     1993 Stock Option Plan. (1)
    10.2     1993 Stock Option Plan. (2)
    10.3     1995 Stock Option Plan. (3)
    10.4 Rights Plan Agreement with Continental Stock Transfer & Trust Company. (4)
    10.5     1996 Stock Option Plan. (5)
    10.6     1997 Stock Option Plan. (6)
    10.7     1999 Stock Option Plan. (7).
    10.8     Loan and  Security  Agreement  dated as of August 28, 2002 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (8)
    21.1     List of Subsidiaries. (6)
    23.1     Consent of PricewaterhouseCoopers LLP
    99.1 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         ---------------
(1) Previously filed as an exhibit to the Company's Registration
                  Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
(2) Previously filed as an exhibit to the Company's  Registration  Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3) Previously  filed as an exhibit to the  Company's  Form 10-K for the seven months  ended  December 31, 1995 filed on March 27, 1996.
(4) Incorporated by reference from Form 8-A declared effective on August 26,1996
(5) Incorporated by reference from the Company's Form 10-K for the year ended
            December 31, 1996.
(6) Incorporated by reference from the Company's Form 10-K for the year ended
            December 31, 1997.
(7) Incorporated by reference from the Company's Form 10-K for the year ended
            December 31, 2001.
(8) Incorporated by reference from the Company's Form 8-K dated August 29, 2002.

(b) Reports on Form 8-K: None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NATIONAL R.V. HOLDINGS, INC.

Dated: March 25, 2003                 By   /s/ Mark D. Andersen
                                      Mark D. Andersen,
                                      Chief Financial Officer
                                      (Principal Accounting and Finance Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Capacity in Which Signed                    Date

/s/ Doy B. Henley          Chairman of the Board                  March 25, 2003
     Doy B. Henley

/s/ Bradley C. Albrechtsen  Chief Executive Officer               March 25, 2003
     Bradley C. Albrechtsen and President (Principal Executive Officer)


/s/ Mark D. Andersen       Chief Financial Officer                March 25, 2003
     Mark D. Andersen      (Principal Accounting and Financial Officer)


/s/ Stephen M. Davis       Director and Secretary                 March 25, 2003
     Stephen M. Davis

/s/ Neil H. Koffler        Director                               March 28, 2003
     Neil H. Koffler

/s/ Robert B. Lee          Director                               March 25, 2003
     Robert B. Lee

/s/ Greg McCaffery         Director                               March 25, 2003
     Greg McCaffery

/s/ Wayne M. Mertes        Director                               March 25, 2003
     Wayne M. Mertes

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Bradley C. Albrechtsen, certify that:

I have reviewed this annual report on Form 10-K of NATIONAL R.V. HOLDINGS, INC.;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003                /s/ BRADLEY C. ALBRECHTSEN
                                    --------------------------
                                    Bradley C. Albrechtsen
                                    Chief Executive Officer
                                    and President (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Mark D. Andersen, certify that:

I have reviewed this annual report on Form 10-K of NATIONAL R.V. HOLDINGS, INC.;

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 25, 2003           /s/ MARK D. ANDERSEN
                               --------------------
                               Mark D. Andersen
                               Chief Financial Officer
                               (Principal Accounting and Financial Officer)

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 25 present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 25 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 on January 1, 2002 and as a result, changed its method of accounting for goodwill.




/s/ PricewaterhouseCoopers LLP



Orange County, California
January 31, 2003

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

                                                              December 31,
                                                           2002          2001
                                                        ---------     ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents ..........................  $      14      $     22
  Receivables, less allowance for doubtful
    accounts ($276 and $244, respectively) ...........      9,829        16,378
  Inventories ........................................     72,532        85,385
  Deferred income taxes ..............................      9,477         7,267
  Income taxes receivable ............................      7,015         6,688
  Prepaid expenses ...................................      2,134         1,647
                                                        ---------     ---------
    Total current assets .............................    101,001       117,387

Goodwill, net ........................................         -          6,126
Property, plant and equipment, net ...................     43,230        45,257
Other ................................................      1,013         1,012
                                                        ---------     ---------
                                                        $ 145,244     $ 169,782
                                                        =========     =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  line of Credit                                        $   4,943     $       -
  Book overdraft .....................................        943           608
  Current portion of long-term debt ..................         22            20
  Accounts payable ...................................     13,483        29,480
  Accrued expenses ...................................     28,564        21,750
                                                        ---------     ---------
    Total current liabilities ........................     47,955        51,858

Deferred income taxes ................................      3,105         3,469
Long-term debt .......................................         19            43
                                                        ---------     ---------
Total liabilities ....................................     51,079        55,370
                                                        ---------     ---------
Commitments and contingencies

Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
    authorized, 4,000 issued and outstanding .........         -             -
  Common Stock, $.01 par value, 25,000,000 shares
    authorized, 9,832,161 and 9,718,025 issued
    and outstanding, respectively ....................         98            97
    Additional paid-in capital .......................     34,302        33,128
    Retained earnings ................................     59,765        81,187
                                                        ---------     ---------
      Total stockholders' equity .....................     94,165       114,412
                                                        ---------     ---------
                                                        $ 145,244     $ 169,782
                                                        =========     =========




                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

                                                  Year Ended December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ----------    ---------    ---------
Net sales ................................  $ 300,251      280,015    $ 348,846
Cost of goods sold .......................    302,483      275,648      308,216
                                            ----------    ---------    ---------
  Gross profit ...........................     (2,232)       4,367       40,630
                                            ----------    ---------    ---------
Selling expenses .........................     14,492       14,068       14,111
General and administrative expenses ......      8,176        8,765        9,138
Amortization of intangibles ..............          -          413          413
Impairment of goodwill....................      6,126            -            -
                                            ----------    ---------    ---------
  Total operating expenses ...............     28,794       23,246       23,662
                                            ----------    ---------    ---------
  Operating (loss) income ................    (31,026)     (18,879)      16,968

Interest income and other expense, net ...       (115)        (491)      (1,065)
                                            ----------    ---------    ---------
  (Loss) income before income taxes and
    cumulative effect of change in
    accounting principle .................    (30,911)     (18,388)      18,033
(Benefit) provision for income taxes .....     (9,489)      (6,927)       6,864
                                            ----------    ---------    ---------
  (Loss) income before cumulative effect
    of accounting change .................    (21,422)     (11,461)      11,169
  Cumulative effect of change in
    accounting principle, net of tax .....         -            -        (1,213)
                                            ----------    ---------    ---------
    Net (loss) income ....................  $ (21,422)   $ (11,461)   $   9,956
                                            ==========    =========    =========
Earnings per common share:
Basic:
  (Loss) income before cumulative effect
    of accounting change .................  $   (2.19)   $   (1.18)   $    1.14
  Cumulative effect of accounting change .         -            -         (0.12)
                                            ----------    ---------    ---------
  Net (loss) income ......................  $   (2.19)   $   (1.18)   $    1.02
                                            ==========    =========    =========
  Weighted average number of shares ......      9,788        9,683        9,743
                                            ==========    =========    =========
Diluted:
  (Loss) income before cumulative effect
    of accounting change .................  $   (2.19)   $   (1.18)   $    1.11
  Cumulative effect of accounting change .         -            -         (0.12)
                                            ----------    ---------    ---------
  Net (loss) income ......................  $   (2.19)   $   (1.18)   $    0.99
                                            ==========    =========    =========
  Weighted average number of shares ......      9,788        9,683       10,086
                                            ==========    =========    =========



                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
                                                  Year Ended December 31,
                                            -----------------------------------
                                               2002         2001         2000
                                            ---------    ---------    ---------

Cash flows from operating activities:
  Net (loss) income ......................  $ (21,422)   $ (11,461)   $   9,956
  Adjustments to reconcile net (loss)
    income to net cash (used in)
    provided by operating activities:
    Depreciation .........................      3,936        3,889        3,247
    Amortization of intangibles ..........          -          413          413
    impairment of goodwill................      6,126            -            -
    (Gain) loss on asset disposal ........       (355)         (71)         136
    Tax benefit related to exercise of
      stock options ......................        105           73           -
    Changes in assets and liabilities:
      (Increase) decrease in trade
        receivables ......................      6,549       (1,269)       7,364
      (Increase) decrease in inventories .     12,853      (21,746)       4,548
      Increase in income taxes receivable.       (327)      (4,724)      (1,964)
      Decrease (increase) in prepaid
        expenses .........................       (487)         453         (661)
      Increase in book overdraft .........        335          608            -
      Increase in accounts payable .......    (15,997)      16,930        1,383
      Increase in accrued expenses .......      6,814        4,839        2,002
      Increase in net deferred income
        taxes ............................     (2,574)        (564)         (94)
                                            ----------    ---------    ---------
    Net cash (used in) provided by
      operating activities ...............     (4,444)     (12,630)      26,330
                                            ----------    ---------    ---------
Cash flows from investing activities:
  Decrease (increase) in other assets ....         (1)          84          (11)
  Proceeds form sale of assets............      2,859            -            -
  Capital expenditures ...................     (4,414)      (4,615)     (14,675)
                                             ---------    ---------    ---------
    Net cash used in investing activities      (1,556)      (4,531)     (14,686)
                                            ----------    ---------    ---------
Cash flows from financing activities:
  Net advance on line of credit...........      4,943            -            -
  Principal payments on long-term debt ...        (21)         (21)         (20)
  Proceeds from issuance of common stock .      1,070          508           32
  Purchase of treasury stock .............         -            -       (15,261)
                                            ----------    ---------    ---------
    Net cash provided by (used in)
      financing activities ...............      5,592          487      (15,249)
                                            ----------    ---------    ---------
  Net (decrease) increase in cash ........         (8)     (16,674)      (3,605)
  Cash, beginning of year ................         22       16,696       20,301
                                            ---------    ---------    ---------
  Cash, end of year ......................  $      14    $      22    $  16,696
                                            =========    =========    =========


                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)


                                           Common Stock                                  Treasury Stock
                            Preferred   ---------------------  Paid-In      Retained  -----------------------
                              Stock      Shares    Amount      Capital      Earnings     Shares     Amount         Total
                            ----------- --------- ----------- ------------ ------------ --------  -----------   -------------
 Balance, Dec. 31, 1999         $   -      10,589     $ 106      $47,768     $ 82,692                   $   -      $ 130,566
     Common stock issued
      under option plan             -           7         -           32                                                  32
     Purchase of treasury
      stock                                                         -                      (933)     (15,261)        (15,261)
     Net income                                                                 9,956                                  9,956
                           ----------- ---------- ---------- ------------ ------------ --------- ------------- --------------

 Balance, Dec. 31, 2000             -      10,596       106       47,800       92,648      (933)     (15,261)        125,293
     Common stock issued
      under option plan                        55         1          507                                                 508
     Cancellation of
      treasury stock                         (933)       (9)     (15,252)                   933       15,261               -
     Tax benefit related
      to exercise of
      stock options                                                   73                                                  73
     Net loss                                                                 (11,461)                               (11,461)
                           ----------- ---------- ---------- ------------ ------------ --------- ------------- --------------

Balance, Dec. 31, 2001              -       9,718        97       33,128       81,187          -           -         114,412
     Common stock issued
      under option plan                       114         1        1,069                                               1,070
     Tax benefit related
      to exercise of
      stock options                                                  105                                                 105
     Net loss                                                                 (21,422)                               (21,422)
                           ----------- ---------- ---------- ------------ ------------ --------- ------------- --------------
Balance, Dec. 31, 2002          $   -       9,832     $  98      $34,302     $ 59,765         -         $  -       $  94,165
                           =========== ========== ========== ============ ============ ========= ============= ==============


                 See Notes to Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies National R.V. Holdings,  Inc.
(the Company) manufactures recreational vehicles ("RVs") through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc.
(CCI). The RVs are marketed primarily in the United States by NRV under the Tradewinds, Dolphin, Sea Breeze, Islander, Tropi-Cal, Palisades, Surf Side Lite, Splash, Rage'n and Blaze'n brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Lexa, Magna and Prevost by Country Coach.

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

CONCENTRATION OF CREDIT RISK
     Financial instruments, which subject the Company to credit risk, consist primarily of trade receivables from dealerships. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company's broad customer base. For the year ended December 31, 2002, two dealers accounted for 17% and 12%, respectively, of the Company's net sales. In addition, the Company's top ten dealers accounted for approximately 59%, 53% and 44% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, three dealers accounted for 33%, 11% and 11%, respectively, of the Company's trade receivables.

LIQUIDITY AND CAPITAL RESOURCES
     For the year ended December 31, 2002, the Company incurred a net loss of $(21.4) million resulting in negative cash flows from operating activities of $(4.4) million and a reduction to working capital of $(12.5) million. The net loss was mainly attributable to: i) the recognition of the compete impairment of the Company's goodwill, ii) continued significant discounting to wholesale distributors, iii) continued high warranty costs, iv) continued low production levels, causing high unit fixed costs and v) a workers' compensation reserve increase.

     During 2002 and early 2003, the Company addressed the liquidity issue by aggressively pursuing accounts receivable and reducing inventories. The Company has worked closely with its vendors during this time and has normalized the age of accounts payable within acceptable terms. In addition, the Company entered into a new credit facility in the amount of $15,000,000, temporarily increased to $20,000,000 through early June 2003 (see Note 5) with UPS Capital Corporation.

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $21,422,000 and $11,461,000 and recorded net income of $9,956,000 for the years ended December 31, 2002, 2000 and 1999, respectively. The Company has used cash from operating activities of $4,444,000, $12,630,000 and provided cash from operating activities of $26,330,000 for the years ended December 31, 2002, 2000 and 1999, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At December 31, 2002, the Company had cash and cash investments of $14,000 and working capital of $53,058,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     Management intends to continue or start a variety of initiatives to improve its working capital position, including i) new product and floorplan introductions in the fourth quarter 2002 with an additional new product introduction in second quarter 2003, ii) certain product re-pricing to more competitive levels, iii) the continuation of 2002 discounts and rebates offered to help move older dealer inventory, freeing financing for new models that should improve retail turns, iv) head count rebalancing to sustainable production levels, v) an engineering review of material components for the removal of non-value added items to reduce both material costs and assembly steps, vi) continued focus on improving quality through thorough inspections and timely reporting of failures, vii) manufacturing efficiency improvements through longer lead times for production increases allowing better training of new hires to the direct work force, viii) non-producing asset dispositions such as raw property in Florida, ix) pursuit of a permanent increase in the line-of credit,
x) a substantial reduction in all categories of inventory and xi) filing for a federal income tax refund of approximately $7.5 million. The Company's success in execution of these initiatives will have a significant impact on the Company's liquidity during 2003.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during 2003, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

     If unexpected events occur requiring the Company to obtain additional capital and it is unable to do so, it then might attempt to preserve its available resources by deferring the creation or satisfaction of various commitments, deferring the introduction of various products or entry into various markets, or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company.

REVENUE RECOGNITION
     Sales are recognized by the Company upon the delivery and acceptance by dealers, provided the Company has received a purchase order, the price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and not contingent on subsequent resale, returns are reasonably estimable and there are no remaining obligations.

ADVERTISING  AND SALES  PROMOTION  COSTS
     The Company expenses advertising costs as incurred. For the years ended December 31, 2002, 2001, and 2000, advertising and sales promotion costs were approximately $5.4 million, $3.5 million, and $2.7 million respectively.

AMORTIZATION OF INTANGIBLE ASSETS
     There is no goodwill or other intangible assets on the Company's books as of December 31, 2002. If the company had adopted SFAS 142 effective January 1, 2000, net loss, basic loss per share and diluted loss per share for the years ended December 31, 2002, 2001, and 2000 would have been as follows:

(in thousands)
                                            Years Ended December 31,
                                          2002       2001         2000
                                    ------------------------------------
Net (loss) income as reported...       $(21,422)  $(11,461)    $ 9,956
Add back:
Goodwill amortization...........              -        413         413
                                    ------------ ----------- -----------
Adjusted net (loss) income......       $(21,422)  $(11,048)    $10,369
                                    ============ =========== ===========

Basic earnings per share:
Net earnings as reported........          (2.19)     (1.18)       1.14
Goodwill amortization...........              -       0.04        0.04
                                    ------------ ----------- -----------
Adjusted net earnings...........       $  (2.19)   $ (1.14)    $  1.18
                                    ============ =========== ===========

Diluted earnings per share:
Net earnings as reported........         (2.19)      (1.18)       1.11
Goodwill amortization...........             -        0.04        0.04
                                    ------------ ----------- -----------
Adjusted net earnings...........       $ (2.19)    $ (1.14)    $  1.15
                                    ============ =========== ===========

LONG-LIVED ASSETS
     The Company evaluates its long-lived assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts. The Company performs these tests for impairment annually, or whenever events or changes in circumstances indicate that an assets carrying amount may not be recoverable.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES
     Research, development and engineering expenses are charged to operations as incurred and are included in cost of goods sold. Total research, development and engineering expenses were $5,419,000, $6,195,000 and $5,973,000 for the years ended December 31, 2002, 2001 and 2000, respectively, of which research and development expenses alone were $1,359,000, $1,721,000 and $2,161,000, respectively.

INCOME TAXES
     The Company provides for income taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are computed using statutory rates for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

RECLASSIFICATIONS
     Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

SEGMENTS
     The  Company  operates  in  one  reportable  segment:   the  manufacturing,
wholesale distribution, and service of recreational vehicles. The Company does not have operations outside the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

     As required by SFAS 142, the Company performed interim testing for goodwill impairment and determined it necessary to recognize the complete impairment of its goodwill. This impairment totaled $6.1 million in 2002. The fair value of the reporting unit was estimated using the value of the Company, as indicated by the recent average stock price, apportioned to the business units and increased by a hypothetical control premium. As a result of such complete impairment of goodwill, there was no amortization of intangibles in 2002. Amortization of intangibles was $0.4 million in 2001.

     In October 2001, the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 144 establishes one accounting model, based on the framework established in SFAS 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and of long-lived assets to be disposed of by sale. Adoption of SFAS 144 in the Company's 2002 fiscal year did not have an impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements are effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At December 31, 2002, the Company had no guarantees outstanding except in respect to warranty reserves.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value based method of accounting for stock-based compensation, and the adoption of the disclosure requirements of this SFAS is not expected to have a material impact on the financial statements.

INCOME (LOSS) PER SHARE

     Basic earnings per share are based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share are based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to Common Stock.

The difference in the shares used to determine basic and diluted EPS is as follows:

                                         December 31, (in thousands)
                           -----------------------------------------------------
                                   2002              2001             2000
                           ------------------- ---------------- ----------------
 Shares used for basic...         9,788             9,743            9,683
 Dilutive effect of:
    Stock options........             -                 -              342
    Warrants.............             -                 -                1
                           ------------------- ---------------  ----------------
Shares used for diluted..         9,788             9,683           10,086
                           =================== ===============  ================

     Stock options and warrants to purchase 353,231 and 297,851 common shares for the years ended December 31, 2002 and 2001 respectively are not included in the computation of diluted loss per share for the year because the Company reported a loss, and therefore, the effect of exercise would have been anti-dilutive.

2. Inventories

Inventories consist of the following:

                                                 December 31, (in thousands)
                                              ----------------------------------
                                                      2002             2001
                                              ----------------------------------
      Finished goods.......................       $ 20,671           $ 21,525
      Work-in-process......................         25,391             32,415
      Raw materials........................         16,309             18,353
      Chassis..............................         10,161             13,092
                                              ----------------------------------
                                                  $ 72,532           $ 85,385
                                              ==================================

3. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                  December 31, (in thousands)
                                              ----------------------------------
                                                     2002             2001
                                              ----------------------------------
      Land.................................   $    10,389      $    10,447
      Buildings............................        25,052           25,409
      Machinery and equipment..............        18,269           17,264
      Office equipment.....................         7,792            7,589
                                              ----------------------------------
                                                   61,502           60,709
      Less accumulated depreciation.........      (18,272)         (15,452)
                                              ----------------------------------
        Property, plant and equipment, net..  $    43,230      $    45,257
                                              ==================================

4. Accrued Expenses

Accrued expenses consist of the following:

                                                 December 31, (in thousands)
                                              ----------------------------------
                                                     2002             2001
                                              ----------------------------------
Workers' compensation self-insurance reserve..   $  7,794         $  3,428
Motorhome warranty reserve....................     11,840           13,016
Payroll and other accrued expenses............      8,930            5,306
                                              ----------------------------------
                                                 $ 28,564         $ 21,750
                                              ==================================

5. Product Warranties

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

     The changes in the carrying amount of the Company's total product warranty liability for the twelve months ended December 31, 2002, 2001, and 2000 were as follows:

Product Warranty
(in thousands of dollars)

                          Beginning                               Ending
                          Balance     Additions     Deductions    Balance
                       ---------------------------------------------------------
Warranty Reserve 2002...  $ 13,016      $ 14,485     $ 15,661      $ 11,840
Warranty Reserve 2001...     9,861        18,459       15,304        13,016
Warranty Reserve 2000...     7,754        17,521       15,414         9,861

6.  Debt and Credit Agreements

Debt consists of the following:
                                                  December 31, (in thousands)
                                              ----------------------------------
                                                      2002             2001
                                              ----------------------------------
 Note payable - City of Junction City, Oregon,3%
 paid monthly through October 2004......            $   41           $   63
 Less payments due within one year......               (22)             (20)
                                              ----------------------------------
                                                    $   19           $   43
                                              ==================================

     Debt maturities over the remaining term of the note payable are $22,000 in 2003 and $19,000 in 2004.

     The Company has an asset-based revolving credit facility of $15,000,000 with UPS Capital Corporation (UPSC), of which $5,310,077 is reserved for a letter-of-credit, required by the State of California, serving as security for NRV's self-insured workers' compensation program and $325,848 reserved for another contingent liability. The remaining $9,364,075 is available for general corporate and working capital needs and capital expenditures. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility to $20,000,000, adding $5,000,000 in available credit, for a 120-day period to support a short-term buildup in inventory for the first quarter 2003 show season. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus
0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At December 31, 2002, $4,942,629 was outstanding under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.

7.  Income Taxes

The components of the (benefit) provision for income taxes were as follows:

                                         December 31, (in thousands)
                            ----------------------------------------------------
                                    2002             2001             2000
                            ----------------------------------------------------
  Current (Refundable) Payable:
    Federal..............        $ (7,167)         $ (5,263)       $ 5,155
    State................             147            (1,100)         1,803
                            ----------------------------------------------------
                                   (7,020)           (6,363)         6,958
 Deferred:
    Federal.............           (1,129)             (182)         (216)
    State...............           (1,340)             (382)          122
                            ----------------------------------------------------
                                   (2,469)             (564)          (94)
                            ----------------------------------------------------
Total (benefit) provision
 for income taxes.......         $ (9,489)         $ (6,927)       $ 6,864
                            ====================================================

     Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2002 and 2001 were as follows:

                                  December 31, (in thousands)
                               ----------------------------------
                                       2002             2001
                               ----------------------------------
Accrued expenses.............       $ 6,360     $      6,755
State income taxes...........         3,117              512
                               ----------------------------------
 Deferred income tax assets..       $ 9,477     $      7,267
                               ==================================

Fixed assets.................       $ 2,075     $      2,455
Other........................         1,030            1,014
                               ----------------------------------
 Deferred income tax liabilities    $ 3,105     $      3,469
                                ==================================

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                  December 31,
                             ---------------------------------------------------
                                  2002               2001               2000
                             --------------     -------------      -------------
Statutory rate.............      (35.0) %          (35.0) %             35.0 %
State taxes, net of federal
 benefit...................       (4.7)             (4.6)                2.3
Amortization of intangibles
 not deductible for income
 tax purposes.............         6.9               0.8                 2.3
Disallowed state loss
 carryforwards............         0.9               1.1                   -
Other.....................         1.2                 -                (1.5)
                             --------------     -------------      -------------
                                 (30.7) %          (37.7) %             38.1 %
                             ==============     =============      =============

8.  Consolidated Statements of Cash Flows

     The Company follows the indirect method of reporting net cash flows from operating activities. The Company paid interest of $0.4 million, $0.1 million and no interest in 2002, 2001 and 2000, respectively. The Company paid income taxes of $81 thousand, $1.5 million and $8.9 million in 2002, 2001 and 2000, respectively.


9.  Recourse on Dealer Financing

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $103.9 million at December 31, 2002, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

10.Commitments and Contingencies

     From time to time, the Company is involved in warranty or "lemon law" litigation arising out of its operations in the normal course of business. While insurance coverage is not available for such matters, the number of such matters as a percentage of sales is low. To date, aggregate costs to the Company for these actions have not been material.

     The Company has commitments under certain non-cancelable operating leases as follows (in thousands):

         2003....................                 $  1,457
         2004....................                    1,478
         2005....................                    1,279
         2006....................                       36
         2007 and thereafter.....                       18
                                             ----------------
                                                  $  4,268
                                             ----------------

     Rent expense for the years ended December 31, 2002, 2001, and 2000 were $1,400,000, $1,300,000, and $1,260,000 respectively.

11.Stock Options and Warrants

     The Company has six fixed option plans that reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $0.1 million in 2002 and $0.1 million in 2001.

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

                                         Year Ended December 31,
                                     (in thousands, except per share)
                              --------------------------------------------------
                                     2002            2001             2000
                              --------------------------------------------------
Net (loss) income
  As reported............       $  (21,422)      $  (11,461)        $  9,956
  Pro forma..............          (23,431)         (12,984)           8,597

Basic earnings per share
  As reported...........             (2.19)           (1.18)            1.02
  Pro forma.............             (2.39)           (1.32)            0.90

Diluted earnings per share
  As reported...........             (2.19)           (1.18)            0.99
  Pro forma.............             (2.39)           (1.32)            0.87

     There were no additional options granted during 2002. The fair value of options granted during 2001 and 2000 were estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:

                                                Years Ended December 31,
                                                 2001            2000
      --------------------------------------------------------------------------
      Dividend yield...............                0%               0%
      Expected volatility..........             46.0%            44.3%
      Risk-free interest rate......              4.6%             6.1%
      Expected lives...............            4 years          4 years


     Information regarding these option plans and option agreements for 2002, 2001 and 2000 is as follows:



                                               Options             Weighted
                                             Outstanding            Average
                                            (in thousands)       Exercise Price
      --------------------------------------------------------------------------
                                                --------------------------------
      Outstanding at December 31, 1999.....          1,987           11.85
         Granted...........................            403            8.50
         Expired or canceled...............            (26)          21.11
         Exercised.........................             (7)           4.67
                                                --------------------------------
      Outstanding at December 31, 2000.....          2,357           11.17
         Granted...........................            325           12.83
         Expired or canceled...............           (272)          11.70
         Exercised.........................            (55)           9.67
                                                --------------------------------
      Outstanding at December 31, 2001.....          2,355            1.19
         Granted...........................              0             N/A
         Expired or canceled...............           (199)          11.48
         Exercised.........................           (132)           9.84
                                                --------------------------------
      Outstanding at December 31, 2002.....        $ 2,024         $ 11.25
                                                ================================


     The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2002:

                              Options Outstanding           Options Exercisable
                      ------------------------------------ ---------------------
                                    Weighted
                         Number      Average    Weighted     Number    Weighted
                      Outstanding   Remaining    Average   Exercisable  Average
      Range of             (in     Contractual  Exercise      (in      Exercise
      Exercise Prices   thousands)    Life       Price     thousands)   Price
      --------------------------------------------------------------------------
$ 2.67 - $ 2.67           159         0.75       $ 2.67        159      $ 2.67
$ 3.33 - $ 3.33            91         2.00         3.33         91        3.33
$ 3.75 - $ 3.75            95         2.74         3.75         95        3.75
$ 4.61 - $ 4.61           101         0.92         4.61        101        4.61
$ 8.50 - $ 8.50           261         2.74         8.50        175        8.50
$ 9.33 - $ 9.33           255         3.75         9.33        255        9.33
$10.08 - $10.08           461         4.42        10.08        461       10.08
$12.83 - $12.83           251         3.73        12.83         89       12.83
$24.94 - $24.94           338         1.41        24.94        338       24.94
$26.81 - $26.81            12         6.39        26.81         12       26.81
                        -----                                -----
                        2,024         2.89      $ 11.25      1,776     $ 11.24
                        =====                                =====

     There were no options granted in 2002. The weighted average fair value of options granted during 2001 and 2000 was $12.83 and $3.57, respectively.


12.  Related Party Transactions

     Mr. Robert B. Lee, a director of the Company, is a partner in a joint venture that is a party to a lease agreement with the Company. Pursuant to the agreement, The Company leases from the joint venture a parcel of property constituting a majority of CCI's manufacturing facilities. During the years ended December 31, 2002, 2001 and 2000, the Company paid $1.31 million, $1.27 million and $1.20 million, respectively, under the lease agreement. The lease agreement calls for future payments totaling approximately $3.9 million through October 31, 2005. The escalations are based on the Consumer Price Index and the Company anticipates this expense to remain flat over the next two years. In addition, there is a five year renewal option on this lease agreement.

     Heller Ehrman White & McAuliffe, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company. Fees paid the law firm were $316,000, $199,000 and $112,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

13. Quarterly Consolidated Financial Data (unaudited)


                                                 2002 Quarter ended
                                         --------------------------------------
                                            (in thousands except share data)
                                         --------------------------------------
                                         March 31   June 30  Sept. 30   Dec. 31
                                         --------  --------  --------  --------
Net sales .........................     $  79,320  $ 87,466  $ 72,417  $61,047
Gross profit ......................          (254)    3,863       (44)  (5,797)
Net (loss) income                          (3,316)   (1,396)   (9,811)  (6,899)
(Loss) earnings per common share
   - basic.........................     $   (0.34) $  (0.14) $  (1.00) $ (0.70)
(Loss) earnings per common share
   - diluted.......................     $   (0.34) $  (0.14) $  (1.00) $ (0.70)
Weighted average number of shares:
  Basic............................         9,719     9,776     9,825    9,832
  Diluted..........................         9,719     9,776     9,825    9,832


                                                 2001 Quarter ended
                                         --------------------------------------
                                            (in thousands except share data)
                                         --------------------------------------
                                         March 31   June 30  Sept. 30   Dec. 31
                                         --------  --------  --------  --------
Net sales.........................     $  62,380   $ 81,021  $ 66,901  $ 69,713
Gross profit (loss)...............         2,193      5,548    (3,494)      120
Net (loss) income.................        (1,895)       126    (6,104)   (3,589)
(Loss) earnings per common share
   - basic........................     $   (0.20)  $   0.01  $  (0.63) $  (0.37)
(Loss) earnings per common share
   - diluted......................     $   (0.20)  $   0.01  $  (0.63) $  (0.37)
Weighted average number of shares:
  Basic...........................         9,663      9,663     9,688     9,718
  Diluted.........................         9,663      9,948     9,688     9,718

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


             For the years ended December 31, 2002, 2001 and 2000

                                            Additions
                               Balance at   charged to                Balance at
                               beginning      costs                     end of
                               of period   and expenses  Deductions     period
                              -----------  -----------  -----------  -----------
Twelve months ended December 31, 2002
  Allowance for
    doubtful accounts .....   $   224,000  $   121,000  $    69,000  $   276,000
  Workers' compensation
    self-insurance reserve      3,428,000    7,189,000    2,823,000    7,794,000
  Motorhome warranty
    reserve ...............    13,016,000   14,485,000   15,661,000   11,840,000
                              -----------  -----------  -----------  -----------
                              $16,668,000  $21,795,000  $18,553,000  $19,910,000
                              ===========  ===========  ===========  ===========

Twelve months ended December 31, 2001
  Allowance for
    doubtful accounts .....   $   321,000  $    28,000  $   125,000  $   224,000
  Workers' compensation
    self-insurance reserve      3,128,000    2,970,000    2,670,000    3,428,000
  Motorhome warranty
    reserve ...............     9,861,000   18,459,000   15,304,000   13,016,000
                              -----------  -----------  -----------  -----------
                              $13,310,000  $21,457,000  $18,099,000  $16,668,000
                              ===========  ===========  ===========  ===========

Twelve months ended December 31, 2000
  Allowance for
    doubtful accounts .....   $   199,000  $   265,000  $   143,000  $   321,000
  Workers' compensation
    self-insurance reserve      2,428,000    3,259,000    2,559,000    3,128,000
  Motorhome warranty
    reserve ...............     7,724,000   17,521,000   15,414,000    9,861,000
                              -----------  -----------  -----------  -----------
                              $10,381,000  $21,045,000  $18,116,000  $13,310,000
                              ===========  ===========  ===========  ===========