Form 10-Q
period 2003-03-31
NATIONAL RV HOLDINGS INC
filed 2003-05-08
CIK 910655

16

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

        Registrant's telephoe number, including area code: (909) 943-6007

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES X NO __

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at April 15, 2003
-----                                           -----------------------------
Common stock, par value                                    9,832,161
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           March 31, 2003 and December 31, 2002                                3

           Consolidated Statements of Operations -
           Three Months Ended March 31, 2003 and 2002                          4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2003 and 2002                          5

           Notes to Consolidated Financial Statements                      6 - 8

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  9 - 11

Item 3.    Quantitative and Qualitative Disclosures about Market Risk         12

Item 4.    Controls and Procedures                                            13

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   14

           Signature                                                          15

           Certifications of Principal Officers                          16 - 17

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               March 31,            December 31,
                                                 2003                  2002
                                                 ----                  ----
                                             (Unaudited)

                      ASSETS
Current assets:
   Cash and cash equivalents.................   $      10              $      14
   Trade receivables, less allowance for
   doubtful accounts ($276 and $276,
   respectively).............................      29,261                  9,829
   Inventories...............................      65,275                 72,532
   Deferred income taxes.....................       9,477                  9,477
   Income taxes receivable...................       9,464                  7,015
   Prepaid expenses..........................       1,393                  2,134
                                              -----------            -----------
        Total current assets.................     114,880                101,001
Property, plant and equipment, net...........      42,726                 43,230
Other........................................         672                  1,013
                                              -----------            -----------
                                                $ 158,278              $ 145,244
                                              ===========            ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit............................   $   8,521              $   4,943
   Book overdraft............................       3,923                    943
   Current portion of long-term debt.........          22                     22
   Accounts payable..........................      24,258                 13,483
   Accrued expenses..........................      28,360                 28,564
                                              -----------            -----------
        Total current liabilities............      65,084                 47,955
Deferred income taxes........................       3,105                  3,105
Long-term debt...............................          13                     19
                                              -----------            -----------
Total liabilities............................      68,202                 51,079
                                              -----------            -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value; 5,000 shares
  authorized, 4,000 issued and outstanding...        -                      -
  Common stock - $.01 par value; 25,000,000
  shares authorized, 9,832,161 and 9,832,161
  issued and outstanding, respectively.......          98                     98
Additional paid-in capital...................      34,302                 34,302
Retained earnings............................      55,676                 59,765
                                              -----------            -----------
   Total stockholders' equity................      90,076                 94,165
                                              -----------            -----------
                                                $ 158,278              $ 145,244
                                              ===========            ===========



                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                           Three Months
                                                          Ended March 31,
                                                    2003                  2002
                                                    ----                  ----

Net sales...................................    $  78,101              $ 79,320
Cost of goods sold..........................       79,181                79,574
                                               ----------            ----------
   Gross loss...............................       (1,080)                 (254)
Selling expenses............................        3,130                 3,429
General and administrative expenses.........        2,120                 1,908
                                               ----------            ----------
   Operating loss...........................       (6,330)               (5,591)
Interest and other expense, net.............          165                  (305)
                                               ----------            ----------
   Loss before income taxes.................       (6,495)               (5,286)
Benefit for income taxes....................       (2,406)               (1,970)
                                               ----------            ----------
   Net loss.................................    $  (4,089)             $ (3,316)
                                               ==========            ==========
Loss per common share:
   Basic....................................    $   (0.42)             $  (0.34)
   Diluted..................................    $   (0.42)             $  (0.34)

Weighted average number of shares
   Basic....................................        9,832                 9,719
   Diluted..................................        9,832                 9,719




















                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months
                                                               Ended March 31,
                                                             2003         2002
                                                             ----         ----
 Cash flows from operating activities:
    Net loss.....................................          $(4,089)     $(3,316)
    Adjustments to reconcile net loss to net
    cash (used in) provided by operating
    activities:
      Depreciation...............................              982          978
      Gain on asset disposal                                   -           (348)
      Changes in assets and liabilities:
       Increase in trade receivables.............          (19,432)      (7,636)
       Decrease in inventories...................            7,257       18,063
       Increase in income taxes receivable.......           (2,449)      (1,138)
       Decrease in prepaid expenses..............              741          341
       Increase (decrease) in book overdraft.....            2,980         (608)
       Increase (decrease) in accounts payable...           10,775       (4,843)
       Decrease in accrued expenses..............             (204)        (722)
                                                           -------      -------
      Net cash (used in) provided by operating activities   (3,439)         771
                                                           -------      -------

 Cash flows from investing activities:
      Decrease in other assets...................              341           58
      Proceeds from sale of assets...............              -          2,424
      Purchases of property, plant and equipment.             (479)      (1,438)
                                                           -------      -------
      Net cash (used in) provided by investing activities     (138)       1,044
                                                           -------      -------
Cash flows from financing activities:
      Net advance on line of credit..............            3,578          -
      Principal payments on long-term debt.......               (5)          (5)
      Proceeds from issuance of common stock.....              -             18
                                                           -------      -------
      Net cash provided by financing activities..            3,573           13
                                                           -------      -------

Net (decrease) increase in cash..................               (4)       1,828
Cash, beginning of period........................               14           22
                                                           -------      -------
Cash, end of period..............................          $    10      $ 1,850
                                                           =======      =======


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


NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands):

                                                  March 31,             Dec. 31,
                                                    2003                  2002
                                                    ----                  ----
                                                (Unaudited)

Finished goods..........................          $ 16,610              $ 20,671
Work-in-process.........................            21,110                25,391
Raw materials...........................            18,312                16,309
Chassis.................................             9,243                10,161
                                                  --------              --------
                                                  $ 65,275              $ 72,532
                                                  ========              ========


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of certain guarantees, a guarantor must recognize a liability for the fair value of an obligation assumed under the guarantee. FIN 45 also requires significant new disclosures, in both interim and annual financial statements, by a guarantor, about obligations associated with guarantees issued. FIN 45 disclosure requirements were effective for our fiscal year ended December 31, 2002 and the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At December 31, 2002, and March 31, 2003, the Company had no guarantees outstanding.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value based method of accounting for stock-based compensation, and the adoption of the disclosure requirements of this SFAS did not have a material impact on the financial statements.

NOTE 4 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $20,000,000 with UPS Capital Corporation ("UPSC"). As of March 31, 2003, $5,311,000 of a possible $7,000,000 of the line-of-credit was reserved for a letter of credit issued to serve as security for NRV's self-insured workers' compensation program, as required by the State of California and the Company has reserved an additional $326,000 from the line-of-credit for another contingent liability. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility from $15,000,000 to $20,000,000 for a 120-day period, ending June 6, 2003, to support a short-term buildup in inventory for the Company's first quarter 2003 industry show season. The remaining $14,363,000 is available for general corporate and working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus
0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At March 31, 2003, $8,521,000 of the $14,363,000 available was outstanding under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.


NOTE 5 - CONTINUATION OF LOSSES

     The Company experienced a net loss for the first quarter of 2003 totaling $4.1 million, which loss was in line with management's expectations for the quarter. The Company had net losses totaling $21.4 million and $11.5 million for 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2001 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period. There are no assurances that the conditions that have resulted in the Company's losses in 2002 and 2001 will not continue through 2003 and beyond.


NOTE 6 - RECOURSE ON DEALER FINANCING

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $112.5 million at March 31, 2003, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 7 - STOCK BASED COMPENSATION

     The Company has six fixed option plans that reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees generally vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant.

     No compensation cost has been recognized for these fixed options in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements, the Company's net loss per share would have been increased to the pro forma amounts indicated below:




                                                  Three Months Ended March 31,
                                                (in thousands, except per share)
                                           -------------------------------------
                                               2003         2002           2001
                                           -------------------------------------
      Net loss               As reported   $ (4,089)    $  (3,316)     $ (1,895)
                             Pro forma       (4,369)       (3,818)       (2,189)

      Basic loss per share   As reported      (0.42)        (0.34)        (0.20)
                             Pro forma        (0.44)        (0.39)        (0.23)

      Diluted loss per share As reported      (0.42)        (0.34)        (0.20)
                             Pro forma        (0.44)        (0.39)        (0.23)

NATIONAL R.V. HOLDINGS,  INC.
PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company's operating results; continuation of losses; cyclicality, seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in the Company's filings with the Securities and Exchange Commission (the "SEC") and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

Liquidity and Capital Resources

     At March 31, 2003, the Company had working capital of $49.8 million compared to $53.0 million at December 31, 2002.

     Net cash used in operating activities was $3.4 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $0.8 million for the comparable period last year. The change was primarily due to a $19.4 million increase in trade receivables through March 31, 2003 compared to a $7.6 million increase in trade receivables for the prior year, partially offset by a $7.3 million reduction in inventory and a $10.8 million increase in accounts payable during the first quarter of 2003 compared to an $18.1 million reduction in inventory and a $4.8 million decrease in accounts payable in the first quarter of 2002. The increase in trade receivables was due to low billing levels at the end of 2002 and high show billings at the end of the first quarter of 2003. The decrease in inventories reflects the Company's continuing efforts to manage working capital. The increase in accounts payable during the first quarter of 2003 was due to an unusually low level of accounts payable at the end of the fourth quarter of 2002, resulting from minimal materials purchases.

     Net cash used in investing activities was $0.1 million for the three months ended March 31, 2003 compared to net cash provided by investing activities of $1.0 million for the comparable period last year. The change was primarily due to the sale of the Company's airplane in the first quarter of 2002 partially offset by higher capital expenditures by the Company during the first quarter of 2002 compared to the first quarter of 2003.

     Net cash provided by financing activities was $3.6 million for the three months ended March 31, 2003 compared to net cash provided by financing activities of $13,000 for the comparable period last year. The change was mainly due to the Company advancing $3.6 million under its line of credit for the three months ended March 31, 2003.

     The Company has a revolving credit facility of $20,000,000 through June 6, 2003 and $15,000,000 thereafter with UPS Capital Corporation, of which up to $7,000,000 is available for a letter-of-credit with the State of California, serving as security for the Company's self-insured workers' compensation program. Currently, the required letter-of-credit reserve amount is $5,310,000. At March 31, 2003, $8,521,000 of the $14,363,000 available line-of-credit was outstanding under this facility.

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

     The Company has funded its financial needs primarily through operations and its existing line of credit. At March 31, 2003, the Company had cash and cash investments of $10,000 and working capital of $49,796,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     Management intends to continue or start a variety of initiatives to improve its working capital position, including i) new product and floorplan introductions in the fourth quarter 2002 with an additional new product introduction in second quarter 2003, ii) certain product re-pricing to more competitive levels, iii) the continuation of 2002 discounts and rebates offered to help move older dealer inventory, freeing financing for new models that should improve retail turns, iv) head count rebalancing to sustainable production levels, v) an engineering review of material components for the removal of non-value added items to reduce both material costs and assembly steps, vi) continued focus on improving quality through thorough inspections and timely reporting of failures, vii) manufacturing efficiency improvements through longer lead times for production increases allowing better training of new hires to the direct work force, viii) non-producing asset dispositions such as raw property in Florida, ix) pursuit of a permanent increase in the line-of-credit,
x) a substantial reduction in all categories of inventory and xi) filing for a federal income tax refund of approximately $7.3 million. The Company's success in execution of these initiatives will have a significant impact on the Company's liquidity during 2003.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during 2003, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed and additional capital were needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

Results of Operations

     Net sales of $78.1 million for the quarter ended March 31, 2003 represent a decrease of $1.2 million or 1.5% from the same quarter last year. Wholesale unit shipments of the Company's motorhomes built on diesel chassis decreased 27.1% to 237 units for the first quarter 2003, compared to 325 for the first quarter of the prior year. Shipments of the Company's gas motorhome products increased 68.5% from 197 units for the first quarter 2002 to 332 units for the first quarter of 2003. As a result of strong wholesale demand of our new SeaBreeze and Dolphin gas products, an adequate inventory of National RV's Tradewinds diesel products and the late introduction of National RV's Tropi-Cal diesel units, the Company focused more of its production and marketing on gas units during the first quarter of 2003. National RV Class A unit shipments of combined diesel and gas units rose 14.1% over the first quarter of 2002 while Country Coach experienced a decline in units shipped of 12% when comparing the first quarter of 2003 to 2002. Unit sales of the Company's towable products increased 7.1% to 390 units in the first quarter 2003 from 364 units in the same period in 2002.

     Cost of goods sold for the quarter ended March 31, 2003 decreased by $0.4 million or 0.5% from the comparable period last year. The decrease in cost of goods sold was primarily due to a decrease in sales. Additionally, though they sold for a positive gross margin, there was approximately $1.8 million in costs associated with units built during the fourth quarter of 2002, a period of poor overhead utilization. Continued discounting programs, offset partially by improvement in warranty costs due to a heavy focus in this area, were the primary factors that lead to a -1.4% gross margin for the first quarter 2003 compared to a -0.3% gross margin for the same period last year.

     Selling expenses for the quarter ended March 31, 2003 decreased by $0.3 million or 8.7% below the same period last year. As a percentage of net sales, selling expenses decreased to 4.0% from 4.3% for the same period last year mainly due to cost cutting measures.

     General and administrative expenses for the quarter ended March 31, 2003 increased $0.2 million or 11.1% from the same period last year. As a percentage of net sales, general and administrative expenses increased to 2.7% from 2.4% for the same period last year. The increase in general and administrative expenses is attributable to an increase in insurance and other related costs.

     Other expense for the quarter ended March 31, 2003 was $0.2 million compared to other income of $0.3 million for the same period last year. The change was due primarily to the gain recognized on the sale of the Company's airplane in the first quarter of 2002 as well as the interest currently being paid on the Company's line-of-credit.

     The benefit for income taxes for the quarter ended March 31, 2003 was $2.4 million compared to a benefit of $2.0 million for the same period last year. The effective tax rate for the quarter ended March 31, 2003 was 37.0% compared to 37.3% for the same period last year.

     As a result, the Company had a net loss of $4.1 million for the quarter ended March 31, 2003, as compared to a net loss of $3.3 million for the same period last year.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about market risks for the three months ended March 31, 2003 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 4 - CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        B. Form 8-K

               (1) On February 14, 2003, the Company filed a Current Report on Form 8-K reporting that the Company had entered into a loan modification agreement with UPS Capital Corporation to increase its existing line of credit by an additional $5,000,000 until June 6, 2003.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NATIONAL R.V. HOLDINGS, INC.
                                                            (Registrant)

Date: May 5, 2003                                   /s/ MARK D. ANDERSEN
                                                    -----------------------
                                                    Mark D. Andersen
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                     Financial Officer)

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


Date: May 5, 2003                                     /s/ BRADLEY C. ALBRECHTSEN
                                                      --------------------------
                                                      Bradley C. Albrechtsen
                                                      Chief Executive Officer
                                                       and President

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


Date: May 5, 2003                                    /s/ MARK D. ANDERSEN
                                                     --------------------
                                                     Mark D. Andersen
                                                     Chief Financial Officer
                                                     (Principal Accounting and
                                                      Financial Officer)