Form 10-Q
period 2003-06-30
NATIONAL RV HOLDINGS INC
filed 2003-08-14
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Class                                       Outstanding at June 30, 2003
Common stock, par value                               9,832,161
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
          PART I - FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets -
        June 30, 2003 and December 31, 2002                                    3

        Consolidated Statements of Operations -
        Three and Six Months Ended June 30, 2003 and 2002                      4

        Consolidated Statements of Cash Flows -
        Six Months Ended June 30, 2003 and 2002                                5

        Notes to Consolidated Financial Statements                        6 - 10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    11 - 15

Item 3. Quantitative and Qualitative Disclosures about Market
        Risk                                                                  16

Item 4. Controls and Procedures                                               17

           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits and Reports on Form 8-K                                      19

        Signature                                                             20

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                June 30,            December 31,
                                                  2003                  2002
                                              (Unaudited)

    ASSETS
Current assets:
  Cash and cash equivalents.................    $  3,623           $      14
  Trade receivables, less allowance
  for doubtful accounts
  ($238 and $276, respectively).............      11,023               9,829
  Inventories...............................      65,185              72,532
  Deferred income taxes.....................       6,005               6,005
  Income taxes receivable...................           -               7,015
  Prepaid expenses..........................       1,565               2,134
                                            ------------        ------------
    Total current assets....................      87,401              97,529
Property, plant and equipment, net..........      41,985              43,230
Long-term deferred income taxes.............       4,107                 367
Other.......................................         673               1,013
                                            ------------        ------------
                                                $134,166           $ 142,139
                                            ============        ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit............................    $      -           $   4,943
  Book overdraft............................           -                 943
  Current portion of long-term debt.........          22                  22
  Accounts payable..........................      19,252              13,483
  Accrued expenses..........................      21,028              22,291
                                            ------------        ------------
    Total current liabilities...............      40,302              41,682
Long-term accrued expenses..................       6,487               6,273
Long-term debt..............................           8                  19
                                            ------------        ------------
Total liabilities                                 46,797              47,974
                                            ------------        ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value;
  5,000 shares authorized, 4,000
  issued and outstanding....................           -                   -
  Common stock - $.01 par value; 25,000,000
  shares authorized, 9,832,161 issued and
  outstanding at June 30, 2003 and
  December 31, 2002.........................          98                  98
Additional paid-in capital..................      34,302              34,302
Retained earnings...........................      52,969              59,765
                                            ------------        ------------
  Total stockholders' equity................      87,369              94,165
                                            ------------        ------------
                                            ------------        ------------
                                                $134,166           $ 142,139
                                            ============        ============


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                 Three Months              Six Months
                                Ended June 30,            Ended June 30,
                               2003         2002        2003          2002
Net sales.................   $73,471      $87,466     $151,572      $166,787
Cost of goods sold........    72,805       83,603      151,985       163,177
                            --------     --------     --------      --------
  Gross profit (loss).....       666        3,863         (413)        3,610
Selling expenses..........     2,952        3,398        6,085         6,827
General and administrative
expenses..................     1,958        2,662        4,077         4,570
                            --------     --------     --------      --------
 Operating loss...........    (4,244)      (2,197)     (10,575)       (7,787)
Interest expense and other
income, net...............        55           (4)         219          (309)
                            --------     --------     --------      --------
 Loss before income taxes.    (4,299)      (2,193)     (10,794)       (7,478)
Benefit for income taxes..    (1,592)        (797)      (3,998)       (2,767)
                            --------     --------     --------      --------
 Net loss.................   $(2,707)     $(1,396)    $ (6,796)     $ (4,711)
                            ========     ========     ========      ========
Loss per common share:
 Basic....................   $ (0.28)     $ (0.14)    $  (0.69)     $  (0.48)
 Diluted..................   $ (0.28)     $ (0.14)    $  (0.69)     $  (0.48)

Weighted average number of
shares
 Basic....................     9,832        9,776        9,832         9,747
 Diluted..................     9,832        9,776        9,832         9,747




                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                      Six Months
                                                     Ended June 30,
                                                    2003             2002
 Cash flows from operating activities:
  Net loss.....................................  $ (6,796)        $ (4,711)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation...............................     1,974            1,908
    Gain on asset disposal.....................       -               (348)
    Changes in assets and liabilities:
      Increase in trade receivables............    (1,194)          (8,800)
      Decrease in inventories..................     7,347           17,000
      Decrease in income taxes receivable......     7,015            4,162
      Decrease in prepaid expenses.............       569              766
      Decrease in book overdraft...............      (943)            (608)
      Increase (decrease) in accounts payable..     5,769           (7,009)
      (Decrease) increase in accrued expenses..    (1,049)             498
      Increase in deferred income taxes........    (3,740)            (459)
                                                 --------         --------
    Net cash provided by operating activities..     8,952            2,399
                                                 --------         --------

 Cash flows from investing activities:
  Decrease in other assets.....................       340               66
  Proceeds from sale of assets.................        -             2,424
  Purchases of property, plant and equipment...      (729)          (2,595)
                                                 --------         --------
    Net cash used in investing activities......      (389)            (105)
                                                 --------         --------

 Cash flows from financing activities:
  Net payments on line of credit...............    (4,943)            -
  Principal payments on long-term debt.........       (11)             (11)
  Proceeds from issuance of common stock.......        -             1,074
                                                 --------         --------
    Net cash (used in) provided by financing
    activities.................................    (4,954)           1,063
                                                 --------         --------
 Net increase in cash..........................     3,609            3,357
 Cash, beginning of period.....................        14               22
                                                 --------         --------
 Cash, end of period...........................  $  3,623         $  3,379
                                                 ========         ========



                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - GENERAL

     In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiaries National R.V., Inc. (NRV) and Country Coach, Inc. (CCI) referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year and the financial statements do not include all of the information and footnotes required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K. Certain reclassifications, none of which affected net loss or retained earnings, have been made to prior period amounts to conform to current period presentation.


NOTE 2 - CONTINUATION OF LOSSES

     The Company experienced a net loss in the second quarter of 2003 totaling $2.7 million and a $6.8 million net loss for the six months ended June, 30, 2003. The Company had net losses totaling $21.4 million and $11.5 million for the years ended December 31, 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2001 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period. Although 2003 has seen improvement in warranty costs, there are no assurances that the conditions that have resulted in the Company's losses in 2002 and 2001 will not continue through 2003 and beyond.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No 146 on January 1, 2003, which had no material impact on the Company's consolidated financial statements.

NOTE 4 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15,000,000 with UPS Capital Corporation ("UPSC"). This credit facility expires August, 2005. As of June 30, 2003, $5,310,000 of a possible $7,000,000 of the line-of-credit was reserved for a letter of credit issued to serve as security for NRV's self-insured workers' compensation program, as required by the State of California. The Company has reserved an additional $326,000 from the line-of-credit for another contingent liability. The remaining $9,364,000 was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security for its NRV self insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit and freeing up $5,310,000 of the line-of-credit.  Amounts  borrowed  under the  revolving  credit  facility  bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At June 30, 2003, the full $9,364,000 was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility from $15,000,000 to $20,000,000 for a 120-day period, ending June 6, 2003. This loan modification has now expired.


NOTE 5 - STOCK BASED COMPENSATION

     The Company has six fixed option plans that reserve shares of common stock for issuance to executives, key employees and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees generally vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were no options granted during 2003 or 2002.

     No compensation cost has been recognized for these fixed options in the financial statements. Had compensation cost for the Company's stock option plans and individual option agreements been determined based on the fair value rather than market value at the grant date for awards under those plans and agreements, the Company's pro forma net loss and pro forma loss per share would have been as follows:

All amounts in thousands except per share amounts
                                        Three Months             Six Months
                                        Ended June 30,         Ended June 30,
                              ---------------------------- ---------------------
                                        2003       2002       2003        2002
Net Loss  As Reported.............  $ (2,707)  $ (1,396)  $ (6,796)   $ (4,711)
          Total stock-based
          employee compensation
          expense determined
          under fair value
          based method for all
          awards, net of related
          tax effects.............       (83)      (238)      (190)       (592)
                                      ------      -----      -----       -----
          Pro Forma...............  $ (2,790)  $ (1,634)  $ (6,986)   $ (5,240)

Basic Loss per Share
         As Reported..............  $  (0.28)  $  (0.14)  $  (0.69)   $  (0.48)
         Total stock-based
         employee compensation
         expense determined
         under fair value
         based method for all
         awards, net of related
         tax effects..............     (0.01)     (0.02)     (0.02)      (0.06)
                                      ------      -----      -----       -----
         Pro Forma................   $ (0.28)   $ (0.17)  $  (0.71)   $  (0.54)

Diluted Loss per Share
         As Reported..............   $ (0.28)   $ (0.14)  $  (0.69)   $  (0.48)
         Total stock-based
         employee compensation
         expense determined
         under fair value
         based method for all
         awards, net of related
         tax effects..............     (0.01)     (0.02)     (0.02)      (0.06)
                                      ------      -----      -----       -----
         Pro Forma................   $ (0.28)   $ (0.17)  $  (0.71)   $  (0.54)


NOTE 6 - LOSS PER SHARE

     Basic earnings per share are based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share are based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to common stock. The difference in the shares used to determine basic and diluted EPS is as follows:

Amounts are in thousands
                                   Three Months               Six Months
                                  Ended June 30,            Ended June 30,
                            -------------------------  ------------------------
                                2003         2002         2003         2002
Shares used for basic.......   9,832        9,776        9,832        9,747
Dilutive effect
  Stock options.............     -            -            -            -
  Warrants..................     -            -            -            -
                               -----        -----        -----        -----
Shares used for diluted.....   9,832        9,776        9,832        9,747
                               =====        =====        =====        =====
Shares excluded from EPS
calculation.................      66          773          147          615


NOTE 7 - COMMITMENTS AND GUARANTEES

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $93 million at June 30, 2003, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Amounts are in thousands

Three Months Ended June 30, 2003 and 2002

                                 Beginning
                               Balance as of                            Ending
                              March 31, 2003    Additions  Deductions   Balance
            --------------------------------------------------------------------
Warranty Reserve June 30, 2003... $11,570       $1,267       $1,847     $10,990

                                 Beginning
                               Balance as of                            Ending
                              March 31, 2002    Additions  Deductions   Balance
            --------------------------------------------------------------------
Warranty Reserve June 30, 2002... $12,411       $1,524         $631     $13,304


Six Months Ended June 30, 2003 and 2002

                                 Beginning
                               Balance as of                            Ending
                             December 31, 2002  Additions  Deductions   Balance
            --------------------------------------------------------------------
Warranty Reserve June 30, 2003... $11,840       $2,611       $3,461     $10,990

                                 Beginning
                               Balance as of                            Ending
                            December 31, 2001   Additions  Deductions   Balance
            --------------------------------------------------------------------
Warranty Reserve June 30, 2002... $13,016       $2,189       $1,901     $13,304


NOTE 8 - INVENTORIES

Inventories consist of the following (in thousands):

                                June 30,             Dec. 31,
                                  2003                 2002
                               (Unaudited)

      Finished goods......      $ 14,996              $ 20,671
      Work-in-process.....        23,979                25,391
      Raw materials.......        19,823                16,309
      Chassis.............         6,387                10,161
                                --------              --------
                                $ 65,185              $ 72,532
                                ========              ========

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

Liquidity and Capital Resources

     At June 30, 2003, the Company had working capital of $47.1 million compared to $55.8 million at December 31, 2002.

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. During the first six months of 2003, the Company provided cash from operations of $9.0 million, compared to $2.4 million of cash provided from operations during the first six months of 2002. This increase was due primarily to a $7.3 million decrease in inventories, a $7.0 million receipt of income taxes receivable, and an increase of $5.8 million in accounts payable, partially offset by an increase of $1.2 million in trade receivables, a $3.7 million increase in deferred taxes and a $6.8 million net loss that includes $2.0 million of depreciation. The increase in accounts payable is primarily attributable to an increase in purchases for the new 2004 model year change over. The decrease in inventories reflects the Company's continuing efforts to manage working capital.

     Net cash used in investing activities was $0.4 million for the six months ended June 30, 2003. This represents the purchase of property plant and equipment totaling $0.7 million, partially offset by the decrease in other assets totaling $0.3 million.

     Net cash used in financing activities was $5.0 million for the six months ended June 30, 2003. This represents the pay down of $4.9 million against the line-of-credit.

     The Company has an asset-based revolving credit facility of $15,000,000 with UPS Capital Corporation ("UPSC"). This credit facility expires August, 2005. As of June 30, 2003, $5,310,000 of a possible $7,000,000 of the line-of-credit was reserved for a letter of credit issued to serve as security for NRV's self-insured workers' compensation program, as required by the State of California. The Company has reserved an additional $326,000 from the line-of-credit for another contingent liability. The remaining $9,364,000 was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security for its NRV self insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit and freeing up $5,310,000 of the line-of-credit.  Amounts  borrowed  under the  revolving  credit  facility  bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At June 30, 2003, the full $9,364,000 was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility from $15,000,000 to $20,000,000 for a 120-day period, ending June 6, 2003. This loan modification has now expired.

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

     The Company has funded its financial needs primarily through operations and its existing line of credit. At June 30, 2003, the Company had cash and cash equivalents of $3.6 million and working capital of $47.1 million. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     Management intends to start or continue a variety of initiatives to improve its working capital position, including i) introduction of new 2004 models with some product re-pricing to more competitive levels, ii) head count rebalancing to sustainable production levels, iii) an engineering review of material components for the removal of non-value added items to reduce both material costs and assembly steps, iv) continued focus on improving quality through comprehensive inspections and timely reporting of failures, v) manufacturing efficiency improvements through longer lead times for production increases allowing better training of new hires to the direct work force, vi) non-producing asset dispositions, vii) a substantial reduction in all categories of inventory, viii) pursuing the reduction of workers' compensation claims at NRV through the use of consultants, and ix) continuing to seek improved manufacturing methods. The Company's success in the execution of these initiatives may have a significant impact on the Company's liquidity during the next 12 months.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during the next 12 months, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed and additional capital were needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

Results of Operations
As a percentage of net sales

                                        Three Months             Six Months
                                       Ended June 30,          Ended June 30,
                                   ----------------------- ---------------------
                                          2003      2002    2003      2002
Net sales............................... 100.0%    100.0%   100.0%    100.0%
Cost of goods sold......................  99.1      95.6    100.3      97.8
                                         -----     -----    -----     -----
  Gross profit(loss)....................   0.9       4.4     (0.3)      2.2
                                         -----     -----    -----     -----
Selling expenses........................   4.0       3.9      4.0       4.1
General and administrative expenses.....   2.7       3.0      2.7       2.7
                                         -----     -----    -----     -----
  Operating loss........................  (5.8)     (2.5)    (7.0)     (4.7)
Interest expense and other income, net..   0.1       0.0      0.1      (0.2)
                                         -----     -----    -----     -----
  Loss before income taxes..............  (5.9)     (2.5)    (7.1)     (4.5)
Benefit for income taxes................  (2.2)     (0.9)    (2.6)     (1.7)
                                         -----     -----    -----     -----
  Net loss..............................  (3.7)%    (1.6)%   (4.5)%    (2.8)%
                                         =====     =====    =====     =====


Amounts are in thousands, except percentages
Net sales
                                   Three Months                Six Months
                                   Ended June 30,             Ended June 30,
                                  Percent Change             Percent Change
                            ------------------------  --------------------------
                                2003            2002     2003             2002
Net sales..................  $73,471 (16.0)% $87,466 $151,572 (9.1)%  $166,787
as a percent of net sales..    100.0%          100.0%   100.0%           100.0%


     Net sales of $73.5 million for the quarter ended June 30, 2003 represent a decrease of $14.0 million or 16.0% from the same quarter last year. Wholesale unit shipments of the Company's motorhomes built on diesel chassis decreased 4.8% to 218 units for the second quarter 2003, compared to 229 for the second quarter of the prior year. Shipments of the Company's gas motorhome products decreased 9.3% from 323 units for the second quarter 2002 to 293 units for the second quarter of 2003. National RV Class A unit shipments of combined diesel and gas units declined 3.7% from the second quarter of 2002 Unit sales of the Company's towable products fell by 8.5% to 475 units in the second quarter 2003 from 519 units in the same period in 2002. However, revenue for the towable product segment increased 3.4% during the second quarter 2003 compared to the second quarter 2002. Revenue of the Company's Country Coach brand "highline" motorhomes declined 33.0% during the second quarter 2003 while the National RV brand motorhome revenue decreased 5.7% compared to the prior year's second quarter. This revenue reduction for the Country Coach subsidiary reflects a significant sale of the Company's Prevost Conversion brand product upon re-entry to the market in the second quarter 2002. Decreased demand for the Company's higher line diesel products further contributed to the decline in income. For the six months ended June 30, 2003 net sales of $151.6 million represents a decrease of $15.2 million or 9.1% compared to the same period last year. Wholesale unit shipments of the Company's motorhomes built on diesel chassis decreased 17.9% from 554 units in the six months ended June 30, 2002 to 455 units for the comparable period this year. Shipments of the Company's gas motorhomes increased 20.2% to 625 units during the first six months, 105 more than last year for the same period. Unit sales of the Company's towable products decreased 2.0% from 883 units during the first six months of 2002 to 865 units during the comparable period this year.

Cost of goods sold
                                   Three Months                Six Months
                                   Ended June 30,              Ended June 30,
                                   Percent Change              Percent Change
                         ---------------------------- --------------------------
                                 2003            2002      2003            2002
Cost of goods sold..........  $72,805 (12.9)% $83,603  $151,985 (6.9)% $163,177
as a percent of net sales...     99.1%           95.6%    100.3%           97.8%



     Cost of goods sold for the quarter ended June 30, 2003 decreased by $10.8 million or 12.9% from the comparable period last year. The decrease in cost of goods sold was primarily due to a decrease in sales, and a reduction in warranty costs, offset by an increase in the workers' compensation expense at the Perris, CA location, production inefficiencies at the Junction City, OR location due to the introduction of the new Inspire and the 2004 model year change over. These are the primary factors that led to a 0.9% gross margin for the second quarter 2003 compared to a 4.4% gross margin for the same period last year. Cost of goods sold for the first six months of 2003 decreased $11.1 million or 6.9% compared to the same period last year. The decrease is mainly attributable to a decrease in sales, partially offset by workers' compensation expense increases and production inefficiencies during the first six months of 2003.


Amounts are in thousands, except percentages
Selling expenses
                                   Three Months              Six Months
                                   Ended June 30,            Ended June 30,
                                   Percent Change            Percent Change
                          ----------------------------  ------------------------
                                 2003           2002     2003             2002
Selling expenses...........    $2,952 (13.1)% $3,398   $6,085  (10.9)%  $6,827
as a percent of net sales..       4.0%           3.9%     4.0%             4.1%


     Selling expenses totaled $3.0 million or 4.0% of net sales for the second quarter 2003 compared to $3.4 million or 3.9% of net sales for the same quarter last year. Additionally, for the six months ended June 30, 2003 selling expenses, as a percentage of net sales for the six months ended June 30, remained flat at 4.0% compared to 4.1% for the same period last year.


Amounts are in thousands, except percentages
General and administrative expenses
                                    Three Months             Six Months
                                    Ended June 30,           Ended June 30,
                                    Percent Change           Percent Change
                           --------------------------- -------------------------
                                 2003           2002      2003            2002
General and administrative
expenses...................    $1,958 (26.4)% $2,662    $4,077 (10.8)%  $4,570
as a percent of net sales..       2.7%          3.0%      2.7%            2.7%

     General and administrative expenses totaling $2.0 million for the quarter ended June 30, 2003 decreased $0.7 million or 26.4% from the same period last year. As a percentage of net sales, general and administrative expenses decreased to 2.7% from 3.0% for the same period last year. The second quarter 2002 reflected the impact of an employment related legal settlement reached in that quarter. An employment related legal settlement reached in the second quarter 2002 was the primary reason for the change from the comparable period this year.Additionally, for the six months ended June 30, 2003 general and administrative expenses, as a percentage of net sales remained flat at 2.7% compared to 2.7% for the same period last year.

Amounts are in thousands, except percentages
Interest expense and other income, net
                                          Three Months            Six Months
                                         Ended June 30,          Ended June 30,
                                         Percent Change          Percent Change
                                 -------------------------- --------------------
                                        2003          2002   2003          2002
Interest expense and other income, net.. $55 (1,475.0)%$(4)  $219 (179.0)%$(309)
as a percent of net sales............... 0.1%         (0.0)%  0.1%        (0.2)%


     Net interest expense and other income for the three months ended June 30 2003 and 2002 was $0.06 million and $(0.004) million and as a percentage of net sales was 0.1% and 0.0% respectively. Additionally, for the six months ended June 30 these amounts are $0.2 million and $(0.3) million and as a percentage of net sales increased to 0.1% from (0.2)%. The $0.2 million represents the interest expense from the credit facility and the $(0.3) million gain is a result of the sale of the Company's airplane.


Amounts are in thousands, except percentages
Benefit for income taxes
                                 Three Months                Six Months
                                 Ended June 30,              Ended June 30,
                                 Percent Change              Percent Change
                       ----------------------------- ---------------------------
                                2003          2002      2003             2002
Benefit for income taxes..... $(1,592) 99.7% $(797)  $(3,998)  44.5%  $(2,767)
as a percent of net sales        (2.2)%       (0.1)%    (2.6)%           (1.7)%


     The benefit for income taxes for the three and six months ended June 30, 2003 was $1.6 million and $4.0 million, respectively. Additionally, the benefit from income taxes for the three and six months ended June 30, 2002 was $797 and $2,767,respectively. The effective tax rate for the three and six months ended June 30, 2003 and 2002 was 37.0%.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to interest rate risk from borrowings under the revolving credit facility. However, there were no borrowings outstanding under this credit facility as of June 30, 2003.

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

     As of the end of the quarter covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There have been no significant changes in the Company's internal controls over financial reporting during the three months ended June 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 9, 2003, the Company held its 2003 Annual Meeting of Stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

     1. The Company's stockholders elected Doy B. Henley and James B. Roszak as Class III directors. Voting for the nominees was as follows:
        Doy B. Henley; 9,184,564 shares FOR and 109,970 shares WITHHELD; and James B. Roszak; 9,183,164 shares FOR and 111,370 shares WITHHELD. The continuing Directors for National R.V. Holdings, Inc. include:
        Bradley C. Albrechtsen, Robert B. Lee, Greg McCaffrey, Wayne M. Mertes, and Stephen M. Davis.

     2. The   Company's    stockholders    approved   the    appointment    of
        PricewaterhouseCoopers LLP as the Company's auditor for the current fiscal year. For the appointment of PricewaterhouseCoopers LLP as the Company's auditor, the vote was 9,243,574 shares FOR; 10,700 shares AGAINST and 40,260 shares ABSTAINING.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



        B. Form 8-K

     (1) On May 22, 2003, the Company filed a Current Report on Form 8-K furnishing under Item 12 the Company's financial results for the first quarter of 2003.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NATIONAL R.V. HOLDINGS, INC.
                                                           (Registrant)

Date: August 13, 2003                             By /s/ MARK D. ANDERSEN

                                                  Mark D. Andersen
                                                  Chief Financial Officer
                                                  (Principal Accounting and
                                                   Financial Officer)