Form 10-Q
period 2003-09-30
NATIONAL RV HOLDINGS INC
filed 2003-11-13
CIK 910655

22

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark  One)  {X}  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                   YES X NO __

     Indicate by check mark wether the registrant is an accelerated filer.

                                   YES __ NO X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at September 30, 2003
Common stock, par value                                    9,986,828
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                        PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           September 30, 2003 and December 31, 2002                       3

           Consolidated Statements of Operations -
           Three and Nine Months Ended September 30, 2003 and 2002        4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 2003 and 2002                  5

           Notes to Consolidated Financial Statements                   6 - 9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10 - 16

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    17

Item 4.    Controls and Procedures                                       18

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              19

           Signature                                                     20

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                    September 30,   December 31,
                                                        2003            2002
                                                      -------         -------
                                                     (Unaudited)

                 ASSETS
Current assets:
  Cash and cash equivalents .......................    $     11       $     14
  Trade receivables, less allowance for doubtful
  accounts ($308 and $276 respectively)............      21,404          9,829
  Inventories......................................      63,910         72,532
  Deferred income taxes............................       6,152          6,005
  Income taxes receivable..........................         -            7,015
  Prepaid expenses.................................       1,506          2,134
                                                    -------------   ------------
    Total current assets...........................      92,983         97,529
Property, plant, and equipment, net................      41,461         43,230
Long-term deferred income taxes....................       4,107            367
Other..............................................       1,190          1,013
                                                    -------------   ------------
                                                       $139,741       $142,139
                                                    =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit...................................    $  3,216       $  4,943
  Book overdraft...................................       1,442            943
  Current portion of long-term debt................          22             22
  Accounts payable.................................      19,739         13,483
  Accrued expenses.................................      20,496         22,291
                                                    -------------   ------------
    Total current liabilities......................      44,915         41,682
Long-term accrued expenses.........................       7,242          6,273
Long-term debt.....................................           2             19
                                                    -------------   ------------
Total Liabilities..................................      52,159         47,974
                                                    -------------   ------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $.01 par value; 5000 shares
  authorized, 4000 issued and outstanding..........         -             -

  Common stock - $.01 par value; 25,000,000 shares
  authorized, 9,986,828 and 9,832,161 issued and
  outstanding, respectively........................         100             98
Additional paid-in capital.........................      34,817         34,302
Retained earnings..................................      52,665         59,765
                                                    -------------   ------------
                                                         87,582         94,165
                                                    -------------   ------------
    Total stockholders' equity.....................    $139,741       $142,139
                                                    =============   ============

                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months         Nine Months
                                       Ended September 30,  Ended September 30,
                                         2003    2002         2003      2002
                                         ----    ----         ----      ----
Net sales........................... $ 91,314  $ 72,417   $ 242,886   $ 239,204
Cost of goods sold..................   86,942    72,461     238,927     235,639
                                     --------- ---------  ----------  ----------
  Gross profit (loss)                   4,372       (44)      3,959       3,565
Selling expenses....................    3,101     4,126       9,186      10,953
General and administrative expenses.    1,683     1,673       5,760       6,242
Impairment of goodwill..............      -       6,126         -         6,126
                                     --------- ---------  ----------  ----------
  Operating loss....................     (412)  (11,969)    (10,987)    (19,756)
Interest expense....................       85        51         309         142
Other (income) expense..............       (2)      (45)         (6)       (444)
                                     --------- ---------  ----------  ----------
  Loss before income taxes..........     (495)  (11,975)    (11,290)    (19,454)
Benefit for income taxes............     (191)   (2,164)     (4,189)     (4,931)
                                     --------- ---------  ----------  ----------
  Net Loss.......................... $   (304) $ (9,811)  $  (7,101)  $ (14,523)
                                     ========= =========  ==========  ==========
Loss per common share:
  Basic............................. $  (0.03) $  (1.00)  $   (0.72)  $   (1.49)
  Diluted........................... $  (0.03) $  (1.00)  $   (0.72)  $   (1.49)

Weighted average number of shares
  Basic.............................    9,835     9,825       9,833       9,774
  Diluted...........................    9,835     9,825       9,833       9,774



                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Nine Months
                                                        Ended September 30,
                                                           2003       2002
                                                           ----       ----
Cash flows from operating activities:
  Net loss......................................         $(7,101)   $(14,523)
  Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation................................           2,959       2,847
    Impairment of goodwill......................              -        6,126
    Loss (gain) on asset disposal...............               3        (359)
    Changes in assets and liabilities:
      (Increase) decrease in trade receivables..         (11,575)      2,525
      Decrease in inventories...................           8,622       8,008
      Decrease in income taxes receivables......           7,015       1,990
      Decrease (increase) in prepaid expenses...             628      (1,445)
      Increase in book overdraft................             499       3,569
      Increase (decrease) in accounts payable...           6,256     (10,044)
      (Decrease) increase in accrued expenses...            (826)      2,861
      Increase in deferred income taxes.........          (3,887)       (459)
                                                        ---------   ---------
   Net cash provided by operating activities....           2,593       1,096
                                                        ---------   ---------

Cash flows from investing activities:
  (Increase) decrease in other assets...........            (177)        216
  Proceeds from the sale of assets..............               3       2,424
  Purchases of property, plant and equipment....          (1,196)     (4,069)
                                                        ---------   ---------
   Net cash used in investing activities........          (1,370)     (1,429)
                                                        ---------   ---------

Cash flows from financing activities:
  Net (payments on) advances under line of
   credit.......................................          (1,727)      1,114
  Principal payments on long-term debt..........             (17)        (16)
  Proceeds from issuance of common stock........             518       1,170
                                                        ---------   ---------
   Net cash (used in) provided by financing
    activities..................................          (1,226)      2,268
                                                        ---------   ---------

Net (decrease) increase in cash.................              (3)      1,935
Cash, beginning of period.......................              14          22
                                                        ---------   ---------
Cash, end of period.............................         $    11    $  1,957
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


NOTE 2 - CONTINUATION OF LOSSES

     The Company experienced a net loss in the third quarter of 2003 totaling $0.3 million and a $7.1 million net loss for the nine months ended September 30, 2003. The Company had net losses totaling $21.4 million and $11.5 million for the years ended December 31, 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2001 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period.

     As of September 30, 2003, the Company has recorded a deferred tax asset of $10.3 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 3 - Supplemental Balance Sheet Information

Inventories consist of the following (in thousands):

                                                  September 30,  December 31,
                                                      2003           2002
                                                      ----           ----
Finished goods................................      $ 12,910       $ 20,671
Work-in-process...............................        22,972         25,391
Raw materials.................................        21,437         16,309
Chassis.......................................         6,591         10,161
                                                    --------       --------
                                                    $ 63,910       $ 72,532
                                                    ========       ========

Accrued expenses consist of the following (in thousands):

                                                  September 30,  December 31,
                                                      2003           2002
                                                      ----           ----
Workers' compensation self insurance reserve..      $ 10,213       $  7,794
Motorhome warranty reserve....................         9,721         11,840
Payroll and other accrued expenses............         7,804          8,930
                                                    --------       --------
                                                    $ 27,738       $ 28,564
                                                    ========       ========


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under previous guidance. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003, which had no material impact on the Company's consolidated financial statements.

NOTE 5 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation ("UPSC"). This credit facility expires August 2005. The Company has reserved $0.3 from the line-of-credit for a contingent liability. The remaining $14.7 was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security, in the form of state workers' compensation fund insurance, for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freeing up $5.3 of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2003, $11.5 was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.

NOTE 6 - STOCK BASED COMPENSATION

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

     No compensation cost has been recognized for these fixed options in the financial statements. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

In thousands, except per share amounts

                                          Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                        -------------------  -------------------
                                            2003     2002       2003     2002
                                            ----     ----       ----     ----
Net loss     As reported.................. $(304)  $(9,811)   $(7,101) $(14,523)
             Deduct total stock-based
             employee compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects...    63       120        250       712
                                          ------  --------   -------- ---------
             Pro forma.................... $(367)  $(9,931)   $(7,351) $(15,235)
                                          ======  ========   ======== =========

Basic Loss   As reported.................. $(0.03) $ (1.00)   $ (0.72) $  (1.49)
per share    Deduct total stock-based
             employee compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects...   0.01     0.01       0.03      0.07
                                           ------  --------   -------- ---------
             Pro forma.................... $(0.04)  $(1.01)   $ (0.75) $  (1.56)
                                           ======= ========   ======== =========

Diluted Loss As reported.................. $(0.03) $ (1.00)   $ (0.72) $  (1.49)
per share    Deduct total stock-based
             employee compensation expense
             determined under fair value
             based method for all awards,
             net of related tax effects...   0.01     0.01       0.03      0.07
                                           ------- --------   -------- ---------
           Pro forma...................... $(0.04)  $(1.01)   $ (0.75) $  (1.56)
                                           ======= ========   ======== =========

     The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001 and 2000 respectively. There were two grants of 5 year and 10 year vesting in both 2001 and 2000 and the assumptions for those plans are as follows: For the 5 year plan in 2001 the volatility is 45.4%, the expected term of the grant is 4.3 years, and the risk-free interest rate is 4.4%. The 2001 10 year vesting assumptions are: The volatility is 45.4%, the expected term is 4.5 years and the risk free rate is 4.4%. The assumptions for the 5-year plan in 2000 are: volatility is 46.4%, the expected term is 4.3 years, and the risk-free rate is 6.12%. The assumptions for the 10-year plan in 2001 are: volatility is 46.4%, expected term is 4.5 years and the risk-free rate is 6.12%.

NOTE 7 - LOSS PER SHARE

     Basic loss per share is based upon the weighted average number of common shares outstanding during a period. Diluted loss per share is based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to common stock. The difference in the shares used to determine basic and diluted EPS is as follows:

                                           Three Months         Nine Months
                                         Ended September 30, Ended September 30,
                                         ------------------- -------------------
                                             2003     2002       2003     2002
                                             ----     ----       ----     ----
Net loss..............................      $(304)  $(9,811)  $(7,101) $(14,523)
Basic weighted average common shares
 outstanding..........................      9,835     9,825     9,833     9,774
Effect of dilutive stock options......         -         -         -         -
                                            ------  --------   -------- --------
Diluted weighted average common shares
 outstanding..........................      9,835     9,825      9,833    9,774
                                           =======  ========   ======== ========
Basic loss per share..................     $(0.03)  $ (1.00)   $ (0.72) $ (1.49)
                                           =======  ========   ======== ========
Diluted loss per share................     $(0.03)  $ (1.00)   $ (0.72) $ (1.49)
                                           =======  ========   ======== ========
Outstanding options excluded as impact
 would be anti-dilutive...............        132       191        471    1,229


8 - COMMITMENTS AND GUARANTEES

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs if the dealers become insolvent within one year of the purchase of such RVs. Although the total contingent liability under these agreements approximates $85.1 million at September 30, 2003, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Nine Months Ended September 30, 2003

                         Beginning                                  Ending
                       Balance as of                            Balance as of
                    December 31, 2002  Additions  Deductions  September 30, 2003
                    -----------------  ---------  ----------  ------------------
Warranty reserve
September 30, 2003...    $11,840        $3,700       $5,819         $9,721

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

Critical Accounting Policies


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

     Deferred Tax Asset. As of September 30, 2003, the Company has recorded a deferred tax asset of $10.3 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

     At September 30, 2003, the Company had working capital of $48.1 million compared to $55.8 million at December 31, 2002.

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. During the first nine months of 2003, the Company provided cash from operations of $2.6 million, compared to $1.1 million of cash provided from operations during the first nine months of 2002. This increase was due primarily to a $8.6 million decrease in inventories, a $7.0 million receipt of income taxes receivable, and an increase of $6.3 million in accounts payable, partially offset by an increase of $11.6 million in trade receivables, a $3.9 million increase in deferred taxes and a $7.1 million net loss that includes $3.0 million of depreciation. The increase in accounts payable is primarily attributable to an increase in purchases due to increased production during the quarter. The decrease in inventories reflects the Company's continuing efforts to manage working capital.

     Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2003. This represents primarily the purchase of property, plant and equipment totaling $1.2 million.

     Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2003. This represents net advances on the line of credit totaling $1.7 million, partially offset by proceeds from the issuance of common stock related to the exercise of stock options totaling $0.5 million.

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation ("UPSC"). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for a contingent liability. The remaining $14.7 million is available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security, in the form of state workers' compensation fund insurance for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freeing up $5.3 million of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2003, $11.5 million was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has recorded net losses of $21.4 million and $11.5 million and recorded net income of $10.0 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company has used cash from operating activities of $4.4 million, $12.6 million and provided cash from operating activities of $26.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At September 30, 2003, the Company had cash and cash equivalents of $11,000, working capital of $48.1 million, and $11.5 million available under the credit facility. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     Management intends to continue a variety of initiatives to improve its working capital position, including i) head count rebalancing to sustainable production levels, ii) an engineering review of material components for the removal of non-value added items to reduce both material costs and assembly steps, iii) continued focus on improving quality through comprehensive inspections and timely reporting of failures, iv) manufacturing efficiency improvements through longer lead times for production increases allowing better training of new hires to the direct work force, v) non-producing asset dispositions, vi) continued reduction in all categories of inventory, vii) pursuing the reduction of workers' compensation claims at NRV through the implementation of the "Dupont" system, viii) staggering of model year changes to facilitate more effective introductions of product changes to manufacturing and
ix) continuing to seek improved manufacturing methods. The Company's success in the execution of these initiatives may have a significant impact on the Company's liquidity during the next 12 months.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during the next 12 months, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, the sale of excess assets and/or additional debt financings. If circumstances changed and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

Results of Operations


                                            Three Months        Nine Months
                                        Ended September 30,  Ended September 30,
                                           2003     2002         2003     2002
                                           ----     ----         ----     ----
Net sales...........................      100.0%   100.0%       100.0%   100.0%
Cost of goods sold..................       95.2    100.1         98.4     98.5
                                          -------  -------      -------  -------
      Gross profit (loss)...........        4.8     (0.1)         1.6      1.5
                                          -------  -------      -------  -------
Selling expenses....................        3.4      5.7          3.8      4.6
General and administrative expenses.        1.8      2.2          2.4      2.6
Impairment of goodwill..............        0.0      8.5          0.0      2.6
                                          -------  -------      -------  -------
      Operating loss................       (0.4)   (16.5)        (4.6)    (8.3)
Interest expense....................        0.1      0.0          0.1      0.1
Other (income) expense..............        0.0     (0.1)         0.0     (0.2)
                                          -------  -------      -------  -------
      Loss before taxes.............       (0.5)   (16.5)        (4.7)    (8.2)
Benefit for income taxes............       (0.2)    (3.0)        (1.7)    (2.1)
                                          -------  -------      -------  -------
      Net loss......................       (0.3)%  (13.5)%       (3.0)%   (6.1)%
                                          =======  =======      =======  =======

In thousands, except percentages
Net sales

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Net sales.................     $91,314  26.1%  $72,417  $242,886  1.5%  $239,204


     Net sales of $91.3 million for the quarter ended September 30, 2003 represents an increase of $18.9 million or 26.1% from the same quarter last year. Third quarter wholesale unit shipments of diesel motorhomes were 297, up 41% from 211 units last year. Quarterly shipments of gas motorhomes were 321, up 38% from 232 units last year. Quarterly shipments of towable products were 355, down 7% from 383 units last year.

     Wholesale unit shipments of diesel motorhomes for the nine months were 752, down 2% from 765 units last year. Shipments of gas motorhomes for the nine months were 946, up 26% from 752 units last year. Year-to-date shipments of towable products were 1,220, down 4% from 1,266 units last year.

     Revenues in the quarter for the National RV division were $48.1 million, up 15% from $42.0 last year. Revenues in the quarter for the Country Coach division were $42.0 million, up 34% from $31.3 million last year. National RV revenues for the nine months were $149.9 million, up 4% from $144.2 million last year. Country Coach revenues for the nine months were $91.2 million, down 2% from $93.4 million last year.

Gross profit margin

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Gross profit margin.......       4.8%  580.0%   (0.1)%    1.6%    6.7%    1.5%



     The primary factors that led to a 4.8% gross profit margin for the third quarter 2003 compared to a -0.1% gross margin for the same period last year, were higher production volumes, reduced warranty costs, and reduced discounting. Gross profit margin improved by 6.7% during the first nine months of 2003 compared to the same period last year. The primary reason for the improved margin is an increase in sales.

     The gross profit margin improvement at the Company's National RV division was driven by improved sales in the gas motorhome segment. The Company experienced an increase in gas unit shipments of 26% during the nine months ended September 30, 2003 compared to the same period last year. The Company's Country Coach division experienced gross profit margin improvement due to improved production efficiencies and improved sales due to the newly released Inspire.

In thousands, except percentages
Selling expenses

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Selling expenses..............   3,101 (24.8)%  4,126     9,186  (16.1)% 10,953
as a percentage of net sales..     3.4%           5.7%      3.8%            4.6%

     Selling expenses totaled $3.1 million or 3.4% of net sales for the third quarter 2003 compared to $4.1 million or 5.7% of net sales for the same quarter last year. Additionally, for the nine months ended September 30, 2003 selling expenses, as a percentage of net sales declined by 16.1% compared to the same period last year. Sales costs have decreased due to concerted efforts by management to reduce advertising, giveaways and sales commissions.

In thousands, except percentages
General and administrative expenses

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
General and administrative
expenses......................   1,683   0.6%   1,673     5,760  (7.7)%   6,242
as a percentage of net sales..     1.8%           2.2%      2.4%            2.6%


     General and administrative expenses totaling $1.7 million for the quarter ended September 30, 2003 was flat compared to the same period last year. As a percentage of net sales, general and administrative expenses decreased to 1.8% from 2.2% for the same period last year as a result of improved sales during 2003. Additionally, for the nine months ended September 30, 2003 general and administrative expenses declined by 7.7% compared to the sames period last year, as a percentage of net sales decreased to 2.4% from 2.6% for the same period last year. The reduction in general and administrative expenses occurred primarily due to the reduction in expenses associated with the aircraft that was sold during 2002.

In thousands, except percentages
Impairment of goodwill

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Impairment of goodwill........     -   (100.0)% 6,126       -  (100.0)%   6,126
as a percentage of net sales..   0.0%             8.5%     0.0%             2.6%

     The Company recognized the complete impairment of goodwill during the third quarter of 2002.

In thousands, except percentages
Interest expense

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Interest expense..............     85   66.7%      51      309  117.6%      142

     Interest expense for the three months ended September 30 2003 and 2002 was $0.09 million and $0.05 million, respectively. As a percentage of net sales, interest expense for these same periods was 0.1% and 0.1%, respectively. Additionally, for the nine months ended September 30 2003 and 2002, interest expense was $0.3 million and $0.1 million and as a percentage of net sales remained at 0.1%. Interest expense represents the interest and fees paid on the Company's credit facility.

In thousands, except percentages
Other (income) expense

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Other (income) expense........     (2) (95.5)%    (45)      (6)  (98.6)%   (444)

     Other income in 2003 is comprised of interest income earned on cash in the Company's general bank account. As a percentage of net sales the amount is not material. Other income during 2002 is primarily the result of the sale of the Company's airplane.

In thousands, except percentages
Benefit for income taxes

                                  Three Months               Nine Months
                               Ended September 30,        Ended September 30,
                                 Percent Change             Percent Change
                               ----------------------   ----------------------
                                 2003           2002      2003            2002
                                 ----           ----      ----            ----
Benefit for income taxes......   (191) (91.2)% (2,164)  (4,189) (15.0)% (4,931)
as a percentage of net sales..   (0.2)%          (3.0)%   (1.7)%          (2.1)%

     The benefit for income taxes for the three and nine months ended September 30, 2003 was $0.2 million and $4.2, million respectively. The benefit for income taxes on a percentage of sales basis for the three and nine months ended September 30, 2003 was (0.2)% and (1.7)% respectively. Compared to the same periods last year the tax benefits were $2.2 million and $4.9 million respectively. On a percentage of sales basis they were (3.0)% and (2.1)% respectively. The effective tax rate for the nine months ended September 30, 2003 was 37.0% and 25.3% for the same period last year. The lower effective tax rate in 2002 is due to the impairment of goodwill.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to interest rate risk from borrowings under the revolving credit facility. As discussed in Note 5 to the unaudited Consolidated Financial Statements, amounts borrowed under this credit facility bear interest at the prime rate plus 0.75 percentage points. While changes in the prime rate may affect our financial results, we believe the effect, if any, will not be material. All other information about market risks for the nine months ended September 30, 2003 does not differ materially from that discussed under Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. A hypothetical 100 basis point increase in interest rates, based on the September 30, 2003 line-of-credit balance, would increase our net loss for the nine months ended September 30, 2003 by approximately $0.02 million. Any future gains or losses may differ materially from this hypothetical amount based on the timing and amount of actual interest rate changes and the actual term loan balance.

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

     There have been no significant changes in the Company's internal controls over financial reporting during the three months ended September 30, 2003 that have materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       A. Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



       B. Form 8-K

    (1) On July 22, 2003, the Company filed a Current Report on Form 8-K furnishing under Item 9 the Company's financial results for the second quarter of 2003.

    (2) On August 06, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 Other Events, that the Board of Directors of the Company had appointed Bradley C. Albrechtsen, the Company's President and Chief Executive Officer, as President of the Company's National RV, Inc. division, succeeding National RV, Inc. founder Wayne Mertes.

    (3) On August 19, 2003, the Company filed a Current Report on Form 8-K disclosing under Item 5 Other Events, that Wayne Mertes, 67, resigned from the Board of Directors of the Company.

SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NATIONAL R.V. HOLDINGS, INC.
                                                            (Registrant)

Date: November 13, 2003                             By /s/ MARK D. ANDERSEN

                                                    Mark D. Andersen
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                     Financial Officer)