Form 10-K
period 2003-12-31
NATIONAL RV HOLDINGS INC
filed 2004-03-30
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the year ended December 31, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         Registrant's telephone number, including area code: (909) 943-6007

           Securities registered pursuant to Section12(b) of the Act:

Common Stock, par value $.01 per share            New York Stock Exchange
--------------------------------------       -------------------------------
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

                                  Yes X No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of March 01, 2004 was approximately $101,184,300.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                     Yes _ No X

     The number of shares outstanding of the Registrant's common stock, as of March 01, 2004, was 10,190,230.

     Documents Incorporated by Reference: Part III incorporates by reference portions of the National R.V. Holdings, Inc. Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days of December 31, 2003.

TABLE OF CONTENTS


PART I.........................................................................3

  Item 1.  Business............................................................3
  Item 2.  Properties.........................................................11
  Item 3.  Legal Proceedings..................................................11
  Item 4.  Submission of Matters to a Vote of Security Holders................11

PART II.......................................................................12

  Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities..........................12
  Item 6.  Selected Financial Data............................................12
  Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................14
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.........27
  Item 8.  Financial Statements and Supplementary Data........................27
  Item 9.  Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure...............................................27
  Item 9A. Controls and Procedures............................................27

PART III......................................................................28

  Item 10.  Directors and Executive Officers of the Registrant................28
  Item 11.  Executive Compensation............................................28
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters.....................................28
  Item 13.  Certain Relationships and Related Transactions....................28
  Item 14.  Principal Accountant Fees and Services............................28

PART IV.......................................................................29

  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K....29
  SIGNATURES..................................................................30
  REPORT OF INDEPENDENT AUDITORS..............................................31
  CONSOLIDATED BALANCE SHEETS.................................................32
  CONSOLIDATED STATEMENTS OF OPERATIONS.......................................33
  CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................34
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY.............................35
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................36
  SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS................48

                                     PART I

Item 1.  Business

General

     National R.V. Holdings, Inc. (the "Company") through its two wholly-owned subsidiaries, National RV, Inc. ("NRV") and Country Coach, Inc. ("CCI"), is one of the nation's leading producers of motorized and towable recreation vehicles. The product line consists of 44 models of motorhomes and 11 models of towable units (fifth wheel trailers and travel trailers) across numerous price ranges. From its Perris, California facility, NRV designs, manufactures and markets Class A gas and diesel motorhomes under model names Dolphin, Islander, Sea Breeze, Tradewinds and Tropi-Cal, and travel trailers under model names including Blaze'n, Rage'n and Splash. From its Junction City, Oregon facility, CCI designs, manufactures and markets high-end (Highline) Class A diesel motorhomes under the model names Affinity, Allure, Inspire, Intrigue, Lexa and Magna, and bus conversions under the Country Coach Prevost brand. Based upon retail registrations in 2003, the Company's subsidiaries, which began manufacturing recreational vehicles ("RVs") in 1964 (NRV) and 1973 (CCI), are, combined, the seventh largest domestic manufacturer of recreation vehicles selling their motorhomes and travel trailers through a network of approximately 158 dealer locations in 37 states and 3 Canadian provinces.

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

     Motorhomes: Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver's area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into, A, B and C classes. Class A motorhomes are constructed on a medium-duty to heavy-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes generally range from $40,000 to $250,000. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $250,000 to $1,300,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.

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

     Van Conversions: Van conversions are automotive vans converted to include such features as entertainment centers, comfortable seating, window treatments and lighting.

Trends and Demographics

     According to the RVIA's wholesale statistics, RV unit sales (excluding van conversions) in 2003 increased 3.2% to 320,800 from 311,000 in 2002. The aggregate wholesale value of these 2003 shipments was approximately $9.6 billion, with Class A motorhomes comprising $4.8 billion or 50% of the total and travel trailers comprising $3.5 billion or 36% of the total. Unit shipments of Class A motorhomes in 2003 increased 4.8% to 41,500 from 39,600 in 2002. The average wholesale price of Class A motorhomes decreased 2.6% in 2003 to $115,067 from $118,131 in 2002. Unit shipments of travel trailers increased 9.5% in 2003 to 214,400 from 195,800 in 2002. The average wholesale price of conventional travel trailers increased 8.9% in 2003 to $13,957 from $12,819 in 2002, while the average wholesale price of fifth-wheel travel trailers increased 0.1% to $22,748 in 2003 from $22,714 in 2002.

     While overall unit shipments have increased over the past five years, the RV industry's manufacturing base has remained relatively constant. Between 1998 and 2003, the number of Class A motorhome manufacturers increased from 25 to 27. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased slightly from 92.5% to 92.6%.

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

     Based on a 2001 study done by the University of Michigan, ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 13.7% of households in this category owning RVs. According to the study by the University of Michigan study, the number of households in this group, which constitutes the Company's primary target market, is projected to grow by 6.4 million households, or 45% from 2001 to 2010 as compared to total growth of 10.5 million households, or 10.0%. Baby Boomers are defined as those born between the years 1946 and 1964, and thus the leading edge of the Baby Boomer generation began turning 50 in 1996. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 50 to 65 age group for RV sales, the Company believes that they represent the potential for a secular uptrend in the RV industry. Additionally, the RVIA's "Go RVing" campaign has been successful in bringing in new and younger buyers.

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

Business Development and Strategy

     The Company's business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company's position as one of the nation's leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and promoting recognition of the Company's brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers;
(iii) utilizing vertically integrated manufacturing processes; and (iv) capitalizing on the Company's reputation to expand its presence in the Highline market.

     Building upon and Promoting Recognition of the Company's Brand Names. The Company believes that its brand names and historical reputation for manufacturing quality products with excellent value have fostered strong consumer awareness of the Company's products and have contributed to its overall growth during the past decade. The Company intends to capitalize on its brand name recognition in order to increase its sales and market share, facilitate the introduction of new products and enhance its dealer network.

     Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers. The Company currently offers 55 distinct models of RV's, which are available in a variety of lengths, floorplans, color schemes, engines, equipment packages, and interior designs and range in suggested retail price from $13,000 to $1,300,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most motorhome purchasers have previously owned a recreational vehicle, and the Company's models are positioned to address the demands of these repeat customers as well as first time buyers.

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

     Capitalizing on the Company's Reputation to Expand its Presence in the Market. The Company's National RV product offerings compete in the most common and competitive price points in the RV industry. Through continued product development, a focus on quality and strategic pricing, National RV has created improving demand for its products in 2003. The resulting improvement in turn rates is attractive to dealers, giving National RV the opportunity to expand its dealer locations. The Company's Country Coach product offerings focus exclusively on the Highline segment of the Class A motorhome market. According to the 2003 year-end Statistical Surveys publication, a provider of industry information concerning retail sales, the Company has a strong market share in the Highline segment. For the twelve months ended December 31, 2003, the Company was the second largest manufacturer of Highline motorhomes, with approximately 18.4% of this market, down from 19.3% in 2002 based on the retail price of highline motorhomes starting at $250,000. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, developing new products of superior quality products while reducing its costs, expanding its production capacity in order to target the market's growing population, expanding its dealer network and satisfying the desire of many current RV owners to purchase more upscale vehicles.

Products

     The Company's product strategy is to offer the highest value RVs across a wide range of retail prices in order to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. National RV currently manufactures Class A motorhomes under the Dolphin, Islander, Sea Breeze, Tradewinds and Tropi-Cal brand names and travel trailers under the Blaze'n, Rage'n and Splash brand names. CCI currently manufactures Highline Class A motorhomes under the brand names including Affinity, Allure, Intrigue, Inspire, Lexa and Magna, all built on the exclusive DynoMax chassis and bus conversions under the Country Coach Prevost name.

     The Company's recreational vehicles are designed to offer all the comforts of home within a 150 to 440 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The
Company's products are designed with six general areas, all of which are smoothly integrated to form comfortable and practical mobile accommodations. The six areas are the driver's compartment, living room, kitchen, dining room,
bathroom  and  bedroom.   In  many  models,   the  Company  offers  up  to  four
"slide-outs", which creates additional living space that can be utilized when parked. For each model, the Company offers a variety of interior layouts.

     The Company's products are offered with a wide range of accessories and options and manufactured with high-quality materials and components. Certain of the Company's Highline motorhomes can be customized to a particular purchaser's specifications. Each vehicle is equipped with a wide range of kitchen and bathroom appliances, audio and video electronics, communication and systems monitoring devices, furniture, climate control systems and storage facility spaces.

     Country Coach Prevost XLII Conversion. This completely customized bus is built on the 45' LeMirage XLII Prevost chassis. Fully custom interiors on this coach are complemented by multi-color custom exterior graphics with clear coat. The coach offers custom modifications, state-of-the-art customized Crestron electronics, in-motion satellite dish, GPS navigation system, concealable color back-up monitor, computerized touch pad switching, computerized air leveling, and a 60" projection home theater system that folds neatly away into the ceiling when not in use. Slide room floorplans expand the interior living space. Suggested retail prices for the Country Coach Prevost XLII Conversion Double-slide start at $1,290,000. The Country Coach Prevost Conversion was introduced in 1983.

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

     Affinity. Newly redesigned for 2005, the Affinity is available in 40', 42' and 45' lengths with up to four floor plans and is powered by the Caterpillar C-13 525 HP engine teamed with Allison's 4000MH transmission. New body styling, one-piece windshield, 84 inch interior height and many new entertainment and convenience features characterize this product. The Affinity is built on the DynoMax chassis manufactured by CCI, and features independent front suspension, ABS brakes, front disc brakes, IPD sway bar and liftable tag axle. Available in the 730 and the 770LX, the Affinity offers varying degrees of customization, including floorplan modification and custom interior/exterior schemes. Modular slide-out floorplan combinations with up to four slide rooms offer significant opportunities for personalization. Suggested retail prices for the Affinity start at $615,000. The Affinity was introduced in 1990.

     Magna. The Magna is available in 40', 42' and 45' lengths with three floorplans, each offering up to four slide rooms. The Magna is built on the DynoMax chassis and features independent front suspension and a Caterpillar C-13 525 HP diesel engine teamed with Allison's 4000MH transmission. Six designer coordinated interior packages or the optional custom interior package complement the fiberglass exterior with six exterior paint color packages. Suggested retail prices for the Magna start at $523,000. The Magna was introduced in 1991.

     Intrigue. The Intrigue is built on the DynoMax chassis and features independent front suspension, ABS brakes, and an IPD sway bar. It is available in 32', 36', 38', 40' and 42' lengths. This diesel pusher is powered by the 400 HP Cummins ISL diesel engine, or the optional Caterpillar 525hp C-13 diesel engine. The fiberglass exterior features painted exterior graphics including full body paint with complete clear coat protection. Custom crafted cabinetry is standard in each of the floorplans, available with up to four slide rooms in certain configurations. Suggested retail prices for the Intrigue start at $313,000. The Intrigue was introduced in 1994.

     Allure. The Allure is available in 33', 36' and 40' lengths, is built on the DynoMax chassis and is powered by the 400 HP Cummins ISL diesel engine teamed with Allison's 3000MH transmission. The fiberglass exterior, with its painted graphics, including full body paint, complete clear coat protection and bus-style aerodynamics, is complemented by four designer coordinated interior packages. Triple slide-out floorplan arrangements are available. Suggested retail prices for the Allure start at $293,000. The Allure was introduced in 1995.

     Inspire. The Inspire is available in 36' and 40' lengths with up to four slide rooms in certain configurations, is built on the DynoMax chassis and is powered by the Caterpillar C-9 400HP diesel power plant paired with an Allison 3000MH transmission. The Inspire offers an interior height six inches taller than traditional Country Coach motorcoaches, and features high-end diesel coach elements like independent front suspension. Suggested retail prices for the Inspire start at $227,000. The Inspire was introduced in 2003.

     Islander. The 40' Islander is a luxury, bus-style diesel pusher built on the Country Coach Dynomax 10TDX chassis, offering considerable strength in addition to features like a 400 HP Cummins diesel engine, independent front suspension, and high tow ratings. The Islander features large double slide rooms that add approximately 45 square feet of additional living space. This motorhome receives intricate full exterior paint designs, in addition to luxury interior appointments like OptimaLeather(TM), upgraded electronics and several interior upgrades. Suggested retail prices for the Islander start at $256,000. The Islander debuted in 1999.

     Tropi-Cal. The Tropi-Cal is a competitively priced diesel pusher built on the Freightliner XC-Series Chassis. The 35', 37', and 39' Tropi-Cal floorplans feature three slide-outs and include expansive basement storage, excellent cargo carrying capacities and comfortable, convenient layouts. The Tropi-Cal offers a distinctive vinyl graphics package and a partial paint option. The Tropi-Cal capitalizes on brand loyalty earned since the original nameplate introduction in the early 1990s. Suggested retail prices for the Tropi-Cal start at $165,000. The Tropi-Cal was originally introduced as a luxury gasoline motorhome in 1994 and made its debut as a diesel pusher in 2002.

     Dolphin. The Dolphin is available in five floorplans, and is built exclusively on Workhorse's W-22 and W-24 gas-powered chassis. The first RV manufacturer to bring this chassis to market, National RV debuted the Workhorse in the 2002 Dolphin. These models are full-basement, bus-style motorhomes with up to three slides. The Dolphin LX is an upgraded Dolphin, offering certain distinct features, exterior styling and floorplans often reserved for higher priced diesel motorhomes. Many optional Dolphin features become standard on the Dolphin LX, and the LX features many items not available on the standard Dolphin. The Dolphin products are produced in 32' to 38' lengths. Suggested retail prices for the Dolphin start at $115,000. The Class A Dolphin motorhome was first introduced in 1985. However, the Dolphin brand dates back to 1963.

     Sea Breeze. The Sea Breeze is a moderately priced, bus-style motorhome, built on a Ford gas-powered chassis. A full-height motorhome, the Sea Breeze offers considerable basement storage. The Sea Breeze features Corian(R) countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze offers floorplans ranging from 30' to 34' in length. Also offered under the Sea Breeze name is the Sea Breeze LX built on the Workhorse W-22 chassis. The Sea Breeze LX offers many upgrades not available in the standard Sea Breeze. The Sea Breeze LX models are produced in 31' to 34' lengths. Suggested retail prices for the Sea Breeze start at $90,000. The Class A Sea Breeze product was introduced in 1992.

     Blaze'n Travel Trailer. The Blaze'n is a dual purpose conventional travel trailer and contains capacity for hauling ATVs or small watercraft while providing all of the comfort and roominess of a full-size RV. Suggested retail prices for the Blaze'n start at $28,000. The Blaze'n was originally introduced in 2001.

     Rage'n Travel Trailer. The Rage'n is a ramp travel trailer with both conventional and fifth-wheel models and features an impressive cargo capacity that permits the hauling of ATVs or small watercraft. Suggested retail prices for the Rage'n start at $17,000. The Rage'n was first introduced in 2000.

     Splash Travel Trailer. The Splash is an entry-level travel trailer and offers both conventional and fifth-wheel models. The Splash was designed to allow families to enjoy the great outdoors with ease and offers standard features such as a one-piece fiberglass shower, raised panel solid hardwood cabinet doors and a full galley. Suggested retail prices for the Splash start at $13,000. The Splash was originally introduced in 2000.

Planned Product Introductions

     During 2004, the Company plans to introduce new floorplans in its existing products to target certain market niches not previously represented. The Company plans on re-introducing the Tradewinds product early this summer. The Tradewinds has been re-designed from the ground up, incorporating several innovative industry trends.

Distribution and Marketing

     The Company markets NRV products through a network of approximately 70 Class A and 82 towable dealer locations in 35 states and 3 Canadian provinces. These dealers generally carry all or a portion of NRV's product lines along with competitors' products. The Company markets CCI products through 32 dealer locations in 17 states. Overall, the Company markets its NRV and CCI products through a network of approximately 158 dealer locations in 37 states and 3 Canadian provinces. CCI utilizes a limited dealer network for its Highline motorhomes due to the high level of knowledge needed by the dealer sales people and the tendency of Highline customers to make destination-type purchases at shows and rallies. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has outstanding facilities and service programs.

     The Company generally promotes its products through product support at dealer locations, product brochures, plant tours and product walk-throughs on DVD, attendance at trade and consumer shows, direct mail promotions, company web sites, plant tours, corporate newsletters, press releases, promotional appearances, trade and consumer magazine advertising, RV owner rallies that include limited free service, and its in-house magazine publication. From time to time, the Company also offers dealer or consumer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors Islanders and Country Coach International clubs for owners of the Company's products. The clubs publish newsletters on a quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company's sales representatives and, in response, the Company implements changes in the design, decor and features of its products. The Company's website also offers an extensive listing of the Company's models, floor plans and features, including "virtual tours" of some models.

     Substantially all of the Company's motorhome sales are made on terms requiring payment within 15 business days or less of the dealer's receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under "floor plan" arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Certain of these agreements limit the Company's liability to 12 to 18 months after the date of invoice of the unit. At December 31, 2003, the Company's maximum potential repurchase obligation under these agreements was approximately $93 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company's losses under these agreements have not been material in the past.

     Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the exclusion of gain on a qualifying sale, currently apply to motorhomes and travel trailers used as qualifying residences.

Manufacturing Facilities and Production

     The Company owns and operates manufacturing facilities in Perris, California and Junction City, Oregon. The Company previously owned a 10-bay service and parts distribution center in Lakeland, Florida, which was sold in March 2004 and the Company will move to a new Florida facility, in the same general area, to optimize its use of space. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 436,000 square feet located on approximately 69 acres in Junction City.

     The Company's vehicles are built by integrating manufacturing and assembly line processes. The Company generally operates one production shift for most assembly activities. The Company believes that the vertically integrated manufacturing systems and processes it has developed enable it to efficiently and consistently produce high-quality products.

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

Arrangements with Chassis Suppliers

     The Company's NRV subsidiary purchases gasoline-powered chassis that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation, Spartan Motor Corporation, and previously from the Company's own Junction City facility. The Company's CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Prevost Conversions, which utilize a Prevost bus shell. Except for the Prevost bus shell, which is purchased on extended terms, the Company's agreements with the chassis suppliers generally provide that the Company must pay for a chassis in full prior to making any alterations or additions to the chassis. The chassis purchase agreements further provide that either party may terminate the agreement at any time. The Company generally maintains a one to two month production supply of chassis in inventory. If any of the Company's present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be materially and adversely affected. The industry, as a whole, from time to time, experiences short-term shortages of chassis.

Product Development

     The Company utilizes research and development staff that concentrates on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps, storage doors, and dashes are produced and tested. New product prototypes are produced both off-line as well as directly on the production line. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Total research, development and engineering expenses were $6,665,000, $5,419,000 and $6,195,000 for the years ended December 31, 2003, 2002 and 2001, respectively, of which research and development expenses alone were $2,083,000, $1,359,000 and $1,721,000, respectively.

Backlog

     The Company's backlog of orders was $129.7 million as of March 1, 2004 and $80.7 million as of March 1, 2003. Backlog orders are those orders with either a dealer purchase order or some other form of dealer commitment to purchase a unit within a six-month period. All backlog orders are subject to cancellation or postponement at the option of the dealer without penalty, and therefore, backlog should not be used as a measure of future sales. To the extent not canceled or postponed, the Company expects that its backlog as of March 1, 2004 will be filled within 45 to 90 days.

Competition

     The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 55.7% and 56.9% of total retail units sold in the Class A motorhome market during 2003 and 2002, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company's products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company's Class A retail market share of new product unit sales was 6.1%, 5.5%, and 6.7% in 2003, 2002, and 2001, respectively.

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

Product Warranty

     The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company's warranties are chassis manufactured by third parties and other components, typically those that are warranted by the Company's suppliers of these items. Service covered by warranty must be performed at either the Company's in-house service facilities or any of its dealers or other authorized service centers. The basic warranty terms are as follows:

o        CCI motorhomes - One year
o        NRV motorhomes - One year
o        DynoMax chassis - Two years
o        Travel trailers and Fifth wheels - Two years
o        CCI structural welding - Five years or 50,000 miles

Trademarks and Patents

     The Company has registered NRV's Dolphin, DuraFrame, Islander, Marlin, Palisades, Sea Breeze, Sea View National R.V. (Logo), Sea View, Splash, Surf Side, Tradewinds, and Tropi-Cal trademarks, and CCI's Affinity, Allure, Concept, Country Camper, Country Coach, Country Coach Destinations, DynoMax, Great Room, Inspire, Intrigue, Magna, and Max trademarks and believes they are material to the Company's business. The Company has additional trademarks filed and pending registration. In addition, the Company has four patents covering RV sub-floors, exterior doors, and stow-away beds.

Product Liability and Insurance

     From time to time, the Company is involved in certain litigation arising out of its operations in the normal course of business. Accidents involving personal injuries and property damage occur from time to time in the use of RVs. The Company maintains product liability insurance in amounts deemed adequate by management. In 2003, costs to the Company for product liability actions were not material.

Employees

     As of December 31, 2003, the Company employed a total of 2,360 people, of which 1,884 were involved in manufacturing, 203 in service, 94 in administration, 112 in research, development and engineering, and 67 in sales and marketing. None of the Company's personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2. Properties

     The Company owns and operates manufacturing facilities in Perris, California and Junction City, Oregon. The Company previously owned a 10-bay service and parts distribution center in Lakeland, Florida, which was sold in March 2004 as the Company will move to a new Florida facility, in the same general area, to optimize its use of space. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 436,000 square feet located on approximately 69 acres in Junction City. A portion of CCI's facilities representing 325,000 square feet is being leased under an agreement expiring in October 2005 (currently in the second of three separate five-year lease periods, all at fair market value). The Company has the option to extend the agreement for an additional five-year period.

     The Company believes that present facilities are well maintained and in good condition. While the Perris, California facilities are sufficient to meet the NRV production needs in the near term, management is currently evaluating the need to expand its CCI capacity.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company's Common Stock, par value $.01 per share (the "Common Stock"), has been trading on the New York Stock Exchange under the symbol NVH since December 14, 1998. For more than four years prior to that the Company's Common Stock traded on the NASDAQ National Market under the symbol NRVH.

                2003                            High               Low
                ----                            ----               ---
         First Quarter.................      $   7.36           $  4.68
         Second Quarter................          5.28              3.79
         Third Quarter.................          8.70              5.27
         Fourth Quarter................         12.02              8.02


                2002                            High               Low
                ----                            ----               ---
         First Quarter.................      $ 12.75           $  8.65
         Second Quarter................        14.10             10.00
         Third Quarter.................        11.70              6.15
         Fourth Quarter................         7.52              4.77


     On March 1, 2004, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $10.51 per share. As of March 1, 2004, there were approximately 72 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

     The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The current credit agreement, which the Company has with
(UPSC) Capital Corporation, does restrict the declaration and payment of dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The information under the heading "Equity Compensation Plan Information" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC is incorporated into Item 11 of this report by reference.

     During the fiscal year ended December 31, 2003, no equity securities of the Company were sold by the Company which were not registered under the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data

     The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                   SELECTED CONSOLIDATED FINANCIAL INFORMATION
                (In thousands, except per share and unit amounts)

                                                   Years Ended December 31,
                                                   ----- ----- -------- ---
Consolidated Statements of Operations
   Data:                              2003    2002     2001     2000     1999
                                      ----    ----     ----     ----     ----
Net sales......................... $341,972 $300,251 $280,015 $348,846 $419,421
Cost of sales.....................  334,547  302,483  275,648  308,216  348,592
                                   -------- -------- -------- -------- --------
   Gross profit (loss)............    7,425   (2,232)   4,367   40,630   70,829

Selling expenses..................   12,482   14,492   14,068   14,111   11,437

General and administrative expenses.  7,801    8,176    8,765    9,138    7,214

Amortization of intangibles.......        -        -      413      413      413
Impairment of goodwill (1)........        -    6,126        -        -        -
                                   -------- -------- -------- -------- --------
   Operating (loss) income........  (12,858) (31,026) (18,879)  16,968   51,765
Interest expense..................      399      357      107        5       27
Other income......................       (6)    (117)    (527)  (1,206)  (1,375)
(Gain) loss on disposal of land
 and equipment....................       (1)    (355)     (71)     136     (463)
                                   -------- -------- -------- -------- --------
 (Loss) income before income taxes
and cumulative effect of change
in accounting principle...........  (13,250) (30,911) (18,388)  18,033   53,576
(Benefit) provision for income taxes (4,910)  (9,489)  (6,927)   6,864   20,625
                                   -------- -------- -------- -------- --------
 (Loss) income before cumulative
effect of accounting change.......   (8,340) (21,422) (11,461)  11,169   32,951
 Cumulative effect of change in
accounting principle, net of tax (2)      -        -        -   (1,213)       -
                                   -------- -------- -------- -------- --------
    Net (loss) income.............$ (8,340)$(21,422)$(11,461)$  9,956 $ 32,951
                                   ======== ======== ======== ======== ========

Basic (loss) earnings per common
share:
 (Loss) income before cumulative
effect of accounting change...... $  (0.84)$  (2.19)$  (1.18)$   1.14 $   3.16
 Cumulative effect of accounting
change...........................        -        -        -    (0.12)       -
                                   -------- -------- --------  -------  -------
    Net (loss) income............ $  (0.84)$  (2.19)$  (1.18)$   1.02 $   3.16
                                   ======== ======== ======== ======== ========
Diluted (loss) earnings per
common share:
 (Loss) income before cumulative
effect of accounting change...... $  (0.84)$  (2.19)$  (1.18)$   1.11 $   2.95
 Cumulative effect of accounting
change...........................        -        -        -    (0.12)       -
                                   -------- -------- --------  -------  -------
    Net (loss) income............ $  (0.84)$  (2.19)$  (1.18)$   0.99 $   2.95
                                   ======== ======== ======== ======== ========

Weighted average number of
common shares outstanding:
  Basic..........................     9,900    9,788    9,683    9,743   10,430
  Diluted........................     9,900    9,788    9,683   10,086   11,178

Other Data:
Class A units sold...............     2,417    1,919    1,957    2,852    3,951
Travel Trailers sold.............     1,515    1,609    1,400      553      431


                                                   December 31,
Consolidated Balance Sheets Data:    2003      2002    2001     2000     1999
                                     ----      ----    ----     ----     ----
Total assets.....................  $130,449 $145,244 $169,782 $155,674 $159,214
Working capital..................    49,669   53,046   65,529   76,063   91,916
Long-term debt...................         -       19       43       64       84
Stockholders' equity.............    87,990   94,165  114,412  125,293  130,566


     (1) The impairment of goodwill was attributable to the adoption of Statement of Financial Accounting Standards No. 142,effective January 1,2002.

     (2)  The   cumulative   effect  of  change  in  accounting   principle  was
attributable to the adoption of Staff Accounting Bulletin No. 101, effective January 1, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company's operating results; continuation of losses; seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability. These risks and uncertainties are more fully discussed below in the subsection "Factors that May Affect Operating Results" and in the Company's other filings with the Securities and Exchange Commission. The Company undertakes no obligation to revise or update publicly any forward looking statements for any reason.

Executive Overview

     In 2003 the Company reduced its net loss from $21 million or $2.19 per share in 2002 to $8 million or $0.84 per share, increased its revenues, generated cash from operating activities, and improved production efficiencies while virtually eliminating its debt and reducing its inventories to their lowest levels in nearly five years. Management believes the Company has strong momentum heading into 2004.

     The Company started the year targeting 2% quarterly improvements in gross margins - to be achieved through reductions in price incentives, reduced warranty costs and various manufacturing efficiency gains. Indeed, the Company went from a negative 3% gross margin in the first quarter of 2003 (as restated as further discussed in Note 15 of the accompanying consolidated financial statements) to a positive 6% gross margin in the fourth quarter - a 900 basis point improvement.

     Where 2003 began with a declining dealer body and a lowered market share position, the Company finished the year with a growing dealer base and the biggest annual market share percent increase of any of the top nine Class A manufacturers as reported by Statistical Survey, Inc.

     Key to the Company's improvement in 2003 were new and enhanced product offerings, and improving profit margins driven by various cost reduction and efficiency initiatives.

Product Development

     Both the National RV (NRV) and Country Coach (CCI) divisions released new products in the first quarter of 2003. At the NRV division, the Tropi-Cal is a diesel product efficiently built on the same production line as the gas products. At the Country Coach division, the Inspire offers a new unit starting at a retail price of $227,000. Attractively priced with unique electronics and a higher interior height, this product has been well received contributing to a 40% increase in CCI's production and an increased backlog of orders for the second half of 2003. In addition, CCI's distribution channels were significantly increased in 2003, thus improving access for its retail customers.

     In evaluating existing products at the National RV division, the Company set to work revitalizing its entry-level gas Sea Breeze product and its already successful Dolphin gas product. These efforts resulted in a 52% annual improvement in NRV's motorhome product turn, a 75% annual increase in market share for the Sea Breeze, and an overall increase in demand and orders backlog for NRV products. Also re-designed in 2003 was the Country Coach Prevost Conversion. Significant improvements have created demand for increased production into 2004. To meet this increased production, the Company moved its Prevost operation to a leased facility off-site, resulting in additional manufacturing space for the growing Inspire line.

     New floorplans with triple and quad slides together with interior and exterior product enhancements have proven very successful in the marketplace. Management believes that focusing on the customer and providing great products that support the customer's lifestyle will drive future growth for the Company.

Operating Performance

     Continual effort to increase the Company's quality and decrease its warranty costs resulted in another $4.4 million reduction in warranty costs in 2003 (we experienced the same improvement in 2002). Expressed as a percentage of net sales, warranty costs decreased by 40%. Continued reductions are part of the strategy for 2004.

     Other areas impacting the Company's gross profit margins are increased facility utilization, decreased worker's compensation costs in California and improved production efficiencies. Both divisions have increased production bringing the Company near capacity in the Country Coach facility and close to 50% in the National RV facility as of year-end. As the Company experiences better capacity utilization, the Company should see additional improvement in gross margins for 2004. Worker's compensation costs continue to be a challenge in California. The Company has undertaken significant safety programs to address these costs and the Company is being more proactive in the handling of its claims. While these measures are helping, the Company may also be affected by pending state reforms which, if passed, should also further reduce workers' compensation costs.

     Improved turn-rates and a reduction in aged dealer lot inventories have played a key role in the overall performance improvement of the Company from 2002 to 2003. As the new and revitalized products come on-line, the Company is seeing a rise in wholesale deliveries and improvement in the Company's annual Class A retail market share - to 6.1% in 2003 from 5.5% in 2002. Stronger product offerings and the resulting increase in demand have significantly reduced the need to discount the Company's products.

Looking Ahead

     Many of the same objectives the Company addressed last year remain in place for the coming year. Aggressive product development, cost containment, and increased customer satisfaction are three of those objectives.

     In the first quarter of 2004, the Country Coach division debuted three of its new 2005 model year offerings, the Inspire and the completely redesigned Magna and custom Affinity. The remaining 2005 offerings for Country Coach and for National RV will be introduced during the summer, including NRV's newly-redesigned Tradewinds.

     The Company is continually trying to contain its costs specifically in the warranty cost and workers' compensation cost areas. The Company has improved the quality of its motorhomes and thus lowered its warranty costs. Also, the Company has instituted a number of safety programs aimed at reducing workers' compensation costs. The Company has made further progress to contain its costs by initiating a lean manufacturing philosophy at its NRV facility.

     The Company is continually striving to improve its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

     Another key initiative is enhanced training programs for the Company's workforce, service centers, dealers, and consumers. The Company has already undertaken efforts in the areas of safety; and with new distance learning capabilities, the Company is looking forward to broadcasting its training programs directly to dealers and service providers, driving the movement for increased customer satisfaction in areas of technical maintenance. In addition, factory training programs are giving the Company's customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

     The outlook for the industry as a whole continues to be strong. The Recreational Vehicle Industry Association's (RVIA) market expansion campaign, GO RVing, now in its seventh year, is fostering greater awareness and garnering media attention.

     This analysis of the Company's financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

     The following represents a summary of the Company's critical accounting policies, defined as those policies that the Company believes are: i) the most important to the portrayal of the Company's financial condition and results of operations, and ii) that require the Company's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

     Valuation of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. If indicators of impairment were present, the Company would evaluate the carrying value of property and equipment, in relation to estimates of future undiscounted cash flows of the underlying business, which are based on judgment and assumptions.

     Warranty Reserve. The Company's warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, the Company's recall reserve is established, as necessary, based on management's estimate of the cost per unit to remedy the problem and the estimated number of units that will ultimately be brought in for the repair. While the Company's warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty costs that it has in the past. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company's operating results for the period or periods in which such claims or additional costs materialize.

     Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectibility is reasonably assured. Assuming that all of the above criteria were satisfied, motorhome and towable sales are recorded by the Company when accepted by the dealer.

     Legal Proceedings. The Company is currently involved in certain legal proceedings in the ordinary course of its business and has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with counsel handling the Company's defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

     Deferred Tax Asset. As of December 31, 2003, the Company has recorded a deferred tax asset of $11.8 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     Valuation of Inventory. Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains an allowance for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term. Unfavorable changes in estimates of obsolete inventory would result in an increase in the allowance and a decrease in gross profit.

Workers' Compensation Reserve.

     The Company's workers' compensation reserve is established based on its best estimate of the amounts necessary to settle future and existing employee workers' compensation claims as of the balance sheet date. The Company records an estimate for future workers' compensation related costs based on historical workers' compensation claims paid. Even though the Company's workers' compensation costs have been growing during the past several years, the Company cannot provide assurance that these costs will continue at these levels, increase or decrease, in the near term. A significant change in California workers' compensation legislation, the cost of claims or the frequency of claims could have a material adverse impact on the Company's operating results for the period or periods in which such claims or additional costs materialize.

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                                Percentage of Net Sales
                                                       Years Ended
                                                       December 31,
                                          -------------------------------------
                                              2003           2002        2001
                                          ----------   ------------  ----------

      Net sales...........................    100.0%         100.0%      100.0%
      Cost of goods sold..................     97.8          100.7        98.4
                                          ----------   ------------  ----------
      Gross profit (loss).................      2.2           (0.7)        1.6
      Selling expenses....................      3.7            4.8         5.0
      General and administrative expenses.      2.3            2.7         3.1
      Amortization of intangibles.........      0.0            0.0         0.1
      Impairment of goodwill..............      0.0            2.0         0.0
                                          ----------   ------------  ----------
      Operating loss......................     (3.8)         (10.3)       (6.7)
      Interest expense....................      0.1            0.1         0.0
      Other income........................     (0.0)          (0.2)       (0.2)
                                          ----------   ------------  ----------
      Loss before income taxes............     (3.9)         (10.3)       (6.5)
      Benefit for income taxes............     (1.4)          (3.2)       (2.4)
                                          ----------   ------------  ----------
      Net loss............................     (2.4)          (7.1)       (4.1)
                                          ==========   ============  ==========

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Amounts in tables are in thousands, except percentages

         Net sales
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003             2002
                                          ----             ----
         Net sales..................   $341,972  13.9%   $300,251
         as a percent of net sales..     100.0%            100.0%

     Net sales in 2003 increased by $41.7 million to $342.0 million, or 13.9%, from $300.3 million in 2002. Due primarily to an increase in gas motorhome sales, NRV's sales of Class A motorhomes increased 397 units, or 26.4%, in 2003 to 1,900 units compared to 1,503 units in 2002, while the average sales price decreased 8.4%. Driven primarily by the introduction of the Inspire, CCI's unit sales increased 101 units, or 24.3%, in 2003 to 517 units compared to 416 units in 2002, while the average price of these units decreased 7.9%. Sales of travel trailers decreased 94 units, or 5.8%, in 2003 to 1,515 units compared to 1,609 units in 2002, while the average sales price of these travel trailers increased 1.0%.

         Gross profit margin
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003             2002
                                          ----             ----
         Gross profit margin.........     2.2%     N/A    (0.7)%

     The primary factors, that led to a 2.2% gross profit margin (or a $7.4 million gross profit) for 2003 compared to a (0.7)% gross profit margin (or a $2.2 million gross loss) for 2002, were reduced warranty costs, reduced discounting, higher production and sales volumes, and reduced workers' compensation costs. The Company improved the quality of its products resulting in reduced warranty costs of approximately $4.4 million. The Company sufficiently reduced inventory levels during 2003 which allowed management to reduce the amounts of discounts given to its dealers.

         Selling expenses
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003              2002
                                          ----              ----
         Selling expenses............    12,482   (13.9)%  14,492
         as a percent of net sales...     3.7%              4.8%

     Selling expenses totaled $12.5 million or 3.7% of net sales for 2003 compared to $14.5 million or 4.8% of net sales for 2002. Additionally, for 2003 selling expenses, as a percentage of net sales declined by 13.9% compared to 2002. Sales costs have decreased due to concerted efforts by management to reduce advertising, giveaways and sales commissions.

  General and administrative expenses
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003              2002
                                          ----              ----
  General and administrative expenses...  7,801   (4.6)%    8,176
  as a percent of net sales.............   2.3%              2.7%

     General and administrative expenses totaling $7.8 million during 2003 declined by 4.6% compared to $8.2 million during 2002. As a percentage of net sales, general and administrative expenses decreased in 2003 to 2.3% from 2.7% in 2002 as a result of improved sales during 2003. In addition, 2002 reflected the $0.6 million impact of an employment related legal settlement reached in that year, which settlement was the primary reason for the reduction in general and administrative expenses from 2002 to 2003.

         Impairment of goodwill
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003              2002
                                          ----              ----
         Impairment of goodwill......      -     (100.0)%   6,126
         as a percent of net sales...     0.0%               2.0%

     The Company recognized the complete impairment of goodwill during the year 2002.

         Interest expense
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003              2002
                                          ----              ----
         Interest expense............     399     11.8%     357
         as a percent of net sales...     0.1%              0.1%

     Interest expense for 2003 totaling $0.4 million was flat compared to 2002. As a percentage of net sales, interest expense for 2003 remained un-changed at 0.1% compared to 2002. Interest expense represents the interest and fees paid on the Company's credit facility.

         Other income
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003              2002
                                          ----              ----
         Other income................      (7)    (98.5)%   (472)
         as a percent of net sales...     (0.0)%            (0.2)%

     Other income in 2003 is mainly comprised of interest income earned on cash in the Company's general bank account. As a percentage of net sales the amount is not material. Other income during 2002 is primarily the result of the sale of the Company's airplane.

         Benefit for income taxes
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2003              2002
                                          ----              ----
         Benefit for income taxes....    (4,910)   (48.3)% (9,489)
         as a percent of net sales...     (1.4)%            (3.2)%

     The benefits for income taxes for the years ended 2003 and 2002 were $4.9 million and $9.5 million, respectively. The benefits for income taxes on a percentage of sales basis for the years ended 2003 and 2002 were (1.4)% and (3.2)% respectively. The effective tax rate for 2003 was 37.0%, while the effective tax rate for 2002, excluding the impairment of goodwill was 38.3%. The federal rate used to adjust the deferred taxes decreased by 1% in 2003 compared to 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Amounts in tables are in thousands, except percentages

         Net sales
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002              2001
                                          ----              ----
         Net sales...................   $300,251   7.2%   $280,015
         as a percent of net sales...     100.0%            100.0%

     Net sales in 2002 increased by $20.2 million to $300.3 million, or 7.2%, from $280.0 million in 2001. NRV's sales of Class A motorhomes increased 14 units, or 0.9%, in 2002 to 1,503 units compared to 1,489 units in 2001, while the average sales price increased 14.8%. CCI's unit sales decreased 52 units, or 11.1%, in 2002 to 416 units compared to 468 units in 2001, while the average price of these units increased 17.1%. Sales of travel trailers increased 209 units, or 14.9%, in 2002 to 1,609 units compared to 1,400 units in 2001, while the average sales price of these travel trailers decreased 9.3%.

         Gross profit margin
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002              2001
                                          ----              ----
         Gross profit margin.........     (0.7)%    N/A     1.6%

     The primary factors, that led to a (0.7)% gross profit margin (or a $2.2 million gross loss) for 2002 compared to a 1.6% gross profit margin (or a $4.4 million gross profit) for 2001, were an increase in the workers' compensation reserve, an increase in the Company's production costs resulting from the cost of painting NRV diesel units, and manufacturing inefficiencies.

         Selling expenses
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
         Selling expenses............     14,492   3.0%    14,068
         as a percent of net sales...      4.8%             5.0%

     Selling expenses in 2002 increased by $0.4 million to $14.5 million, or 3.0% from $14.1 million in 2001. As a percentage of net sales, selling expenses decreased to 4.8% in 2002 from 5.0% in 2001 due to higher sales over which to spread the fixed selling expenses.

 General and administrative expenses
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
 General and administrative expenses..   8,176   (6.7)%   8,765
 as a percent of net sales.............    2.7%             3.1%

     General and administrative expenses in 2002 decreased by $0.6 million to $8.2 million, or 6.7%, from $8.8 million in 2001. As a percentage of net sales, general and administrative expenses decreased to 2.7% in 2002 from 3.1% in 2001 due to cost reduction initiatives and higher sales over which to spread the fixed general and administrative expenses.

         Amortization of intangibles
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
         Amortization of intangibles.       -    (100.0)%   413
         as a percent of net sales...      0.0%             0.1%

     The Company amortized $0.4 million per year in intangible expense, which was eliminated upon adoption of SFAS 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. SFAS 142 eliminated the amortization of goodwill. Instead goodwill was required to be reviewed upon adoption and at least annually thereafter.

         Impairment of goodwill
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
         Impairment of goodwill......     6,126   100.0%     -
         as a percent of net sales...      2.0%             0.0%

     Pursuant to SFAS 142, the Company performed a goodwill impairment assessment during the third quarter of 2002. As a result of this assessment, a non-cash charge in the amount of $6.1 million was recognized in 2002 which eliminated the Company's goodwill balance as of that date.

         Interest expense
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
         Interest expense............      357   233.6%     107
         as a percent of net sales...      0.1%             0.0%

     Interest expense increased from $0.1 million in 2001 to $0.4 million in 2002 primarily as a result of the Company becoming a net borrower in 2002 from a net investor in 2001.

         Other income
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
         Other income................     (472)  (21.1)%   (598)
         as a percent of net sales...     (0.2)%           (0.2)%

     Other income declined in 2002 by $0.1 million primarily as a result of the Company becoming a net borrower in 2002 from a net investor in 2001, partially offset by the realization in 2002 of a $0.3 million gain on the sale of the Company's airplane.

         Benefit for income taxes
                                             Twelve Months
                                           Ended December 31,
                                             Percent Change
                                       --------------------------
                                          2002             2001
                                          ----             ----
         Benefit for income taxes....    (9,489)  37.0%   (6,927)
         as a percent of net sales...     (3.2)%           (2.5)%

     Benefit for income taxes in 2002 was $9.5 million; reflecting tax recoveries from the carryback of current year losses, while benefit for income taxes in 2001 was $6.9 million, representing a $2.6 million increase. Excluding the impairment of goodwill, which is not deductible for tax purposes, the effective tax rate in 2002 was 38.3% compared to 38.5% in 2001.

Liquidity and Capital Resources

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $8,340,000, $21,422,000 and $11,461,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has provided cash from operations of $7,188,000 and used cash from operating activities of $4,444,000 and $12,630,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At December 31, 2003, the Company had cash and cash investments of $2,059,000 (excluding restricted cash totaling $0.3 million required to secure a letter of credit in connection with one of the Company's insurance policies) and working capital of $49,669,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     During 2003, the Company financed its operations primarily through its existing working capital and a $15 million asset-backed revolving line-of-credit with UPS Capital Corporation (UPSC). On December 31, 2003, the Company had working capital of $49.7 million compared to $55.8 million at December 31, 2002. This decrease of $6.1 million was primarily due to a $20.9 million decrease in inventory and a $7.0 million decrease in income taxes receivable, partially offset by a $11.1 million increase in accounts receivable, the $4.9 million elimination of the line of credit borrowings, a $2.0 million increase in cash and a $2.0 million increase in current deferred income taxes. Net cash provided by operating activities was $7.2 million for the year ended December 31, 2003, compared to cash used in operations of $4.4 million in 2002.

     For the year ended December 31, 2003, net cash used in investing activities was $1.8 million, with $1.6 million of capital expenditures. Net cash used in financing activities was $3.4 million, mainly due to the $4.9 million full repayment on the line of credit, partially offset by $1.6 million in proceeds from issuance of common stock through the exercise of stock options.

     As of December 31, 2003, the Company had short-term debt of $19,000.

     In addition, the Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million was available for general corporate working capital needs and capital expenditures. The Company was able to provide alternative security, in the form of state workers' compensation fund insurance, for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freed up $5.3 million of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At December 31, 2003, the Company had no outstanding loans under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

     Management started a number of initiatives during 2003 to improve its profitability and its working capital position. The primary issues addressed were: i) excess inventories, ii) product development, iii) improved quality and
iv) improved manufacturing efficiencies. The Company took concerted efforts in 2003 to reduce inventories and better manage production to avoid inventory buildups. The Company also focused on its product development efforts in 2003 which resulted in improved product turn rates and increased retail market share. The Company was able to reduce warranty costs, by $4.4 million during 2003. During each of the last two quarters of 2003, the Company increased production at its Perris, California facility by approximately 20%. This was achieved with minimal increase in work-in-process inventory. At the Junction City, Oregon facility, production increased by approximately 40% in the second half of 2003, related primarily to the introduction of the Inspire.

     Management is focused on continuing to improve upon certain initiatives including: i) further reduction of warranty costs, ii) increased facility utilization and iii) a reduction of workers' compensation costs at its Perris, California facility.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during 2004, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

     The following is a schedule as of December 31, 2003 of the Company's known contractual obligations for the periods presented below.

(in thousands)
                                        Less than     1 - 3     4 - 5    After
Contractual Obligations         Total     1 Year      Years     Years   5 Years
-----------------------        -------------------------------------------------
Debt...........................$    19  $    19    $     -    $    -    $     -
Operating Leases...............  2,799    1,474      1,307        18          -
Letter of Credit (Wells Fargo).    250      250          -         -          -
                               -------------------------------------------------
                               $ 3,068  $ 1,743    $ 1,307    $   18    $     -
                               =================================================

     As further discussed in Note 10 to the accompanying consolidated financial statements, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs in the event of various circumstances. The Company's maximum potential exposure under these agreements approximated $93 million at December 31, 2003.

Effects of Inflation

     Management does not believe that inflation has had a significant impact on the Company's results of operations for the periods presented.

Recent Accounting Pronouncements

     In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC regulations. Accordingly, there is no impact to the Company's results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

Factors that May Affect Future Operating Results

     Potential Fluctuations in Operating Results. The Company's net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on the Company's products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company's overall gross margin will be impacted by shifts in the Company's product. Due to the relatively high selling prices of many of the Company's motorhome models (in particular, its Highline Class A motor coaches), a relatively small variation in the number of recreational vehicles sold in any quarter can have a significant effect on sales and operating results for that quarter.

     Continuation of Losses. The Company has had net losses totaling $8.3 million and $21.4 million for 2003 and 2002, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2003 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company's goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers' compensation reserve increase in 2002 and continued high workers' compensation costs in 2003. In spite of a profitable fourth quarter in 2003, there are no assurances that the conditions that have resulted in the Company's losses in 2003 and 2002 will not continue through 2004 and beyond.

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

     Dependence on Certain Dealers and Concentration of Dealers in Certain Regions. For the year ended December 31, 2003, three dealers accounted for 17%, 11%, and 10% respectively, of the Company's annual net sales. Also, the Company's top ten dealers accounted for approximately 66%, 59% and 53% of the Company's annual net sales during the years ended December 31, 2003, 2002 and 2001, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company's financial condition and results of operations. In addition, a significant portion of the Company's sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in such region could materially adversely affect the Company's sales.

     Dependence on Chassis Suppliers. One of the principal components used in the manufacture of motorhomes is the chassis, which includes the engine, drive train and other operating components. Although Country Coach manufactures chassis used in its products, the Company obtains the required chassis for its NRV Class A motorhomes from a limited number of manufacturers. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed five weeks and the RV industry as a whole has from time to time experienced temporary shortages of chassis. The Company's outside chassis suppliers accounted for approximately 50% of the total chassis purchased or manufactured during 2003. If any of the Company's suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

     Potential Liabilities Under Repurchase Agreements. As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs in the event of various circumstances. Although the Company's maximum potential exposure under these agreements approximated $93 million at December 31, 2003, as with accounts receivable, the risk of loss was spread over numerous dealers and lenders and was further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

     Competition. The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, which are larger and have substantially greater financial and other resources than the Company. According to Statistical Surveys, Inc., the three largest motorhome manufacturers had sales aggregating 55.7% of industry-wide retail unit sales of Class A motorhomes for the year ended December 31, 2003. In addition, sales of used RVs provide competition to RV manufacturers.

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

     Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. As a result of these restrictions, certain models of motorhomes manufactured by the Company's Country Coach subsidiary may not be legally operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Enforcement of these laws and related customer complaints to date has been limited. The Company is unable to predict reliably the extent of future enforcement of these laws, the extent future enforcement might lead to customer complaints, or the extent to which Country Coach may choose or be required to provide some customer remedy, such as repurchasing or exchanging motorhomes, as a result of such complaints. If current enforcement efforts and related complaints were to increase significantly from their current levels, the cost of resolving such complaints, particularly should the resolution of complaints require repurchasing, refurbishing, and reselling of motorhomes, could have a material adverse financial effect on the Company.

     Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company's products and could have a material adverse effect on the Company's business, results of operations and financial condition. The failure of the Company to comply with these present or future laws or regulations could result in fines imposed on the Company, civil and criminal liability, or suspension of operations, any of which could have a material adverse financial effect on the Company.

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

     Product Liability. The Company maintains product liability insurance with coverage in amounts which management believes is reasonable. To date, the Company has been successful in obtaining product liability insurance on terms the Company considers acceptable. Given the nature of the Company's business, product liability in excess of the Company's insurance coverage, if incurred, could have a material adverse financial effect on the Company.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to market risk as a result of interest rate changes (Interest Rate Risk). Interest rate risk relates primarily to cash investments in money market funds. Cash balances invested in these funds are insignificant and consequently, interest rate risk is minimal.

Item 8.  Financial Statements and Supplementary Data

     The information required by this item is contained in the financial statements listed in Item 15(a) under the caption "Consolidated Financial Statements."

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

Item 9A. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Exchange Act Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     As of the end of the fiscal year covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

     As discussed in the Company's press release dated February 17, 2004 announcing financial results for the fourth quarter and year ended December 31, 2003 and furnished in the Company's Form 8-K of the same date, the Company announced that it restated its financial statements for the first three quarters of 2003. No other prior periods were affected. The restatements resulted from an analysis of the book-to-physical adjustment which led management to conclude that the standard costs used throughout the year at the NRV division excluded certain required costs. Based on the aforementioned analysis, the Company has determined that costs of goods sold, gross profit (loss), tax benefit, net loss and inventory, as previously reported in the Company's financial statements for the first three quarters of 2003, required restatement. The Company believes that a material weakness existed with respect to their standard inventory cost procedures which was not identified until the fourth quarter of 2003. As a result, the Company has implemented a number of policies and procedures to stregthen controls surrounding the standard costing system procedures and perpetual inventory system, and include, among other things, a physical count of inventory each quarter.

     There have been no other significant changes in the Company's internal controls over financial reporting as of the date of this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

     The Company has adopted a written code of conduct and ethics (the "Code") which is applicable to all of the Company's officers, directors and employees, including the Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Senior Officers"). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the New York Stock Exchange, a copy of the Code has been posted on the Company's website at http://www.nrvh.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Item 11.  Executive Compensation

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information required for this Item will be set forth in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, which information is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of Documents filed as part of this Report

1. Consolidated financial statements:
    REPORT OF INDEPENDENT AUDITORS............................................31
    CONSOLIDATED BALANCE SHEETS...............................................32
    CONSOLIDATED STATEMENTS OF OPERATIONS.....................................33
    CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................34
    CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY..............................35
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................36

2. Financial statement schedule

    SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS..............48

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

     23.1  Consent of Independent Accountants
     31.1  Certification of Principal Executive Officer
     31.2  Certification of Principal Financial Officer
     32.1 Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     ---------------
     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414)as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.
     (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
     (3) Previously filed as an exhibit to the Company's Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
     (4) Incorporated by reference from Form 8-A declared effective on August 26, 1996.
     (5) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1996.
     (6) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997.
     (7) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 2001.
     (8)   Incorporated by reference from the Company's Form 8-K dated
           August 29, 2002.

  (b) Reports on Form 8-K:

          1. On October 6, 2003, the Company filed a Form 8-K dated October 6, 2003, announcing the promotion of Jay Howard to President of the Company's CCI subsidiary.

          2. On October 29, 2003, the Company filed a Form 8-K dated October 29, 2003, announcing the Company's results of operations for the fiscal quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL R.V. HOLDINGS, INC.

Dated: March 29, 2004              By /s/ Mark D. Andersen
                                      --------------------------------
                                      Mark D. Andersen,
                                      Chief Financial Officer
                                      (Principal Accounting and Finance Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Capacity in Which Signed            Date

/s/ Doy B. Henley              Chairman of the Board
------------------------------
     Doy B. Henley                                             March 29, 2004

/s/ Bradley C. Albrechtsen     Chief Executive Officer and President
------------------------------ (Principal Executive Officer)
     Bradley C. Albrechtsen                                    March 29, 2004


/s/ Mark D. Andersen           Chief Financial Officer
------------------------------ (Principal Accounting and Financial Officer)
     Mark D. Andersen                                          March 29, 2004


/s/ Stephen M. Davis           Director and Secretary
------------------------------
     Stephen M. Davis                                          March 29, 2004


/s/ Robert B. Lee              Director
------------------------------
     Robert B. Lee                                             March 29, 2004

/s/ Greg McCaffery             Director
------------------------------                                 March 29, 2004
     Greg McCaffery

/s/ James B. Roszak            Director
------------------------------                                 March 29, 2004
     James B. Roszak

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors
and Shareholders of
National R.V. Holdings, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets," on January 1, 2002 and as a result, changed its method of accounting for goodwill.


/s/ PricewaterhouseCoopers LLP



Orange County, California
March 23, 2004

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

                                                            December 31,
                                                        2003            2002
                                                 -------------------------------
                             ASSETS
Current assets:
    Cash and cash equivalents...................    $    2,059        $    14
    Restricted cash.............................           250              -
     Receivables, less allowance for doubtful
     accounts ($132 and $276, respectively).....        20,978          9,829
    Inventories.................................        51,659         72,532
    Deferred income taxes.......................         7,955          6,005
    Income taxes receivable.....................             -          7,015
    Prepaid expenses............................         1,658          2,134
                                                 -------------------------------
      Total current assets......................        84,559         97,529
Property, plant and equipment, net..............        40,833         43,230
Long-term deferred income taxes.................         3,805            367
Other...........................................         1,252          1,013
                                                 -------------------------------
                                                     $ 130,449      $ 142,139
                                                 ===============================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit..............................     $      -       $   4,943
    Book overdraft..............................            -             943
    Current portion of long-term debt...........           19              22
    Accounts payable............................       14,101          13,483
    Accrued expenses............................       20,770          22,291
                                                 -------------------------------
      Total current liabilities.................       34,890          41,682
Long-term accrued expenses......................        7,569           6,273
Long-term debt..................................            -              19
                                                 -------------------------------
Total liabilities...............................       42,459          47,974
                                                 -------------------------------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
   authorized, 4,000 issued and outstanding.....            -               -
  Common Stock, $.01 par value, 25,000,000
   shares authorized, 10,190,230 and 9,832,161
   issued and outstanding, respectively.........          102              98
    Additional paid-in capital..................       36,463          34,302
    Retained earnings...........................       51,425          59,765
                                                 -------------------------------
      Total stockholders' equity................       87,990          94,165
                                                 -------------------------------
                                                    $ 130,449       $ 142,139
                                                 ===============================


                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

                                                  Year Ended December 31,
                                        ----------------------------------------
                                           2003          2002           2001
                                        ----------    ----------     ----------
Net sales.............................. $ 341,972     $ 300,251      $ 280,015
Cost of goods sold.....................   334,547       302,483        275,648
                                        ----------    ----------     ----------
    Gross profit (loss)................     7,425        (2,232)         4,367
                                        ----------    ----------     ----------
Selling expenses.......................    12,482        14,492         14,068
General and administrative expenses....     7,801         8,176          8,765
Amortization of intangibles............         -             -            413
Impairment of goodwill.................         -         6,126              -
                                        ----------    ----------     ----------
    Total operating expenses...........    20,283        28,794         23,246
                                        ----------    ----------     ----------
    Operating loss.....................   (12,858)      (31,026)       (18,879)
Interest expense.......................       399           357            107
Other income...........................        (7)         (472)          (598)
                                        ----------    ----------     ----------
    Loss before income taxes...........   (13,250)      (30,911)       (18,388)
Benefit for income taxes...............    (4,910)       (9,489)        (6,927)
                                        ----------    ----------     ----------
      Net loss......................... $  (8,340)    $ (21,422)     $ (11,461)
                                        ==========    ==========     ==========
Loss per common share:
Basic:
      Net loss......................... $   (0.84)    $   (2.19)     $   (1.18)
                                        ==========    ==========     ==========
      Weighted average number of shares.    9,900         9,788          9,683
Diluted:
      Net loss......................... $   (0.84)    $   (2.19)     $   (1.18)
                                        ==========    ==========     ==========
      Weighted average number of shares.    9,900         9,788          9,683
                                        ==========    ==========     ==========




                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
                                                            Year Ended
                                                            December 31,
                                                 -------------------------------
                                                   2003       2002        2001
                                                 -------------------------------

Cash flows from operating activities:
  Net loss...................................... $ (8,340) $ (21,422) $ (11,461)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation................................    3,952      3,936      3,889
    Amortization of intangibles.................        -          -        413
    Impairment of goodwill......................        -      6,126          -
    Gain on asset disposal......................       (1)      (355)       (71)
    Tax benefit related to exercise of
     stock options..............................      550        105         73
  Changes in assets and liabilities:
      Increase in restricted cash...............     (250)         -          -
      (Increase) decrease in trade receivables..  (11,149)     6,549     (1,269)
      Decrease (increase) in inventories........   20,873     12,853    (21,746)
      Decrease (increase) in income taxes
       receivable...............................    7,015       (327)    (4,724)
      Decrease (increase) in prepaid expenses...      476       (487)       453
      (Decrease) increase in book overdraft.....     (943)       335        608
      Increase (decrease) in accounts payable...      618    (15,997)    16,930
      (Decrease) increase in accrued expenses...     (225)     6,814      4,839
      Increase in deferred income taxes.........   (5,388)    (2,574)      (564)
                                                 --------- ---------- ----------
     Net cash provided by (used in) operating
      activities................................    7,188     (4,444)   (12,630)
                                                 --------- ---------- ----------
Cash flows from investing activities:
  (Increase) decrease in other assets...........     (239)        (1)        84
  Proceeds from sale of assets..................       14      2,859          -
  Capital expenditures..........................   (1,568)    (4,414)    (4,615)
                                                 --------- ---------- ----------
     Net cash (used in) investing activities....   (1,793)    (1,556)    (4,531)
                                                 --------- ---------- ----------
Cash flows from financing activities:
  Net (payments on) advances under line of
   credit.......................................   (4,943)     4,943          -
  Principal payments on long-term debt..........      (22)       (21)       (21)
  Proceeds from issuance of common stock........    1,615      1,070        508
                                                 --------- ---------- ----------
     Net cash (used in) provided by financing
      activities................................   (3,350)     5,992        487
                                                 --------- ---------- ----------
  Net increase (decrease) in cash...............    2,045         (8)   (16,674)
  Cash, beginning of year.......................       14         22     16,696
                                                 --------- ---------- ----------
  Cash, end of year............................ $  2,059  $      14  $      22
                                                 ========= ========== ==========


     The Company follows the indirect method of reporting net cash flows from operating activities. The Company paid interest of $0.4 million, $0.4 million and $0.1 million and the Company paid income taxes of $0.1 million, $0.1 million, and $1.5 million in 2003, 2002, and 2001, respectively.

                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)



                           Preferred      Common Stock        Paid-In      Retained       Treasury Stock
                                       ---------------------                           -----------------------
                              Stock      Shares    Amount      Capital      Earnings     Shares     Amount         Total
                           ----------- --------------------- ------------              ----------------------- --------------
                           ----------- --------------------- ------------ ------------ ----------------------- --------------

Balance, Dec. 31, 2000       $            10,596   $    106    $  47,800     $ 92,648      (933)      $(15,261)   $ 125,293

    Common stock issued
     under option plans                       55          1          507                                                508
    Cancellation of
     treasury stock                         (933)        (9)     (15,252)                   933         15,261
    Tax benefit related
     to exercise of
     stock options                                                    73                                                 73
    Net loss                                                                  (11,461)                              (11,461)
                           ----------- --------------------- ------------ ------------ ----------------------- --------------

 Balance, Dec. 31, 2001                    9,718         97       33,128       81,187                               114,412
    Common stock issued
     under option plans                      114          1        1,069                                              1,070
    Tax benefit related
     to exercise of
     stock options                                                   105                                                105
    Net loss                                                                  (21,422)                              (21,422)
                           ----------- --------------------- ------------ ------------ ----------------------- --------------
Balance, Dec. 31, 2002                     9,832         98       34,302       59,765                                94,165
    Common stock issued
     under option plans                      358          4        1,611                                             1,615
    Tax benefit related
     to exercise of
     stock options                                                   550                                               550
    Net loss                                                                   (8,340)                               (8,340)
                           ----------- --------------------- ------------ ------------ ----------------------- --------------
 Balance, Dec. 31, 2003       $           10,190   $    102    $  36,463     $ 51,425                 $           $  87,990
                           =========== ===================== ============ ============ ======================= ==============




                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

     National R.V. Holdings, Inc. (the Company) operates in one business segment that designs, manufactures, and markets recreational vehicles (RVs) through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc.
(CCI). The RVs are marketed primarily in the United States by NRV under the Dolphin, Islander, Sea Breeze, Tradewinds, Tropi-Cal, Blaze'n, Rage'n and Splash brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Lexa, Magna and Prevost by Country Coach.


2.  Summary of Significant Accounting Policies

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of National R.V. Holdings, Inc., NRV, and CCI. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include deposits in banks and short-term investments with original maturities of three months or less. Restricted cash consists of a deposit required to secure a letter of credit in connection with one of the Company's insurane policies. The Company expects the deposit will no longer be required in 2005. Accordingly, this amount has been classified as current.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, and accrued expenses. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their respective fair values due to their relatively short maturities. The Company also had an outstanding letter of credit in the amount of $0.3 million which secures one of the Company's surety bonds.

INVENTORIES

     Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains an allowance for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts and the related gains or losses are reflected in income.

     Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. The following table provides the estimated useful lives used for each asset type:

               Computer software / hardware.............      3 - 5 years
               Furniture and fixtures...................          7 years
               Machinery and equipment..................          7 years
               Buildings and building improvements......         40 years

     The Company assesses property and equipment for impairment whenever events or changes in circumstances indicate that an asset's carrying amount may not be recoverable.

CONCENTRATIONS

     Financial instruments, which subject the Company to credit risk, consist primarily of trade receivables from dealerships. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company's broad customer base, and terms requiring substantially all of the dealers' lenders to pay the Company directly fifteen business days or less after the dealers' receipt of the unit. For the year ended December 31, 2003, three dealers accounted for 17%, 11%, and 10%, respectively, of the Company's net sales. In addition, the Company's top ten dealers accounted for approximately 66%, 59% and 53% of net sales for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, two dealers accounted for 21% and 18%, respectively, of the Company's trade receivables.

     The Company currently buys certain key components of its products from limited suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales which would adversely affect operating results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $8,340,000, $21,422,000 and $11,461,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The Company has generated cash from operating activities of $7,188,000 and used cash from operating activities of $4,444,000 and $12,630,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At December 31, 2003, the Company had cash and cash investments of $2,059,000 and working capital of $49,669,000. The Company expects to continue to be dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     In addition, the Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Effective July 2003, the Company was able to provide alternative security, in the form of state workers' compensation fund insurance, for its NRV self-insured workers' compensation program. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freed up $5.3 million of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At December 31, 2003, the Company had no outstanding loans under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

     A number of initiatives were commenced during 2003 to improve the Company's profitability and working capital positions including, but not limited to: i) reducing inventory levels ii) reducing warranty costs through improving product quality, iii) improving manufacturing efficiencies, and iv) reducing workers' compensation costs through various safety initiatives and better claims management.

     Management is focused on continuing to improve upon certain initiatives in 2004 including: i) further reduction of warranty costs, ii) increased facility utilization and iii) a reduction of workers' compensation caosts at its Perris, California facility.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during 2004, it would most likely address such requirement through a combination of sales of its products, sales of equity securities, sales of excess properties, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

REVENUE RECOGNITION

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectibility is reasonably assured. Assuming that all of the above criteria were satisfied, motorhome and towables sales are recorded by the Company when accepted by the dealer.

ADVERTISING AND SALES PROMOTION COSTS

     The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2002, and 2001, advertising and sales promotion costs were approximately $3.5 million, $5.4 million, and $3.5 million, respectively.

SHIPPING AND HANDLING COSTS

     The Company records shipping and handling costs in costs of goods sold expenses. Shipping and handling costs recorded in costs of goods sold were $3.7 million, $3.3 million, and $2.9 million in 2003, 2002, and 2001, respectively.

LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment by comparing the future undiscounted cash flows of the underlying assets to their respective carrying amounts. If necessary, an impairment loss will be recognized based on the excess of the carrying amount over the fair value of the assets. The Company performs these tests for impairment annually, or whenever events or changes in circumstances indicate that an assets carrying amount may not be recoverable.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

     Research, development and engineering expenses are expensed as incurred and are included in cost of goods sold and consist of normal improvements to models and model year changes. Total research, development and engineering expenses were $6.7 million, $5.4 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively, of which research and development expenses alone were $2.1 million, $1.4 million, and $1.7 million, respectively.

INCOME TAXES

     The Company provides for income taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are computed using statutory rates for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established when it is more likely than not that the deferred tax assets are not realizable.

RECLASSIFICATIONS

     Certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003 the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 codifies, revises and rescinds certain sections of SAB No. 101 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC regulations. Accordingly, there is no impact to the Company's results of operations, financial position or cash flows as a result of the issuance of SAB No. 104.

STOCK-BASED COMPENSATION

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and
Disclosure" (SFAS 148), which amends SFAS Statement 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation:

All amounts in thousands except per share amounts
                                                   Twelve months
                                                 Ended December 31,
                                           -----------------------------
                                             2003       2002      2001
                                             ----       ----      ----
Net loss - as reported.................... $(8,340)  $(21,422)  $(11,461)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related
tax effects...............................     298        820      1,317
                                           -------   --------   --------
Pro forma net loss........................ $(8,638)  $(22,242)  $(12,778)
                                           =======   ========   ========
Basic loss per share - as reported........ $ (0.84)  $  (2.19)  $  (1.18)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related
tax effects...............................    0.03       0.08       0.14
                                           -------   --------   --------
Basic loss per share - pro forma.......... $ (0.87)  $  (2.27)  $  (1.32)
                                           =======   ========   ========

Diluted loss per share - as reported...... $ (0.84)  $  (2.19)  $  (1.18)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related
tax effects...............................    0.03       0.08       0.14
                                           -------   --------   --------
Diluted loss per share - pro forma........ $ (0.87)  $  (2.27)  $  (1.32)
                                           =======   ========   ========

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions:

      Dividend yield...............       0.0%
      Expected volatility..........      46.0%
      Risk-free interest rate......       4.6%
      Expected term (years)........       4

LOSS PER SHARE

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share. No adjustments were made to reported net loss in the computation of loss per share.

                                                   December 31, (in thousands)
                                              ----------------------------------
                                                    2003      2002       2001
                                              ------------ ----------- ---------
 Weighted average shares outstanding - basic...     9,900     9,788      9,683
 Weighted average shares outstanding - diluted.     9,900     9,788      9,683
 Outstanding options excluded as impact would
  be anti-dilutive.............................       130       353        298

3. Inventories

Inventories consist of the following:

                                                  December 31, (in thousands)
                                              ----------------------------------
                                                     2003             2002
                                                  --------           --------
                    Finished goods........         $ 8,957           $ 20,671
                    Work-in-process.......          22,142             25,391
                    Raw materials.........          13,902             16,309
                    Chassis...............           6,658             10,161
                                                  --------           --------
                                                  $ 51,659           $ 72,532
                                                  ========           ========

4. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                  December 31, (in thousands)
                                              ---------------------------------
                                                    2003             2002
                                              --------------   ----------------
      Land..................................  $    10,400      $    10,389
      Buildings.............................       25,091           25,052
      Machinery and equipment...............       19,688           18,269
      Office equipment......................        7,512            7,792
                                              --------------   ----------------
                                                   62,691           61,502
      Less accumulated depreciation.........      (21,858)         (18,272)
                                              --------------   ----------------
        Property, plant and equipment, net..  $    40,833      $    43,230
                                              ==============   ================

5. Goodwill

     Effective the first quarter of 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 eliminated the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption and will be reviewed at least annually thereafter. Continued losses and a significant sustained decline in the Company's stock price triggered a goodwill impairment review during the third quarter of 2002. As a result of this impairment test, the Company recorded a non-cash charge of $6.1 million during the quarter ended September 30, 2002, which represented the entire amount of goodwill recorded as of that date.

     A reconciliation of reported net loss and basic and diluted loss per share, assuming SFAS No. 142 was applied retroactively, is as follows (in thousands, except for loss per share):

                                                  Years Ended December 31,
                                              2003          2002         2001
                                            ------------------------------------
Net loss as reported..................      $ (8,340)   $ (21,422)   $ (11,461)
Add back goodwill amortization........            -            -           413
                                            --------    ---------    ---------
Adjusted net loss.....................      $ (8,340)   $ (21,422)   $ (11,048)
                                            ========    =========    =========

Basic loss per share..................      $  (0.84)   $   (2.19)   $   (1.18)
Goodwill amortization.................             -            -         0.04
                                            --------    ---------    ---------
Adjusted net loss.....................      $  (0.84)   $   (2.19)   $   (1.14)
                                            ========    =========    =========

Diluted loss per share................      $  (0.84)   $   (2.19)   $   (1.18)
Goodwill amortization.................             -            -         0.04
                                            --------    ---------    ---------
Adjusted net loss.....................      $  (0.84)   $   (2.19)   $   (1.14)
                                            ========    =========    =========

6. Accrued Expenses

Accrued expenses consist of the following:

                                                  December 31, (in thousands)
                                                   ---------------------------
 Current accrued expenses:                            2003            2002
                                                   -----------    ------------
 Workers' compensation self-insurance reserve...   $  3,561        $  2,375
 Warranty reserve...............................      8,312          10,986
 pAYROLL AND OTHER ACCRUED expenses.............      8,897           8,930
                                                   -----------     -----------
   Total current accrued expenses...............   $ 20,770        $ 22,291
                                                   ===========     ===========
 Long-term accrued expenses:

 Workers' compensation self-insurance reserve...   $  6,499        $  5,419
 Warranty reserve...............................        348             854
 Deferred compensation expense..................        722               -
                                                   -----------     -----------
   Total long-term accrued expenses.............   $  7,569        $  6,273
                                                   ===========     ===========

7. Product Warranties

     The Company's warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, the Company's recall reserve is established, as necessary, based on management's estimate of the cost per unit to remedy the problem and the estimated number of units that will ultimately be brought in for the repair. While the Company's warranty costs have historically been within its expectations and the provisions established, a significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company's operating results for the period or periods in which such claims or additional costs materialize.

     The changes in the carrying amount of the Company's total product warranty liability for the twelve months ended December 31, 2003, 2002, and 2001 were as follows:

Product Warranty
(in thousands)

                           Beginning                                    Ending
                            Balance      Additions      Deductions      Balance
                       ---------------------------------------------------------
Warranty Reserve 2003... $  11,840      $ 10,053        $ 13,233     $   8,660
Warranty Reserve 2002...    13,016        14,485          15,661        11,840
Warranty Reserve 2001...     9,861        18,459          15,304        13,016

8.  Debt and Credit Agreements

Debt consists of the following:

                                                 December 31, (in thousands)
                                                      2003            2002
                                                  ------------   ------------
Note payable - City of Junction City, Oregon,
3% paid monthly through October 2004...........     $   19          $   41
Less payments due within one year..............        (19)            (22)
                                                  ------------   ------------
                                                    $    -          $   19
                                                  ============   ============

     Debt maturities over the remaining year of the note payable are $19,000 in 2004.

     In addition, the Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million was available for general corporate working capital needs and capital expenditures. The Company was able to provide alternative security, in the form of state workers' compensation fund insurance, for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freed up $5.3 million of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At December 31, 2003, the Company had no outstanding loans under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

9.  Income Taxes

The components of the benefit for income taxes were as follows:

                                           December 31, (in thousands)
                                -------------------------------------------
                                       2003          2002          2001
                                -------------------------------------------
Current (Refundable) Payable:
  Federal.......................   $  (167)      $  (7,167)   $  (5,263)
  State.........................        94             147       (1,100)
                                ------------  -------------  --------------
                                       (73)         (7,020)      (6,363)
                                ------------  -------------  --------------
Deferred:
  Federal.......................    (4,132)         (1,129)        (182)
  State.........................      (705)         (1,340)        (382)
                                ------------  -------------  --------------
                                    (4,837)         (2,469)        (564)
                                ------------  -------------  --------------
 Total benefit for income taxes.  $ (4,910)     $   (9,489)   $  (6,927)
                                ============  =============  ==============


     Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2003 and 2002 were as follows:


                                                December 31, (in thousands)
                                              --------------------------------
                                                      2003             2002
                                              --------------  ----------------
Accrued expenses..........................    $      5,221      $      6,005
NOL carryforward..........................           2,734                -
                                              --------------  ----------------
  Deferred income tax assets - current..      $      7,955      $      6,005
                                              ==============  ================

Accrued expenses..........................    $      2,242      $      1,787
Fixed assets..............................          (2,802)           (2,452)
NOL carryforward..........................           4,365             1,032
                                              --------------  ----------------
  Deferred income tax assets - long-term..    $      3,805      $        367
                                              ==============  ================

     The Company had net operating loss (NOL) carryforwards at December 31, 2003 of approximately $14.5 million for federal income tax purposes and approximately $7.6 million for state income tax purposes. The Company's NOL carryforwards will begin to expire in 2013, if not utilized.

     A reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate is as follows:

                                                   December 31,
                                        -------------------------------------
                                           2003          2002         2001
                                        ----------     ---------    --------
Statutory rate.......................    (34.0) %       (35.0) %    (35.0) %
State taxes, net of federal benefit..     (4.2)          (4.7)       (4.6)
Amortization of intangibles not
 deductible for income tax purposes..      0.0            6.9         0.8
Disallowed state loss carryforwards..      0.8            0.9         1.1
Other................................      0.3            1.2           -
                                        ----------     ---------    --------
                                         (37.1) %       (30.7) %    (37.7) %
                                        ==========     =========    ========

10.  Recourse on Dealer Financing

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs in the event of various circumstances. Although the maximum potential repurchase obligation under these agreements approximates $93 million at December 31, 2003, as with accounts receivable, the risk of loss is spread over numerous dealers and lenders and is further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have been negligible in the past and management believes that any future losses under such agreements will not have a significant effect on the consolidated financial position or results of operations of the Company.

11. Commitments and Contingencies

     From time to time, the Company is involved in warranty or "lemon law" litigation arising out of its operations in the normal course of business. While insurance coverage is not available for such matters, the number of such matters as a percentage of sales is low. To date, aggregate costs to the Company for these actions have not been material.

The Company has commitments under certain non-cancelable operating leases as follows (in thousands):

          2004....................         $  1,474
          2005....................            1,264
          2006....................               43
          2007....................               18
          2008 and thereafter.....                -
                                           --------
                                           $  2,799
                                           ========

     Rent expense for the years ended December 31, 2003, 2002, and 2001, was approximately $1.4 million, $1.4 million, and $1.3 million, respectively.

12. Stockholders' Equity

Preferred Stock

     The Board of Directors has authority to issue 5,000 shares of $0.01 par value Preferred Stock. Currently there are 4,000 Preferred Shares issued and outstanding with the following terms: i) the Preferred Shares are not entitled to receive any dividends, ii) the Preferred Stock has no voting rights, iii) upon liquidation, either voluntary or involuntary, the preferred stockholders are entitled to receive out of the assets of the corporation that are available for distribution, $0.01 per share, and iv) the Preferred Stock is redeemable at the sole discretion of the Company.

Common Stock Options

     The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options.

     The Company has six fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee and employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees vest in three equal annual installments and expire five years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $0.6 million in 2003, $0.1 million in 2002, and $0.1 million in 2001.

     Information regarding these option plans and option agreements for 2003, 2002 and 2001 is as follows:

                                                            Weighted
                                                             Average
                                            Shares        Exercise Price
                                         (in thousands)     Per Share
      --------------------------------------------------------------------------

      Outstanding at December 31, 2000...     2,342         $  11.17
         Granted.........................       325         $  12.83
         Expired or canceled.............      (291)        $  11.65
         Exercised.......................       (75)        $   9.67
                                           ---------        ---------
      Outstanding at December 31, 2001...     2,301         $  11.40
         Granted.........................         -         $      -
         Expired or canceled.............      (153)        $  15.11
         Exercised.......................      (132)        $   9.84
                                           ---------        ---------
      Outstanding at December 31, 2002...     2,016         $  11.22
         Granted.........................         -         $      -
         Expired or canceled.............      (332)        $  13.62
         Exercised.......................      (397)        $   4.79
                                           ---------        ---------
      Outstanding at December 31, 2003...     1,287         $  12.58
                                           =========        =========

     The following table summarizes information for those options that are outstanding and exercisable as of December 31, 2003:

                                 Options Outstanding      Options Exercisable
                            --------------------------  ------------------------
                       Number of    Remaining              Number of
Range  of              Shares (in   Contractual  Exercise  Shares (in  Exercise
Exercise Prices        thousands)      Life      Price     thousands)  Price
--------------------------------------------------------------------------------
$3.33 - $3.33             91          1.00        3.33         91        3.33
$3.75 - $3.75             50          1.74        3.75         50        3.75
$8.50 - $8.50            170          1.82        8.50        170        8.50
$9.33 - $9.33            180          2.75        9.33        180        9.33
$10.08 - $10.08          319          3.42       10.08        319       10.08
$12.83 - $12.83          212          2.76       12.83        144       12.83
$24.94 - $24.94          253          0.41       24.94        253       24.94
$26.81 - $26.81           12          5.39       26.81         12       26.81
                      ------        ------      ------     ------      ------
                       1,287          2.20      $12.58      1,219      $12.57
                      ======        ======      ======     ======      ======

     There were no options granted in 2003 or 2002. The fair value of options granted during 2001 was $12.83.

13.  Defined Contribution Plans

     The Company maintains two 401(K) plans serving the NRV and CCI subsidiaries. Substantially all of the Company's full-time employees are covered under the plans which allow for contributions by the employee as well as contributions by the Company. The Company contributes a match of between 20% and 50% of the first 4% to 5% of an employee's wages, plus other discretionary amounts as approved by the Board of Directors and may be in the form of cash or the Company's common stock. All Company contributions in 2003, 2002, and 2001 were immaterial. Administrative costs of these plans are not deemed to be material for these years.

14.  Related Party Transactions

     Mr. Robert B. Lee, a director of the Company, is a partner in a joint venture that is a party to a lease agreement with the Company. Pursuant to the agreement, the Company leases from the joint venture a parcel of property constituting a majority of CCI's manufacturing facilities. During the years ended December 31, 2003, 2002 and 2001, the Company paid $1.32 million, $1.31 million and $1.27 million, respectively, under the lease agreement. The lease agreement calls for future payments totaling approximately $2.5 million through October 31, 2005. The escalations are based on the Consumer Price Index. In addition, there is a five year renewal option on this lease agreement.

     Heller Ehrman White & McAuliffe LLP, a law firm in which Mr. Stephen M. Davis, the Secretary and a director of the Company, is a partner, performed legal services for the Company. Fees paid the law firm were $279,000, $316,000 and $199,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

15.  Quarterly Consolidated Financial Data (unaudited)

     As disclosed in the Company's press release of February 17, 2004 announcing financial results for the fourth quarter and year ended December 31, 2003 and furnished in the Company's 8-K of the same date, the Company announced that it restated its financial statements for the first three quarters of 2003. The restatements reflect the Company's reconciliation of raw materials inventory to a year-end physical inventory count. The Company has determined that standard cost estimates were too low during these periods by an aggregate of $2.7 million. The impact of these restatements is to increase the Company's loss per diluted share for the first quarter 2003 by $0.06, from $0.42 to $0.48. The second quarter 2003 diluted loss per share increases by $0.07, from $0.28 to $0.35. The third quarter diluted loss per share increases by $0.04, from $0.03 to $0.07. No other prior periods were affected.

     The following tables summarize the quarterly data for fiscal 2003 (as previously reported and restated) and fiscal 2002:

                                   2003 Quarter ended
                            (in thousands except share data)
                    March 31           June 30          Sept. 30       Dec. 31
                   As                As                As
                reported Restated reported Restated reported Restated
                ----------------- ----------------- ------------------  -------
Net sales....... $78,101  $78,101  $73,471  $73,471  $91,314  $91,314    $99,086
Gross (loss)
  profit........  (1,080)  (2,087)     666     (436)   4,372    3,777      6,168
Net (loss) income.(4,089)  (4,726)  (2,707)  (3,402)    (304)    (687)       475
(Loss) earnings per
 common share -
 basic.......... $ (0.42) $ (0.48) $ (0.28) $ (0.35) $ (0.03) $ (0.07)   $  0.05
(Loss) earnings per
common share -
 diluted........ $ (0.42) $ (0.48) $ (0.28) $ (0.35) $ (0.03) $ (0.07)   $  0.05
Weighted average number of shares:
  Basic..........  9,832    9,832    9,832    9,832    9,835    9,835     10,095
  Diluted........  9,832    9,832    9,832    9,832    9,835    9,835     10,201


                                                    2002 Quarter ended
                                            (in thousands except share data)
                                         March 31  June 30  Sept. 30   Dec. 31
                                         -------- --------  --------  --------
Net sales................................ $79,320  $87,466   $72,417   $61,047
Gross (loss) profit......................    (254)   3,863       (44)   (5,797)
Net (loss)...............................  (3,316)  (1,396)   (9,811)   (6,899)
Loss earnings per common share - basic... $ (0.34) $ (0.14)  $ (1.00)  $ (0.70)
Loss earnings per common share - diluted. $ (0.34) $ (0.14) $ (1.00) $ (0.70) Weighted average number of shares:
  Basic..................................   9,719    9,776     9,825     9,832
  Diluted................................   9,719    9,776     9,825     9,832

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                         For the years ended December 31, 2003, 2002 and 2001

                                             Additions                Balance
                                  Balance at charged to               at end
                                  beginning  costs                      of
                                  of period  and expenses Deductions  period
                                 ----------- ----------- ----------- -----------
Twelve months ended December 31, 2003
 Allowance for doubtful accounts.$   276,000 $    63,000 $   207,000 $   132,000
 Inventory reserve................         0     673,000           0     673,000
 Workers' compensation
  self-insurance reserve.......... 7,794,000   5,892,000   3,626,000  10,060,000
 Warranty reserve.................11,840,000  10,053,000  13,233,000   8,660,000
                                 ----------- ----------- ----------- -----------
                                 $19,910,000 $16,681,000 $17,066,000 $19,525,000
                                 =========== =========== =========== ===========

Twelve months ended December 31, 2002
 Allowance for doubtful accounts.$   224,000 $   121,000 $    69,000 $   276,000
 Workers' compensation
  self-insurance reserve.........  3,428,000   7,189,000   2,823,000   7,794,000
 Warranty reserve................ 13,016,000  14,485,000  15,661,000  11,840,000
                                 ----------- ----------- ----------- -----------
                                 $16,668,000 $21,795,000 $18,553,000 $19,910,000
                                 =========== =========== =========== ===========
Twelve months ended December 31, 2001
 Allowance for doubtful accounts.$   321,000 $    28,000 $   125,000 $   224,000
 Workers' compensation
  self-insurance reserve.........  3,128,000   2,970,000   2,670,000   3,428,000
 Warranty reserve................  9,861,000  18,459,000  15,304,000  13,016,000
                                 ----------- ----------- ----------- -----------
                                 $13,310,000 $21,457,000 $18,099,000 $16,668,000
                                 =========== =========== =========== ===========

Exhibit 23.1 - CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-41905 and 333-68636) of National R.V. Holdings, Inc. of our report dated March 23, 2004 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.


/s/ PricewaterhouseCoopers LLP



Orange County, California
March 29, 2004