Form 10-Q/A
period 2003-03-31
NATIONAL RV HOLDINGS INC
filed 2004-05-11
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                   YES X NO __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at April 15, 2003
Common stock, par value                                   9,832,161
$.01 per share

                                EXPLANATORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION

     As described in the Form 8-K filed by National R.V. Holdings, Inc. (the "Company") with the Securities and Exchange Commission on February 17, 2004, the Company, as part of its fourth quarter 2003 press release, announced that the financial statements for the first three quarters of 2003 were to be restated to record recently uncovered inventory losses in the proper periods. As part of the year-end closing procedures, the Company counts the amount of inventory on hand and adjusts the books and records for any differences. As a result of the inventory count of raw materials as of December 31, 2003 the Company recorded an inventory adjustment totaling $2.7 million. Based on the Company's analysis, these adjustments were primarily attributable to the exclusion of certain inventory items and costs from the standard costs used throughout the year at the NRV division to record inventory usage. As a result, the Company has determined that costs of goods sold, gross loss, income tax benefit, net loss, and inventory, as previously reported in the March 31, 2003 10-Q, needed to be restated. The restated costs of goods sold for the quarter ended March 31, 2003 increased by $1.1 million, and gross loss, income tax benefit, and net loss increased by $1.0 million, $0.4 million, and $0.6 million, respectively and inventory decreased by $1.0 million. As a result, loss per share for the three months ended March 31, 2003 increased by $0.06 to $0.48 per share.

     This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           March 31, 2003 (Restated) and December 31, 2002            4

           Consolidated Statements of Operations -
           Three Months Ended March 31, 2003 (Restated) and 2002      5

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2003 (Restated)  and 2002     6

           Notes to Consolidated Financial Statements               7 - 10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           11 - 14

Item 4.    Controls and Procedures                                   15

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                          16

           Signature                                                 17

     This form 10-Q/A amends only those items identified in the Index, and no other information included in the Company's Quarterly Report on Form 10-Q is amended hereby.

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               March 31,          December 31,
                                                 2003                 2002
                                                 ----                 ----
                                             (Restated and
                                               Unaudited)


                  ASSETS
Current assets:
  Cash and cash equivalents...................... $     10           $     14
  Trade receivables, less allowance for doubtful
  accounts ($276 and $276, respectively).........   29,261              9,829
  Inventories....................................   64,268             72,532
  Deferred income taxes..........................    9,847              9,477
  Income taxes receivable........................    9,464              7,015
  Prepaid expenses...............................    1,393              2,134
                                                  --------           --------
    Total current assets.........................  114,243            101,001
Property, plant and equipment, net...............   42,726             43,230
Other............................................      672              1,013
                                                  --------           --------
                                                  $157,641           $145,244
                                                  ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit................................. $  8,521           $  4,943
  Book overdraft.................................    3,923                943
  Current portion of long-term debt..............       22                 22
  Accounts payable...............................   24,258             13,483
  Accrued expenses...............................   28,360             28,564
                                                  --------           --------
    Total current liabilities....................   65,084             47,955
Deferred income taxes............................    3,105              3,105
Long-term debt...................................       13                 19
                                                  --------           --------
    Total liabilities............................   68,202             51,079
                                                  --------           --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value; 5,000 shares
  authorized, 4,000 issued and outstanding...... .      -                  -
  Common stock - $0.01 par value; 25,000,000 shares
  authorized, 9,832,161 and 9,832,161 issued and
  outstanding, respectively......................       98                 98
Additional paid-in capital.......................   34,302             34,302
Retained earnings................................   55,039             59,765
                                                  --------           --------
    Total stockholders' equity...................   89,439             94,165
                                                  --------           --------
                                                  $157,641           $145,244
                                                  ========           ========

                See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                       2003            2002
                                                       ----            ----
                                                    (Restated)

Net sales.....................................      $ 78,101        $ 79,320
Cost of goods sold............................        80,188          79,574
                                                    --------        --------
    Gross loss................................        (2,087)           (254)
Selling expenses..............................         3,130           3,429
General and administrative expenses...........         2,120           1,908
                                                    --------        --------
    Operating loss............................        (7,337)         (5,591)
Interest and other expense, net...............           165            (305)
                                                    --------        --------
    Loss before income taxes..................        (7,502)         (5,286)
Benefit for income taxes......................        (2,776)         (1,970)
                                                    --------        --------
    Net loss..................................      $ (4,726)       $ (3,316)
                                                    ========        ========
Loss per common share:
    Basic.....................................      $  (0.48)       $  (0.34)
    Diluted...................................      $  (0.48)       $  (0.34)

Weighted average number of shares:
    Basic.....................................         9,832           9,719
    Diluted...................................         9,832           9,719


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                     2003              2002
                                                     ----              ----
                                                  (Restated)
Cash flows from operating activities:
  Net loss..................................     $  (4,726)       $   (3,316)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
   Depreciation.............................           982               978
   Gain on asset disposal...................            -               (348)
   Changes in assets and liabilities:
    Increase in trade receivables...........       (19,432)           (7,636)
    Decrease in inventories.................         8,264            18,063
    Increase in income taxes receivable.....        (2,449)           (1,138)
    Decrease in prepaid expenses............           741               341
    Increase (decrease) in accounts payable.        10,775            (4,843)
    Decrease in accrued expenses............          (204)             (722)
    Increase in deferred income taxes                 (370)               -
                                                 ---------        ----------
   Net cash (used in) provided by operating
  activities................................        (6,419)            1,379
                                                 ---------        ----------
Cash flows from investing activities:
  Decrease in other assets..................           341                58
  Proceeds from sale of assets..............            -              2,424
  Purchase of property, plant and equipment.          (479)           (1,438)
                                                 ---------        ----------
   Net cash (used in) provided by investing
  activities................................          (138)            1,044
                                                 ---------        ----------
Cash flows from financing activities:
  Net advance on line of credit.............         3,578                -
  Increase (decrease) in book overdraft.....         2,980              (608)
  Principal payments on long-term debt......            (5)               (5)
  Proceed from issuance of common stock.....            -                 18
                                                 ---------        ----------
   Net cash provided by (used in)
  financing activities......................         6,553              (595)
                                                 ---------        ----------
Net (decrease) increase in cash.............            (4)            1,828
Cash, beginning of period...................            14                22
                                                 ---------        ----------
Cash, end of period.........................     $      10        $    1,850
                                                 =========        ==========

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


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     As part of the year-end closing procedures, the Company counts the amount of inventory on hand and adjusts the books and records for any differences. As a result of the inventory count of raw materials as of December 31, 2003, the Company recorded an inventory adjustment totaling $2.7 million. Based on the Company's analysis, these adjustments were primarily attributable to the exclusion of certain inventory items and costs from the standard costs used throughout the year at the NRV division to record inventory usage. As a result, the Company has determined that costs of goods sold, gross loss, net loss and inventory, as previously reported in the March 31, 2003, 10-Q, need to be restated. The restated costs of goods sold for the quarter ended March 31, 2003 increased by $1.0 million, and gross loss, income tax benefit and net loss increased by $1.0 million, and $0.4 million, and $0.6 million, respectively and inventory decreased by $1.0 million. As a result, loss per share for the three months ended March 31, 2003, increased by $0.06 to $0.48 per share.

     The balance sheet and statement of operations have been restated as follows:

Balance Sheet

                                                    March 31, 2003
                                           As reported         Restated
                                           -----------         --------
   Inventories.......................      $  65,275          $  64,268
   Current deferred income taxes.....          9,477              9,847
   Retained earnings.................         55,676             55,039


Statement of Operations

                                               Three Months Ended
                                                    March 31, 2003
                                           As reported         Restated
                                           -----------         --------
   Net sales.........................      $  78,101          $  78,101
   Cost of goods sold................         79,181             80,188
   Gross loss........................         (1,080)            (2,087)
   Operating loss....................         (6,330)            (7,337)
   Loss before income taxes..........         (6,495)            (7,502)
   Benefit for income taxes..........         (2,406)            (2,776)
   Net loss..........................         (4,089)            (4,726)
   Loss per common share - basic.....      $   (0.42)         $   (0.48)
   Loss per common share - diluted...      $   (0.42)         $   (0.48)
   Weighted average number of shares:
     Basic...........................          9,832              9,832
     Diluted.........................          9,832              9,832

NOTE 3 - INVENTORIES

Inventories consist of the following (in thousands):

                                            March 31,             Dec. 31,
                                              2003                  2002
                                         -------------           ---------
Finished goods...............              $ 16,610              $ 20,671
Work-in-process..............                21,110                25,391
Raw materials................                17,305                16,309
Chassis......................                 9,243                10,161
                                           --------              --------
                                           $ 64,268              $ 72,532
                                           ========              ========

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure.' SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not adopted the fair value based method of accounting for stock-based compensation, and the adoption of the disclosure requirements of this SFAS did not have a material impact on the financial statements.


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

NOTE 6 - CONTINUATION OF LOSSES

     The Company experienced a net loss for the first quarter of 2003 totaling $4.7 million, which loss was in line with management's expectations for the quarter. The Company had net losses totaling $21.4 million and $11.5 million for 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2001 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period. There are no assurances that the conditions that have resulted in the Company's losses in 2002 and 2001 will not continue through 2003 and beyond.


NOTE 7 - RECOURSE ON DEALER FINANCING

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


NOTE 8 - STOCK BASED COMPENSATION

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

                                               Three Months Ended March 31, (in
                                            thousands, except per share)
                                  ----------------------------------------------
                                        2003            2002           2001
--------------------------------------------------------------------------------
Net loss               As reported. $ (4,726)      $  (3,316)      $  (1,895)
                       Pro forma...   (5,006)         (3,818)         (2,189)

Basic loss per share   As reported.    (0.48)          (0.34)          (0.20)
                       Pro forma...    (0.51)          (0.39)          (0.23)

Diluted loss per share As reported.    (0.48)          (0.34)          (0.20)
                       Pro forma...    (0.51)          (0.39)          (0.23)

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company's operating results; continuation of losses; cyclicality, seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in the Company's filings with the Securities and Exchange Commission (the "SEC") and the Company's public announcements, copies of which are available from the SEC or from the Company upon request.

Liquidity and Capital Resources

     At March 31, 2003, the Company had working capital of $49.2 million compared to $53.0 million at December 31, 2002.

     Net cash used in operating activities was $3.4 million for the three months ended March 31, 2003 compared to net cash provided by operating activities of $0.8 million for the comparable period last year. The change was primarily due to a $19.4 million increase in trade receivables through March 31, 2003 compared to a $7.6 million increase in trade receivables for the prior year, partially offset by an $8.3 million reduction in inventory and a $10.8 million increase in accounts payable during the first quarter of 2003 compared to an $18.1 million reduction in inventory and a $4.8 million decrease in accounts payable in the first quarter of 2002. The increase in trade receivables was due to low billing levels at the end of 2002 and high show billings at the end of the first quarter of 2003. The decrease in inventories reflects the Company's continuing efforts to manage working capital. The increase in accounts payable during the first quarter of 2003 was due to an unusually low level of accounts payable at the end of the fourth quarter of 2002, resulting from minimal materials purchases.

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

     The Company has funded its financial needs primarily through operations and its existing line of credit. At March 31, 2003, the Company had cash and cash investments of $10,000 and working capital of $49,159,000. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

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

     Cost of goods sold for the quarter ended March 31, 2003 increased by $0.6 million or 0.8% from the comparable period last year. The increase in cost of goods sold, and resulting decrease in gross margin to -2.7% for the first quarter 2003 compared to a -0.3% gross margin for the same period last year, was primarily due to continued discounting programs and approximately $1.8 million in costs associated with units built during the fourth quarter of 2002, a period of poor overhead utilization. These were partially offset by improvement in warranty costs due to a heavy focus in this area.

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

     The benefit for income taxes for the quarter ended March 31, 2003 was $2.8 million compared to a benefit of $2.0 million for the same period last year. The effective tax rate for the quarter ended March 31, 2003 was 37.0% compared to 37.3% for the same period last year.

     As a result, the Company had a net loss of $4.7 million for the quarter ended March 31, 2003, as compared to a net loss of $3.3 million for the same period last year.

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

     Within 90 days prior to March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     There were no significant changes in the Company's internal controls over financial reporting during the three months ended March 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     As disclosed in the Company's press release dated February 17, 2004 announcing financial results for the fourth quarter and year ended December 31, 2003 and furnished in the Company's Form 8-K of the same date, the Company announced that it restated its financial statements for the first three quarters of 2003. No other prior periods were affected. The restatement resulted from an analysis of the book-to-physical adjustment which led management to conclude that the NRV division excluded certain required costs. Based on the aforementioned analysis, the Company has determined that costs of goods sold, gross loss, tax benefit, net loss, and inventory, as previously reported in the March 31, 2003 10-Q, required restatement. The company believes that a material weakness existed with respect to their standard inventory cost procedures, which was not identified until the fourth quarter of 2003. As a result, the Company has implemented a number of policies and procedures to strengthen controls surrounding the standard costing system procedures and perpetual inventory system, and include among other things, a physical count of the inventory each quarter. Other than with respect to such matter, there have been no other significant changes in the Company's internal controls over financial reporting as of the date this Form 10- Q/A was being prepared that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
                                       15

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

                                          NATIONAL R.V. HOLDINGS, INC.
                                                  (Registrant)
                                          ----------------------------
Date: May 10, 2004                        By /s/ MARK D. ANDERSEN

                                          Mark D. Andersen
                                          Chief Financial Officer
                                          (Principal Accounting and
                                           Financial Officer)