Form 10-Q/A
period 2003-06-30
NATIONAL RV HOLDINGS INC
filed 2004-05-11
CIK 910655

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

     As described in the Form 8-K filed by National R.V. Holdings, Inc. (the "Company") with the Securities and Exchange Commission on February 17, 2004, the Company, as part of its fourth quarter 2003 press release, announced that the financial statements for the first three quarters of 2003 were to be restated to record recently uncovered inventory losses in the proper periods. As part of the year-end closing procedures, the Company counts the amount of inventory on hand and adjusts the books and records for any differences. As a result of the inventory count of raw materials as of December 31, 2003 the Company recorded an inventory adjustment totaling $2.7 million. Based on the Company's analysis, these adjustments were primarily attributable to the exclusion of certain inventory items and costs from the standard costs used throughout the year at the NRV division to record inventory usage. As a result, the Company has determined that costs of goods sold, gross loss, income tax benefit, net loss, and inventory, as previously reported in the June 30, 2003 10-Q, needed to be restated. The restated costs of goods sold for the quarter ended June 30, 2003 increased by $1.1 million, and income tax benefit, and net loss increased by $0.4 million and $0.7 million, respectively and gross profit and inventory decreased by $1.1 million and $2.1 million, respectively. As a result, loss per share for the three months ended June 30, 2003 increased by $0.07 to $0.35 per share.

     This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           June 30, 2003 (Restated) and December 31, 2002               4

           Consolidated Statements of Operations -
           Three and Six Months Ended June 30, 2003 (Restated)
           and 2002                                                     5

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2003 (Restated) and 2002           6

           Notes to Consolidated Financial Statements                 7 - 12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             13 - 18

Item 4.    Controls and Procedures                                     19

                               PART II - OTHER INFORMATION

Item 5.    Submission of Matters to a Vote of Security Holders         20

Item 6.    Exhibits and Reports on Form 8-K                            21

           Signature                                                   22

     This form 10-Q/A amends only those items identified in the Index, and no other information included in the Company's Quarterly Report on Form 10-Q is amended hereby.

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                   June 30,        December 31,
                                                    2003               2002
                                                    ----               ----
                                                (Restated and
                                                  Unaudited)


                  ASSETS
Current assets:
  Cash and cash equivalents...................... $  3,623           $     14
  Trade receivables, less allowance for doubtful
  accounts ($238 and $276, respectively).........   11,023              9,829
  Inventories....................................   63,076             72,532
  Deferred income taxes..........................    6,782              6,005
  Income taxes receivable........................       -               7,015
  Prepaid expenses...............................    1,565              2,134
                                                  --------           --------
    Total current assets.........................   86,069             97,529
Property, plant and equipment, net...............   41,985             43,230
Long-term deferred income taxes..................    4,107                367
Other............................................      673              1,013
                                                  --------           --------
                                                  $132,834           $142,139
                                                  ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit................................. $     -            $  4,943
  Book overdraft.................................       -                 943
  Current portion of long-term debt..............       22                 22
  Accounts payable...............................   19,252             13,483
  Accrued expenses...............................   21,028             22,291
                                                  --------           --------
    Total current liabilities....................   40,302             41,682
Deferred income taxes............................    6,487              6,273
Long-term debt...................................        8                 19
                                                  --------           --------
    Total liabilities............................   46,797             47,974
                                                  --------           --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value; 5,000 shares
  authorized, 4,000 issued and outstanding.......       -                  -
  Common stock - $0.01 par value; 25,000,000 shares
  authorized, 9,832,161 issued outstanding at June
  30, 2003 and December 31, 2002.................       98                 98
Additional paid-in capital.......................   34,302             34,302
Retained earnings................................   51,637             59,765
                                                  --------           --------
    Total stockholders' equity...................   86,037             94,165
                                                  --------           --------
                                                  $132,834           $142,139
                                                  ========           ========


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                        Three Months         Six Months
                                        Ended June 30,       Ended June 30,
                                       2003      2002       2003       2002
                                       ----      ----       ----       ----
                                    (Restated) (Restated)

Net sales............................$ 73,471  $ 87,466  $ 151,572   $ 166,787
Cost of goods sold...................  73,907    83,603    154,094     163,177
                                     --------  --------  ---------   ---------
    Gross (loss) profit..............    (436)    3,863     (2,522)      3,610
Selling expenses.....................   2,952     3,398      6,085       6,827
General and administrative expenses..   1,958     2,662      4,077       4,570
                                     --------  --------  ---------   ---------
    Operating loss...................  (5,346)   (2,197)   (12,684)     (7,787)
Interest and other expense, net......      55        (4)       219        (309)
                                     --------  --------  ---------   ---------
    Loss before income taxes.........  (5,401)   (2,193)   (12,903)     (7,478)
Benefit for income taxes.............  (1,999)     (797)    (4,775)     (2,767)
                                     --------  --------  ---------   ---------
    Net loss.........................$ (3,402) $ (1,396) $  (8,128)  $  (4,711)
                                     ========  ========  =========   =========
Loss per common share:
    Basic............................$  (0.35) $  (0.14) $  (0.83)   $  (0.48)
    Diluted..........................$  (0.35) $  (0.14) $  (0.83)   $  (0.48)

Weighted average number of shares:
    Basic............................   9,832     9,776     9,832       9,747
    Diluted..........................   9,832     9,776     9,832       9,747




                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         Six Months
                                                       Ended March 31,
                                                     2003              2002
                                                     ----              ----
                                                  (Restated)
Cash flows from operating activities:
  Net loss..................................     $  (8,128)       $   (4,711)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation.............................         1,974             1,908
   Gain on asset disposal...................            -               (348)
   Changes in assets and liabilities:
    Increase in trade receivables...........        (1,194)           (8,800)
    Decrease in inventories.................         9,456            17,000
    Decrease in income taxes receivable.....         7,015             4,162
    Decrease in prepaid expenses............           569               766
    Increase (decrease) in accounts payable.         5,769            (7,009)
    (Decrease) increase in accrued expenses.        (1,049)              498
    Increase in deferred income taxes               (4,517)             (459)
                                                 ---------        ----------
   Net cash provided by operating activities.        9,895             3,007
                                                 ---------        ----------
Cash flows from investing activities:
  Decrease in other assets..................           340                66
  Proceeds from sale of assets..............            -              2,424
  Purchase of property, plant and equipment.          (729)           (2,595)
                                                 ---------        ----------
   Net cash used in investing activities....          (389)             (105)
                                                 ---------        ----------
Cash flows from financing activities:
  Net advance on line of credit.............        (4,943)               -
  Decrease in book overdraft................          (943)            (608)
  Principal payments on long-term debt......           (11)             (11)
  Proceeds from issuance of common stock....            -             1,074
                                                 ---------        ---------
   Net cash (used in) provided by financing
   activities...............................        (5,897)             455
                                                 ---------        ---------
Net increase in cash........................         3,069            3,357
Cash, beginning of period...................            14               22
                                                 ---------        ---------
Cash, end of period.........................     $   3,623        $   3,379
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


NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

     As part of the year-end closing procedures, the Company counts the amount of inventory on hand and adjusts the books and records for any differences. As a result of the inventory count of raw materials as of December 31, 2003, the Company recorded an inventory adjustment totaling $2.7 million. Based on the Company's analysis, these adjustments were primarily attributable to the exclusion of certain inventory items and costs from the standard costs used throughout the year at the NRV division to record inventory usage. As a result, the Company has determined that cost of goods sold, gross profit, net loss and inventory, as previously reported in the June 30, 2003, 10-Q, need to be restated. The restated costs of goods sold and income tax benefit for the quarter ended June 30, 2003 increased by $1.1 million and $0.4 million, respectively. Gross profit and inventory decreased by $1.1 million $2.1 million, respectively. As a result, loss per share for the three months ended June 30, 2003, increased by $0.07 to $0.35 per share.

     The balance sheet and statement of operations have been restated as follows:

Balance Sheet

                                                    June 30, 2003
                                           As reported         Restated
                                           -----------         --------
   Inventories.......................      $  65,185          $  63,076
   Current deferred income taxes.....          6,005              6,782
   Retained earnings.................         52,969             51,637


Statements of Operations

                                   Three Months Ended    Six Months Ended
                                        June 30, 2003       June 30, 2003
                                   As reported Restated  As reported  Restated
                                   ----------- --------  -----------  --------

 Net sales......................... $ 73,471  $ 73,471    $151,572    $151,572
 Cost of goods sold................   72,805    73,907     151,985     154,094
 Gross profit (loss)...............      666      (436)       (413)     (2,522)
 Operating loss....................   (4,244)   (5,346)    (10,575)    (12,684)
 Loss before income taxes..........   (4,299)   (5,401)    (10,794)    (12,903)
 Benefit for income taxes..........   (1,592)   (1,999)     (3,998)     (4,775)
 Net loss..........................   (2,707)   (3,402)     (6,796)     (8,128)
 Loss per common share - basic..... $  (0.28) $  (0.35)   $  (0.69)   $  (0.83)
 Loss per common share - diluted... $  (0.28) $  (0.35)   $  (0.69)   $  (0.83)
 Weighted average number of shares:
   Basic...........................    9,832     9,832       9,832       9,832
   Diluted.........................    9,832     9,832       9,832       9,832

NOTE 3 - CONTINUATION OF LOSSES

     The Company experienced a net loss in the second quarter of 2003 totaling $3.4 million and an $8.1 million net loss for the six months ended June 30, 2003. The Company had net losses totaling $21.4 million and $11.5 million for the years ended December 31, 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2001 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period. Although 2003 has seen improvement in warranty costs, there are no assurances that the conditions that have resulted in the Company's losses in 2002 and 2001 will not continue through 2003 and beyond.


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

NOTE 5 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15,000,000 with UPS Capital Corporation ("UPSC"). This credit facility expires August 2005. As of June 30, 2003, $5,310,000 of a possible $7,000,000 of the line-of-credit was reserved for a letter of credit issued to serve as security for NRV's self-insured workers' compensation program, as required by the State of California. The Company has reserved an additional $326,000 from the line-of-credit for another contingent liability. The remaining $9,364,000 was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit and freeing up $5,310,000 of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At June 30, 2003, the full $9,364,000 was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility from $15,000,000 to $20,000,000 for a 120-day period, ending June 6, 2003. This loan modification has now expired.


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

All amounts in thousands except per share amounts

                                   Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                   --------------------------------------
                                    2003      2002        2003        2002
                                    ----      ----        ----        ----
Net loss - as reported.......    $ (3,402)  $ (1,396)  $ (8,128)   $ (4,711)
 Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effect..................    $    (83)  $   (238)  $   (190)   $   (592)
                                 --------   --------   --------    --------
             Pro forma.......    $ (3,485)  $ (1,634)  $ (8,318)   $ (5,303)
                                 ========   ========   ========    ========
Basic loss per share - as
reported.....................    $  (0.35)  $  (0.14)  $  (0.83)   $  (0.48)
 Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effect..................    $  (0.01)  $  (0.02)  $  (0.02)    $ (0.06)
                                 --------   --------   --------   ---------
             Pro forma.......    $  (0.35)  $  (0.17)  $  (0.85)   $  (0.54)
                                 ========   ========   ========    ========
Diluted loss per share - as
reported.....................    $  (0.35)  $  (0.14)  $  (0.83)   $  (0.48)
 Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effect..................    $  (0.01)  $  (0.02)  $  (0.02)    $ (0.06)
                                 --------   --------   --------   ---------
             Pro forma.......    $  (0.35)  $  (0.17)  $  (0.85)   $  (0.54)
                                 ========   ========   ========    ========

NOTE 7 - LOSS PER SHARE

     Basic earnings per share are based upon the weighted average number of common shares outstanding during a period. Diluted earnings per share are based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to common stock. The difference in the shares used to determine basic and diluted EPS is as follows:

Amounts are in thousands
                                   Three Months                Six Months
                                  Ended June 30,              Ended June 30,
                                  ------------------------------------------
                                   2003      2002          2003       2002
                                   ----      ----          ----       ----
Shares used for basic...........  9,832      9,776         9,832      9,747
Dilutive effect:
  Stock options.................     -          -             -          -
  Warrants......................     -          -             -          -
                                  -----      -----         -----      -----
Shares used for diluted.........  9,832      9,776         9,832      9,747
                                  =====      =====         =====      =====
Shares excluded from
EPS calculation.................     66        773           147        615

NOTE 8 - COMMITMENTS AND GUARANTEES

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

Amounts are in thousands
Three Months Ended June 30, 2003 and 2002
                               Beginning
                               Balance as of                            Ending
                               March 31, 2003   Additions   Deductions  Balance
                           ----------------------------------------------------
Warranty Reserve June 30, 2003   $11,570         $1,267       $1,847    $10,990

                               Beginning
                               Balance as of                            Ending
                               March 31, 2002   Additions   Deductions  Balance
                           ----------------------------------------------------
Warranty Reserve June 30, 2002   $12,411         $1,524       $631      $13,304

Six Months Ended June 30, 2003 and 2002
                               Beginning
                               Balance as of                            Ending
                             December 31, 2002  Additions   Deductions  Balance
                             --------------------------------------------------
Warranty Reserve June 30, 2003   $11,840         $2,611      $3,461     $10,990

                               Beginning
                               Balance as of                            Ending
                             December 31, 2002  Additions   Deductions  Balance
                             --------------------------------------------------
Warranty Reserve June 30, 2002   $13,016         $2,189      $1,901     $13,304


NOTE 9 - INVENTORIES

 Inventories consist of the following (in thousands):

                                             June 30,              Dec. 31,
                                               2003                  2002
                                             --------              --------
              Finished goods..........       $ 14,996              $ 20,671
              Work-in-process.........         23,979                25,391
              Raw materials...........         17,714                16,309
              Chassis.................          6,387                10,161
                                             --------              --------
                                             $ 63,076              $ 72,532
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

Liquidity and Capital Resources

     At June 30, 2003, the Company had working capital of $45.8 million compared to $55.8 million at December 31, 2002.

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. During the first six months of 2003, the Company provided cash from operations of $9.0 million, compared to $2.4 million of cash provided from operations during the first six months of 2002. This increase was due primarily to a $9.5 million decrease in inventories, a $7.0 million receipt of income taxes receivable, and an increase of $5.8 million in accounts payable, partially offset by an increase of $1.2 million in trade receivables, a $4.5 million increase in deferred taxes and an $8.1 million net loss that includes $2.0 million of depreciation. The increase in accounts payable is primarily attributable to an increase in purchases for the new 2004 model year change over. The decrease in inventories reflects the Company's continuing efforts to manage working capital.

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

     The Company has an asset-based revolving credit facility of $15,000,000 with UPS Capital Corporation ("UPSC"). This credit facility expires August, 2005. As of June 30, 2003, $5,310,000 of a possible $7,000,000 of the line-of-credit was reserved for a letter of credit issued to serve as security for NRV's self-insured workers' compensation program, as required by the State of California. The Company has reserved an additional $326,000 from the line-of-credit for another contingent liability. The remaining $9,364,000 was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security for its NRV self insured workers' compensation program starting July 2003. This allowed for the removal of the letter-of-credit and freeing up $5,310,000 of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At June 30, 2003, the full $9,364,000 was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC. On February 6, 2003, the Company and UPSC entered into a loan modification agreement, increasing the credit facility from $15,000,000 to $20,000,000 for a 120-day period, ending June 6, 2003. This loan modification has now expired.

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

     The Company has funded its financial needs primarily through operations and its existing line of credit. At June 30, 2003, the Company had cash and cash equivalents of $3.6 million and working capital of $45.8 million. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

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


Results of Operations

As a percentage of net sales

                                         Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------
                                          2003     2002         2003     2002
                                          ----     ----         ----     ----
                                       (Restated) (Restated)

Net sales............................... 100.0 %  100.0 %      100.0 %   100.0 %
Cost of goods sold...................... 100.6     95.6        101.7      97.8
                                         -----    -----        -----     -----
  Gross (loss) profit................... (0.6)      4.4         (1.7)      2.2
                                         -----    -----        -----     -----
Selling expenses........................  4.0       3.9          4.0       4.1
General and administrative expenses.....  2.7       3.0          2.7       2.7
                                         -----    -----        -----     -----
  Operating loss........................  (7.3)    (2.5)        (8.4)     (4.7)
Interest expense and other income, net..   0.1      0.0          0.1      (0.2)
                                         -----    -----        -----     -----
  Loss before income taxes..............  (7.4)    (2.5)        (8.5)     (4.5)
Benefit for income taxes................  (2.7)    (0.9)        (3.2)     (1.7)
                                         -----    -----        -----     -----
  Net loss..............................  (4.6)%   (1.6)%       (5.4)%    (2.8)%
                                         =====    =====        =====     =====


Amounts are in thousands, except percentages

Net sales
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003            2002      2003           2002
                               ----            ----      ----           ----
Net sales...................  $73,471 (16.0)% $87,466  $151,572 (9.1)% $166,787
as a percent of net sales...   100.0%          100.0%   100.0%          100.0%

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

Cost of goods sold
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Cost of goods sold..........   73,907 (11.6)% 83,603  154,094 (5.6)%  163,177
as a percent of net sales...   100.6%          95.6%   101.7%           97.8%


     Cost of goods sold for the quarter ended June 30, 2003 decreased by $9.7 million or 11.6% from the comparable period last year. The decrease in cost of goods sold was primarily due to a decrease in sales, and a reduction in warranty costs, offset by an increase in the workers' compensation expense at the Perris, CA location, production inefficiencies at the Junction City, OR location due to the introduction of the new Inspire and the 2004 model year change over. These are the primary factors that led to a -0.6% gross margin for the second quarter 2003 compared to a 4.4% gross margin for the same period last year. Cost of goods sold for the first six months of 2003 decreased $9.1 million or 5.6% compared to the same period last year. The decrease is mainly attributable to a decrease in sales, partially offset by workers' compensation expense increases and production inefficiencies during the first six months of 2003.

Selling expenses
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Selling expenses............   2,952  (13.1)% 3,398     6,085 (10.9)% 6,827
as a percent of net sales...    4.0%           3.9%      4.0%          4.1%


     Selling expenses totaled $3.0 million or 4.0% of net sales for the second quarter 2003 compared to $3.4 million or 3.9% of net sales for the same quarter last year. Additionally, for the six months ended June 30, 2003 selling expenses, as a percentage of net sales for the six months ended June 30, remained flat at 4.0% compared to 4.1% for the same period last year.

General and administrative expenses
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
General and administrative
 expenses...................   1,958  (26.4)% 2,662     4,077 (10.8)%  4,570
as a percent of net sales...    2.7%           3.0%      2.7%           2.7%

     General and administrative expenses totaling $2.0 million for the quarter ended June 30, 2003 decreased $0.7 million or 26.4% from the same period last year. As a percentage of net sales, general and administrative expenses decreased to 2.7% from 3.0% for the same period last year. The second quarter 2002 reflected the impact of an employment related legal settlement reached in that quarter. Additionally, for the six months ended June 30, 2003 general and administrative expenses, as a percentage of net remained flat at 2.7% compared to 2.7% for the same period last year.

Interest expense and other income, net
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Interest expense and other
income, net.................    55  (1,475.0)% (4)       219 (179.0)%  (309)
as a percent of net sales...    0.1%           0.0%      0.1%          (0.2)%


     Net interest expense and other income for the three months ended June 30 2003 and 2002 was $0.06 million and $(0.004) million and as a percentage of net sales was 0.1% and 0.0%, respectively. Additionally, for the six months ended June 30 these amounts are $0.2 million and $(0.3) million and as a percentage of net sales increased to 0.1% from (0.2)%. The $0.2 million represents the interest expense from the credit facility and the $(0.3) million gain is a result of the sale of the Company's airplane in the second quarter of 2002.

Benefit for income taxes
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Benefit for income taxes....  (1,999)  150.8% (797)    (4,775) 72.6%  (2,767)
as a percent of net sales...   (2.7)%         (0.9)%    (3.2)%         (1.7)%



     The benefit for income taxes for the three and six months ended June 30, 2003 and 2002 was $2.0 million and $4.8 million, respectively. The effective tax rate for the six months ended June 30, 2003 and 2002 was 37.0%.

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

     There were no significant changes in the Company's internal controls over financial reporting during the three months ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      As disclosed in the Company's press release dated February 17, 2004 announcing financial results for the fourth quarter and year ended December 31, 2003 and furnished in the Company's Form 8-K of the same date, the Company announced that it restated its financial statements for the first three quarters of 2003. No other prior periods were affected. The restatement resulted from an analysis of the book-to-physical adjustment which led management to conclude that the NRV division excluded certain required costs. Based on the aforementioned analysis, the Company has determined that costs of goods sold, gross loss, tax benefit, net loss, and inventory, as previously reported in the June 30, 2003 10-Q, required restatement. The Company believes that a material weakness existed with respect to their standard inventory cost procedures, which was not identified until the fourth quarter of 2003. As a result, the Company has implemented a number of policies and procedures to strengthen controls surrounding the standard costing system procedures and perpetual inventory system, and include among other things, a physical count of the inventory each quarter. Other than with respect to such matter, there have been no other significant changes in the Company's internal controls over financial reporting as of the date this Form 10- Q/A was being prepared that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                    NATIONAL R.V. HOLDINGS, INC.
                                            (Registrant)
                                    -----------------------------
Date: May 10, 2004                  Mark D. Andersen
                                    Chief Financial Officer
                                    (Principal Accounting and
                                     Financial Officer)