Form 10-Q/A
period 2003-09-30
NATIONAL RV HOLDINGS INC
filed 2004-05-11
CIK 910655

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

                                   YES X NO __



Indicate by check mark whether the registrant is an accelerated filer.

                                   YES__ NO_X_



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at September 30, 2003
Common stock, par value                                   9,986,828
$.01 per share

                                EXPLANATORY NOTE

RESTATEMENT OF PRIOR FINANCIAL INFORMATION


     As described in the Form 8-K filed by National R.V. Holdings, Inc. (the "Company") with the Securities and Exchange Commission on February 17, 2004, the Company, as part of its fourth quarter 2003 press release, announced that the financial statements for the first three quarters of 2003 were to be restated to record recently uncovered inventory losses in the proper periods. As part of the year-end closing procedures, the Company counts the amount of inventory on hand and adjusts the books and records for any differences. As a result of the inventory count of raw materials as of December 31, 2003 the Company recorded an inventory adjustment totaling $2.7 million. Based on the Company's analysis, these adjustments were primarily attributable to the exclusion of certain inventory items and costs from the standard costs used throughout the year at the NRV division to record inventory usage. As a result, the Company has determined that costs of goods sold, gross loss, income tax benefit, net loss, and inventory, as previously reported in the September 30, 2003 10-Q, needed to be restated. The restated costs of goods sold for the quarter ended September 30, 2003 increased by $0.6 million, and income tax benefit, and net loss increased by $0.2 million and $0.4 million, respectively and gross profit and inventory decreased by $0.6 million and $2.7 million, respectively. As a result, loss per share for the three months ended September 30, 2003 increased by $0.04 to $0.07 per share.

     This Form 10-Q/A only reflects the effects of the restatement and does not otherwise reflect events occurring after the filing of the original Quarterly Report on Form 10-Q or otherwise modify or update those disclosures.

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                            PAGE
                             PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets -
         September 30, 2003 (Restated) and December 31, 2002              4

         Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 2003 (Restated)
         and 2002                                                         5

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2003 (Restated) and 2002         6

         Notes to Consolidated Financial Statements                     7 - 12

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                 13 - 19

Item 4.  Controls and Procedures                                         20


                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                 21

        Signature                                                        22

     This form 10-Q/A amends only those items identified in the Index, and no other information included in the Company's Quarterly Report on Form 10-Q is amended hereby.

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                September 30,       December 31,
                                                    2003               2002
                                                    ----               ----
                                                (Restated and
                                                  Unaudited)


                  ASSETS
Current assets:
  Cash and cash equivalents...................... $     11           $     14
  Trade receivables, less allowance for doubtful
  accounts ($308 and $276, respectively).........   21,404              9,829
  Inventories....................................   61,206             72,532
  Deferred income taxes..........................    7,141              6,005
  Income taxes receivable........................       -               7,015
  Prepaid expenses...............................    1,506              2,134
                                                  --------           --------
    Total current assets.........................   91,268             97,529
Property, plant and equipment, net...............   41,461             43,230
Long-term deferred income taxes..................    4,107                367
Other............................................    1,190              1,013
                                                  --------           --------
                                                  $138,026           $142,139
                                                  ========           ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit................................. $  3,216           $  4,943
  Book overdraft.................................    1,442                943
  Current portion of long-term debt..............       22                 22
  Accounts payable...............................   19,739             13,483
  Accrued expenses...............................   20,496             22,291
                                                  --------           --------
    Total current liabilities....................   44,915             41,682
Deferred income taxes............................    7,242              6,273
Long-term debt...................................        2                 19
                                                  --------           --------
    Total liabilities............................   52,159             47,974
                                                  --------           --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock - $0.01 par value; 5,000 shares
  authorized, 4,000 issued and outstanding.......       -                  -
  Common stock - $0.01 par value; 25,000,000 shares
  authorized, 9,986,828 and 9,832,161 issued and
  outstanding, respectively......................      100                 98
Additional paid-in capital.......................   34,817             34,302
Retained earnings................................   50,950             59,765
                                                  --------           --------
    Total stockholders' equity...................   85,867             94,165
                                                  --------           --------
                                                  $138,026           $142,139
                                                  ========           ========



                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                       2003      2002       2003       2002
                                       ----      ----       ----       ----
                                    (Restated) (Restated)

Net sales............................$ 91,314  $ 72,417  $ 242,886   $ 239,204
Cost of goods sold...................  87,537    72,461    241,631     235,639
                                     --------  --------  ---------   ---------
    Gross profit (loss)..............   3,777       (44)     1,255       3,565
Selling expenses.....................   3,101     4,126      9,186      10,953
General and administrative expenses..   1,683     1,673      5,760       6,242
Impairment of goodwill...............      -      6,126         -        6,126
                                     --------  --------  ---------   ---------
    Operating loss...................  (1,007)  (11,969)   (13,691)    (19,756)
Interest expense.....................      85        51        309         142
Other income.........................      (2)      (45)        (6)       (444)
                                     --------  --------  ---------   ---------
    Loss before income taxes.........  (1,090)  (11,975)   (13,994)    (19,454)
Benefit for income taxes.............    (403)   (2,164)    (5,178)     (4,931)
                                     --------  --------  ---------   ---------
    Net loss.........................$   (687) $ (9,811) $  (8,816)  $ (14,523)
                                     ========  ========  =========   =========
Loss per common share:
    Basic............................$  (0.07) $  (1.00) $   (0.90)   $  (1.49)
    Diluted..........................$  (0.07) $  (1.00) $   (0.90)   $  (1.49)

Weighted average number of shares:
    Basic............................   9,835     9,825     9,833       9,774
    Diluted..........................   9,835     9,825     9,833       9,774




                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months
                                                       Ended September 30,
                                                     2003              2002
                                                     ----              ----
                                                  (Restated)
Cash flows from operating activities:
  Net loss..................................     $  (8,816)       $  (14,523)
  Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation.............................         2,959             2,847
   Impairment of goodwill...................            -              6,126
   Loss (gain) on asset disposal............             3              (359)
   Changes in assets and liabilities:
    (Increase) decrease in trade receivables.      (11,575)            2,525
    Decrease in inventories.................        11,326             8,008
    Decrease in income taxes receivable.....         7,015             1,990
    Decrease (increase) in prepaid expenses.           628            (1,445)
    Increase (decrease) in accounts payable.         6,256           (10,044)
    (Decrease) increase in accrued expenses.          (826)            2,861
    Increase in deferred income taxes.......        (4,876)             (459)
                                                 ---------        ----------
   Net cash provided by (used in)
   operating activities......................        2,094            (2,473)
                                                 ---------        ----------
Cash flows from investing activities:
  (Increase) decrease in other assets.......          (177)              216
  Proceeds from sale of assets..............             3             2,424
  Purchase of property, plant and equipment.        (1,196)           (4,069)
                                                 ---------        ----------
   Net cash used in investing activities....        (1,370)           (1,429)
                                                 ---------        ----------
Cash flows from financing activities:
  Net advance on line of credit.............        (1,727)            1,114
  Increase in book overdraft................           499             3,569
  Principal payments on long-term debt......           (17)              (16)
  Proceed from issuance of common stock.....           518             1,170
                                                 ---------        ----------
   Net cash (used in) provided by financing
   activities...............................          (727)            5,837
                                                 ---------        ----------
Net (decrease) increase in cash.............            (3)            1,935
Cash, beginning of period...................            14                22
                                                 ---------        ----------
Cash, end of period.........................     $      11        $    1,957
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


NOTE 2 -  RESTATEMENT OF FINANCIAL STATEMENTS

     As part of the year-end closing procedures, the Company counts the amount of inventory on hand and adjusts the books and records for any differences. As a result of the inventory count of raw materials as of December 31, 2003, the Company recorded an inventory adjustment totaling $2.7 million. Based on the Company's analysis, these adjustments were primarily attributable to the exclusion of certain inventory items and costs from the standard costs used throughout the year at the NRV division to record inventory usage. As a result, the Company has determined that costs of goods sold, gross loss, net loss and inventory, as previously reported in the September 30, 2003, 10-Q, need to be restated. The restated costs of goods sold for the quarter ended September 30, 2003 increased by $0.6 million, and income tax benefit and net loss increased by $0.2 million, and $0.4 million, respectively and gross profit and inventory decreased by $0.6 million and $2.7 million, respectively. As a result, loss per share for the three months ended September 30, 2003, increased by $0.04 to $0.07 per share.

     The balance sheet and statement of operations have been restated as follows:

Balance Sheet

                                                    Sept. 30, 2003 As reported
                                           Restated
                                           -----------         --------
   Inventories.......................      $  63,910          $  61,206
   Current deferred income taxes.....          6,152              7,141
   Retained earnings.................         52,665             50,950

Statements of Operations

                                       Three Months Ended  Nine Months Ended
                                        Sept. 30, 2003       Sept. 30, 2003
                                   As reported Restated  As reported  Restated
                                   ----------- --------  -----------  --------

 Net sales......................... $ 91,314  $ 91,314    $242,886    $242,886
 Cost of goods sold................   86,942    87,537     238,927     241,631
 Gross profit......................    4,372     3,777       3,959       1,255
 Operating loss....................     (412)   (1,007)    (10,987)    (13,691)
 Loss before income taxes..........     (495)   (1,090)    (11,290)    (13,994)
 Benefit for income taxes..........     (191)     (403)     (4,189)     (5,178)
 Net loss..........................     (304)     (687)     (7,101)     (8,816)
 Loss per common share - basic..... $  (0.03) $  (0.07)   $  (0.72)   $  (0.90)
 Loss per common share - diluted... $  (0.03) $  (0.07)   $  (0.72)   $  (0.90)
 Weighted average number of shares:
   Basic...........................    9,835     9,835       9,833       9,833
   Diluted.........................    9,835     9,835       9,833       9,833


NOTE 3 - CONTINUATION OF LOSSES

     The Company experienced a net loss in the third quarter of 2003 totaling $0.7 million and an $8.8 million net loss for the nine months ended September 30, 2003. The Company had net losses totaling $21.4 million and $11.5 million for the years ended December 31, 2002 and 2001, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2002 and 2001 were mainly caused by (i) the recognition of the complete impairment of the Company's goodwill in 2002, (ii) continued significant discounting to wholesale distributors, (iii) continued high warranty costs, (iv) excess manufacturing capacity and related fixed costs caused by continued low volumes, and (v) a workers' compensation reserve increase in 2002. These factors were exacerbated by weaker general economic conditions and declining consumer confidence during the period.

     As of September 30, 2003, the Company has recorded a deferred tax asset of $11.2 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 4 - Supplemental Balance Sheet Information

Inventories consist of the following (in thousands):

                                             Sept. 30, Dec. 31, 2003 2002
                                             --------              --------
              Finished goods..........       $ 12,910              $ 20,671
              Work-in-process.........         22,972                25,391
              Raw materials...........         18,733                16,309
              Chassis.................          6,591                10,161
                                             --------              --------
                                             $ 61,206              $ 72,532
                                             ========              ========


Accrued expenses consist of the following (in thousands):

                                                  Sept. 30, Dec.31, 2003 2002
                                                 --------   --------
Workers' compensation self-insurance reserve..   $ 10,213    $ 7,794
Warranty reserve..............................      9,721     11,840
Payroll and other accrued expenses............      7,804      8,930
                                                 --------    -------
                                                 $ 27,738    $28,564
                                                 ========    =======

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 6 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation ("UPSC"). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for a contingent liability. The remaining $14.7 million was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security, in the form of state workers' compensation fund insurance, for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freeing up $5.3 million of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2003, $11.5 million was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.

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

     No compensation cost has been recognized for these fixed options in the financial statements. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

All amounts in thousands except per share amounts
                                   Three Months             Nine Months
                                   Ended Sept. 30,          Ended Sept. 30,
                                   --------------------------------------
                                    2003      2002        2003        2002
                                    ----      ----        ----        ----
Net loss - as reported.......    $   (687)  $ (9,811)  $ (8,816)   $(14,523)
 Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effect..................    $     63   $    120   $    250   $     712
                                 --------   --------   --------   ---------
            Pro forma........    $   (750)  $ (9,931)  $ (9,066)   $(15,235)
                                 ========   ========   ========   =========
Basic loss per share - as
reported.....................    $  (0.07)  $  (1.00)  $  (0.90)   $  (1.49)
 Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effect..................    $   0.01   $   0.01   $   0.03    $   0.07
                                 --------   --------   --------   ---------
            Pro forma........    $  (0.08)  $  (1.01)  $  (0.92)   $  (1.56)
                                 ========   ========   ========   =========
Diluted loss per share - as
reported.....................    $  (0.07)  $  (1.00)  $  (0.90)   $  (1.49)
 Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effect..................    $   0.01   $   0.01   $   0.03    $   0.07
                                 --------   --------   --------   ---------
            Pro forma........    $  (0.08)  $  (1.01)  $  (0.92)   $  (1.56)
                                 ========   ========   ========   =========

     The weighted average fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001 and 2000, respectively. There were two grants of 5 year and 10 year vesting in both 2001 and 2000 and the assumptions for those plans are as follows: For the 5 year plan in 2001 the volatility is 45.4%, the expected term of the grant is 4.3 years, and the risk-free interest rate is 4.4%. The 2001 10 year vesting assumptions are: The volatility is 45.4%, the expected term is 4.5 years and the risk free rate is 4.4%. The assumptions for the 5-year plan in 2000 are: volatility is 46.4%, the expected term is 4.3 years, and the risk-free rate is 6.12%. The assumptions for the 10-year plan in 2001 are: volatility is 46.4%, expected term is 4.5 years and the risk-free rate is 6.12%.

NOTE 8 - LOSS PER SHARE

     Basic loss per share is based upon the weighted average number of common shares outstanding during a period. Diluted loss per share is based upon the weighted average number of common shares plus the incremental dilutive effect of the securities convertible to common stock. The difference in the shares used to determine basic and diluted EPS is as follows:

In thousands, except share amounts

                                          Three Months       Nine Months
                                         Ended Sept. 30,    Ended Sept. 30,
                                          2003      2002      2003        2002
                                          ----      ----      ----        ----
Net loss............................   $  (687)  $ (9,811) $ (8,816)  $ (14,523)
Basic weighted average common
shares outstanding..................     9,835      9,825     9,833       9,774
Effect of dilutive stock options....        -          -         -           -
                                       -------   --------  --------   ---------
Diluted weighted average common
shares outstanding..................     9,835      9,825     9,833       9,774
                                       =======   ========  ========   =========
Basic loss per share................   $ (0.07)  $  (1.00) $  (0.90)  $   (1.49)
                                       =======   ========  ========   =========
Diluted loss per share..............   $ (0.07)  $  (1.00) $  (0.90)  $   (1.49)
                                       =======   ========  ========   =========
Outstanding options excluded as
impact would be anti-dilutive.......       132        191       471       1,229


NOTE 9 - COMMITMENTS AND GUARANTEES

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

Amounts are in thousands
Nine Months Ended September 30, 2003
                               Beginning
                               Balance as of                            Ending
                               Dec. 31, 2002   Additions   Deductions  Balance
                               -------------------------------------------------
Warranty Reserve Sept. 30, 2003   $11,840       $3,700       $5,819    $ 9,721

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

     Deferred Tax Asset. As of September 30, 2003, the Company has recorded a deferred tax asset of $11.2 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

     At September 30, 2003, the Company had working capital of $46.4 million compared to $55.8 million at December 31, 2002.

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. During the first nine months of 2003, the Company provided cash from operations of $2.6 million, compared to $1.1 million of cash provided from operations during the first nine months of 2002. This increase was due primarily to an $11.3 million decrease in inventories, a $7.0 million receipt of income taxes receivable, and an increase of $6.3 million in accounts payable, partially offset by an increase of $11.6 million in trade receivables, a $4.9 million increase in deferred taxes and an $8.8 million net loss that includes $3.0 million of depreciation. The increase in accounts payable is primarily attributable to an increase in purchases due to increased production during the quarter. The decrease in inventories reflects the Company's continuing efforts to manage working capital.

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

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation ("UPSC"). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for a contingent liability. The remaining $14.7 million was available for general corporate and working capital needs and capital expenditures. The Company was able to provide alternative security, in the form of state workers' compensation fund insurance, for its NRV self-insured workers' compensation program starting in July 2003. This allowed for the removal of the letter-of-credit that secured the self-insured workers' compensation program and freeing up $5.3 million of the line-of-credit. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2003, $11.5 million was available for use under this facility and the Company was not in default with any covenants of its loan agreement with UPSC.

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

     The Company has funded its financial needs primarily through operations and its existing line of credit. At September 30, 2003, the Company had cash and cash equivalents of $11,000, working capital of $46.4 million, and $11.5 million available under the credit facility. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     Management intends to continue a variety of initiatives to improve its working capital position, including i) head count rebalancing to sustainable production levels, ii) an engineering review of material components for the removal of non-value added items to reduce both material costs and assembly steps, iii) continued focus on improving quality through comprehensive inspections and timely reporting of failures, iv) manufacturing efficiency improvements through longer lead times for production increases allowing better training of new hires to the direct work force, v) non-producing asset dispositions, vi) continued reduction in all categories of inventory, vii) pursuing the reduction of workers' compensation claims at NRV through the implementation of the "Dupont" system, staggering of model year changes to facilitate more effective introductions of product changes to manufacturing and
viii) continuing to seek improved manufacturing methods. The Company's success in the execution of these initiatives may have a significant impact on the Company's liquidity during the next 12 months.

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

Results of Operations

As a percentage of net sales
                                         Three Months           Nine Months
                                         Ended Sept. 30,        Ended Sept. 30,
                                         --------------        --------------
                                          2003     2002         2003     2002
                                          ----     ----         ----     ----
                                       (Restated) (Restated)

Net sales............................... 100.0 %  100.0 %      100.0 %   100.0 %
Cost of goods sold......................  95.9    100.1         99.5      98.5
                                         -----    -----        -----     -----
  Gross profit (loss)...................   4.1     (0.1)         0.5       1.5
                                         -----    -----        -----     -----
Selling expenses........................   3.4      5.7          3.8       4.6
General and administrative expenses.....   1.8      2.2          2.3       2.6
Impairment of goodwill..................   0.0      8.5          0.0       2.6
                                         -----    -----        -----     -----
  Operating loss........................  (1.1)   (16.5)        (5.6)     (8.3)
Interest expense........................   0.1      0.1          0.1       0.1
Other income............................   0.0     (0.1)         0.0      (0.2)
                                         -----    -----        -----     -----
  Loss before income taxes..............  (1.2)   (16.5)        (5.7)     (8.2)
Benefit for income taxes................  (0.4)    (3.0)        (2.1)     (2.1)
                                         -----    -----        -----     -----
  Net loss..............................  (0.8)%  (13.5)%       (3.6)%    (6.1)%
                                         =====    =====        =====     =====

Amounts are in thousands, except percentages
Net sales
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
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

     Revenues in the quarter for the National RV division were $48.1 million, up 15% from $42.0 million last year. Revenues in the quarter for the Country Coach division were $42.0 million, up 34% from $31.3 million last year. National RV revenues for the nine months were $149.9 million, up 4% from $144.2 million last year. Country Coach revenues for the nine months were $91.2 million, down 2% from $93.4 million last year.

Gross profit margin
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Gross profit margin.........   4.1%   N/A    (0.1)%     0.5% (66.7)%   1.5%

     The primary factors that led to a 4.1% gross profit margin for the third quarter 2003 compared to a -0.1% gross margin for the same period last year, were higher production volumes, reduced warranty costs, and reduced discounting. Gross profit margin declined by 66.7% during the first nine months of 2003 compared to the same period last year. The primary reason for the decline in gross profit margin was an increase in workers' compensation costs.

Selling expenses
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Selling expenses............   3,101 (24.8)%  4,126    9,186  (16.1)%  10,953
as a percent of net sales...    3.4%           5.7%     3.8%             4.6%

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

General and administrative expenses
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
General and administrative
expenses....................   1,683   0.6%   1,673     5,760  (7.7)%  6,242
as a percent of net sales...    1.8%           2.3%      2.4%           2.6%

     General and administrative expenses totaling $1.7 million for the quarter ended September 30, 2003 was flat compared to the same period last year. As a percentage of net sales, general and administrative expenses decreased to 1.8% from 2.3% for the same period last year as a result of improved sales during 2003. Additionally, for the nine months ended September 30, 2003 general and administrative expenses declined by 7.7% compared to the same period last year, as a percentage of net sales decreased to 2.4% from 2.6% for the same period last year. The reduction in general and administrative expenses occurred primarily due to the reduction in expenses associated with the aircraft that was sold during 2002.

Impairment of goodwill
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Impairment of goodwill......     -  (100.0)%  6,126       -   (100.0)% 6,126
as a percent of net sales...    0.0%           8.5%      0.0%           2.6%


     The Company recognized the complete impairment of goodwill during the third quarter of 2002.

Interest expense
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Interest expense............    85   66.7%     51       309  117.6%     142
as a percent of net sales...   0.1%           0.1%      0.1%            0.1%

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

Other (income) expense
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Other (income) expense......   (2)  (95.5)%   (45)       (6)  (98.6)%  (444)

     Other income in 2003 is comprised of interest income earned on cash in the Company's general bank account. As a percentage of net sales the amount is not material. Other income during 2002 is primarily the result of the sale of the Company's airplane.

Benefit for income taxes
                                  Three Months             Nine Months
                                  Ended Sept 30,          Ended Sept 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2003           2002      2003           2002
                               ----           ----      ----           ----
Benefit for income taxes....   (403) (81.4)% (2,164)   (5,178)  5.0%  (4,931)
as a percent of net sales...   (0.4)%         (3.0)%    (2.1)%         (2.1)%


     The benefit for income taxes for the three and nine months ended September 30, 2003 was $0.4 million and $5.2, million, respectively. The benefit for income taxes on a percentage of sales basis for the three and nine months ended September 30, 2003 was (0.4)% and (2.1)%, respectively. Compared to the same periods last year the tax benefits were $2.2 million and $4.9 million, respectively. On a percentage of sales basis they were (3.0)% and (2.1)%, respectively. The effective tax rate for the nine months ended September 30, 2003 was 37.0% and 25.3% for the same period last year. The lower effective tax rate in 2002 is due to the impairment of goodwill.

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

     There were no significant changes in the Company's internal controls over financial reporting during the three months ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     As disclosed in the Company's press release dated February 17, 2004 announcing financial results for the fourth quarter and year ended December 31, 2003 and furnished in the Company's Form 8-K of the same date, the Company announced that it restated its financial statements for the first three quarters of 2003. No other prior periods were affected. The restatement resulted from an analysis of the book-to-physical adjustment which led management to conclude that the NRV division excluded certain required costs. Based on the aforementioned analysis, the Company has determined that costs of goods sold, gross loss, tax benefit, net loss, and inventory, as previously reported in the September 30, 2003 10-Q, required restatement. The Company believes that a material weakness existed with respect to their standard inventory cost procedures, which was not identified until the fourth quarter of 2003. As a result, the Company has implemented a number of policies and procedures to strengthen controls surrounding the standard costing system procedures and perpetual inventory system, and include among other things, a physical count of the inventory each quarter. Other than with respect to such matter, there have been no other significant changes in the Company's internal controls over financial reporting as of the date this Form 10- Q/A was being prepared that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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