Form 10-Q
period 2004-03-31
NATIONAL RV HOLDINGS INC
filed 2004-05-13
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                    YES NO X



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                                Outstanding at May 4, 2004
Common stock, par value                                       10,196,396
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                       PAGE
                               PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheets -
           March 31, 2004 and December 31, 2003                          3

           Consolidated Statements of Operations -
           Three Months Ended March 31, 2004 and 2003                    4

           Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 2004 and 2003                    5

           Notes to Consolidated Financial Statements                  6 - 10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              11 - 18

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    19

Item 4.    Controls and Procedures                                       20

                               PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                              21

           Signature                                                     22

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                       March 31,    December 31,
                                                         2004           2003
                                                         ----           ----
                                                      (Unaudited)

                             ASSETS
Current assets:
    Cash and cash equivalents...................    $    1,090      $   2,059
    Restricted cash.............................           250            250
    Receivables, less allowance for doubtful
     accounts ($89 and $132, respectively)......        24,886         20,978
    Inventories.................................        64,232         51,659
    Deferred income taxes.......................         7,955          7,955
    Prepaid expenses............................         2,005          1,658
                                                    ----------      ---------
      Total current assets......................       100,418         84,559
Property, plant and equipment, net..............        39,299         40,833
Long-term deferred income taxes.................         3,805          3,805
Other...........................................         1,157          1,252
                                                    ----------      ---------
                                                    $  144,679      $ 130,449
                                                    ==========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt...........           13              19
    Accounts payable............................       26,879          14,101
    Accrued expenses............................       21,540          20,770
                                                    ---------       ---------
      Total current liabilities.................       48,432          34,890
Long-term accrued expenses......................        7,588           7,569
                                                    ---------       ---------
Total liabilities...............................       56,020          42,459
                                                    ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
   authorized, 4,000 issued and outstanding.....            -               -
  Common Stock, $.01 par value, 25,000,000
   shares authorized, 10,190,230 and 10,190,230
   issued and outstanding, respectively.........          102             102
Additional paid-in capital......................       36,463          36,463
Retained earnings...............................       52,094          51,425
                                                    ---------       ---------
      Total stockholders' equity................       88,659          87,990
                                                    ---------       ---------
                                                    $ 144,679       $ 130,449
                                                    =========       =========

                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                       2004          2003
                                                   ----------    ----------
Net sales..............................            $  110,438    $   78,101
Cost of goods sold.....................               103,151        80,188
                                                   ----------    ----------
    Gross profit (loss)................                 7,287        (2,087)
                                                   ----------    ----------
Selling expenses.......................                 3,621         3,130
General and administrative expenses....                 2,587         2,120
                                                   ----------    ----------
    Operating income (loss)............                 1,079        (7,337)
Interest expense.......................                    62           167
Other income...........................                   (48)           (2)
                                                   ----------    ----------
    Income (loss) before income taxes..                 1,065        (7,502)
Provision (benefit) for income taxes...                   396        (2,776)
                                                   ----------    ----------
      Net income (loss)................            $      669    $   (4,726)
                                                   ==========    ==========
Earnings (loss) per common share:
      Basic............................            $     0.07    $    (0.48)
      Diluted..........................            $     0.06    $    (0.48)

Weighted average number of shares.
      Basic............................                10,190         9,832
      Diluted..........................                10,334         9,832


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months
                                                            Ended March 31,
                                                          2004         2003
                                                      ----------    ----------

Cash flows from operating activities:
  Net income (loss).............................      $     669    $  (4,726)
  Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation................................            989          982
    Gain on asset disposal......................            (46)           -
    Changes in assets and liabilities:
      Increase in trade receivables.............         (3,908)     (19,432)
      (Increase) decrease in inventories........        (12,573)       8,264
      Decrease in income taxes receivable.......              -       (2,449)
      (Increase) decrease in prepaid expenses...           (347)         741
      Increase in accounts payable..............         12,778       10,775
      Increase (decrease) in accrued expenses...            789         (204)
      Increase in deferred income taxes.........              -         (370)
                                                      ---------    ---------
     Net cash used in operating activities......         (1,649)      (6,419)
                                                      ---------    ---------
Cash flows from investing activities:
  Decrease in other assets......................             95          341
  Proceeds from sale of assets..................          1,932            -
  Purchase of property, plant and equipment.....         (1,341)        (479)
                                                      ---------    ---------
     Net cash provided by (used in) investing
      activities................................            686         (138)
                                                      ---------    ---------
Cash flows from financing activities:
  Net advances under line of credit.............              -        3,578
  Increase in book overdraft....................              -        2,980
  Principal payments on long-term debt..........             (6)          (5)
                                                      ---------    ---------
     Net cash (used in) provided by financing
      activities................................             (6)       6,553
                                                      ---------    ---------
Net decrease in cash............................           (969)          (4)
Cash, beginning of year.........................          2,059           14
                                                      ---------    ---------
Cash, end of period.............................      $   1,090    $      10
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


NOTE 2 - HISTORY OF RECENT LOSSES

     The Company experienced a net profit in the first quarter of 2004 of $0.7 million compared to a net loss of $4.7 million during the same period last year. However, the Company had net losses totaling $8.3 million and $21.4 million for the years ended December 31, 2003 and 2002, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. If the Company suffers additional losses, the Company may be unable to implement its business and financial strategies or meet its obligations when due. The Company's losses in 2003 and 2002 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company's goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers' compensation reserve increase in 2002 and continued high workers' compensation costs in 2003. In spite of a profitable first quarter in 2004 and a profitable fourth quarter in 2003, there are no assurances that the conditions that have resulted in the Company's losses in 2003 and 2002 will not continue through 2004 and beyond.

     As of March 31, 2004, the Company had a deferred tax asset of $11.8 million related to the tax benefit of operating loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 3 - STOCK BASED COMPENSATION

     The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options.

     The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were 236,500 options granted in the first quarter of 2004 and there were no options granted during 2003.

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148), which amends SFAS Statement 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation:

All amounts in thousands except per share amounts
                                                       Three Months
                                                      Ended March 31,
                                                    2004           2003
                                                    ----           ----
Net income (loss) - as reported.................  $    669       $  (4,726)
Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related
 tax effects....................................       122             108
                                                  --------       ---------
Pro forma net income (loss).....................  $    547       $  (4,834)
                                                  ========       =========
Basic earnings (loss) per share - as reported...  $   0.07       $   (0.48)
Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related
 tax effects....................................      0.02            0.01
                                                  --------       ---------
Basic earnings (loss) per share - pro forma.....  $   0.05       $   (0.49)
                                                  ========       =========

Diluted earnings (loss) per share - as reported.. $   0.06       $   (0.48)
Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related
 tax effects.....................................     0.01            0.01
                                                  --------       ---------
Diluted earnings (loss) per share - pro forma.... $   0.05       $   (0.49)
                                                  ========       =========

     The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options and the assumptions used to calculate weighted-average fair value are listed below for new grants during the quarter ended March 31, 2004. There were no new stock option grants during the quarter ended March 31, 2003.

                                Quarter Ended
                                March 31, 2004
                                --------------
Dividend yield.............           0.0%
Expected volitality........         279.0%
Risk-free interest rate....          2.74%
Expected lives.............        4 years


NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following:

                                                  March 31,       December 31,
                                                     2004             2003
                                                  --------          --------
                    Finished goods........         $ 8,654          $  8,957
                    Work-in-process.......          31,068            22,142
                    Raw materials.........          16,487            13,902
                    Chassis...............           8,023             6,658
                                                  --------          --------
                    Total inventories.....        $ 64,232          $ 51,659
                                                  ========          ========

Accrued expenses consist of the following:

                                                    March 31,     December 31,
  Current accrued expenses:                           2004            2003
                                                   -----------    ------------
 Workers' compensation self-insurance reserve...   $  3,034        $  3,561
 Warranty reserve...............................      8,363           8,312
 Payroll and other accrued expenses.............     10,143           8,897
                                                   -----------     -----------
   Total current accrued expenses...............   $ 21,540        $ 20,770
                                                   ===========     ===========
 Long-term accrued expenses:

 Workers' compensation self-insurance reserve...   $  6,534        $  6,499
 Warranty reserve...............................        332             348
 Deferred compensation expense..................        722             722
                                                   -----------     -----------
   Total long-term accrued expenses.............   $  7,588        $  7,569
                                                   ===========     ===========

NOTE 5 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At March 31, 2004, the Company had no outstanding loans under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

NOTE 6 - EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.

                                                      Three Months
                                                     Ended March 31,
                                                   2004          2003
                                                   ----          ----
Net income (loss)......................         $      669    $   (4,726)
                                                ==========    ==========
Basic weighted average common shares
 outstanding...........................             10,190         9,832
Effect of dilutive stock options.......                144             -
                                                ----------    ----------
Diluted weighted average common shares
 outstanding...........................             10,334         9,832
                                                ==========    ==========
Basic earnings (loss) per share........         $     0.07    $    (0.48)
                                                ==========    ==========
Diluted earnings (loss) per share......         $     0.06    $    (0.48)
                                                ==========    ==========


     Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares as of March 31, 2004 and March 31, 2003. For the quarters ended March 31, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 265,300 shares and 1,572,583 shares, respectively.


NOTE 7 - COMMITMENTS AND GUARANTEES

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs in certain circumstances. Although the Company's maximum potential exposure under these agreements approximated $102 million at March 31, 2004, as with accounts receivable, the risk of loss was spread over numerous dealers and lenders and was further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Product Warranty
(in thousands)

Three Months Ended March 31, 2004

                                  Beginning                             Ending
                                   Balance    Additions    Deductions   Balance
                                  ---------   ---------    ----------   -------
Warranty reserve March 31,2004...  $ 8,660      $ 3,146      $ 3,111    $ 8,695
                                   =======      =======      =======    =======

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

Operating Performance

     Continual effort to improve the safety of the workforce and decrease its workers' compensation costs resulted in an approximate $0.8 million reduction in workers' compensation costs in the first quarter of 2004 compared to the first quarter of 2003. Continued reductions are part of the strategy throughout 2004 though workers' compensation costs continue to be a challenge in California. The Company has undertaken significant safety programs to address these costs and the Company is being more proactive in the handling of its claims. In addition to these measures which are helping considerably, the Company believes that the Company's workers' compensation costs should be further reduced by recent state reforms.

     Other factors leading to the improvement in gross profit margin percentage from last year's first quarter include higher production levels, reduced discounting, reduced warranty costs and production efficiencies, partially offset by various items including a change in product mix to include more products with lower margins. Both National RV and Country Coach have increased production during the quarter-ended March 31, 2004. As the Company experiences better capacity utilization, the Company should see additional improvement in gross margins throughout 2004.

     Improved turn-rates and a reduction in aged dealer lot inventories have played a key role in the overall performance improvement of the Company comparing the first quarter of 2004 to the same period last year. As new and revitalized products come on-line, the Company has seen a rise in wholesale deliveries and improvement in the Company's annual Class A retail market share, from 6.2% for the first three months of 2003 to 7.5% for the first three months of 2004. Stronger product offerings and the resulting increase in demand have significantly reduced the need to discount the Company's products.

Looking Forward

     Many of the same objectives the Company addressed last year remain in place for the current year. Aggressive product development, cost containment, and increased customer satisfaction are three of those objectives.

     In the first quarter of 2004, Country Coach debuted three of its new 2005 model year offerings, the Inspire and the completely redesigned Magna and custom Affinity. The remaining 2005 offerings for Country Coach and for National RV will be introduced during the summer.

     The Company is continually trying to contain its costs specifically in the warranty cost and workers' compensation cost areas. The Company continues to focus on improving the quality of its motorhomes resulting in decreased warranty costs. Also, the Company has instituted a number of safety programs which have already resulted in measurably reduced workers' compensation costs. The Company expects further progress in containing its costs as it continues to implement lean manufacturing concepts.

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

     The outlook for the industry as a whole continues to be strong. The Recreational Vehicle Industry Association's (RVIA) market expansion campaign, GO RVing, is fostering greater awareness and garnering media attention.

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

     Deferred Tax Asset.  As of March 31,  2004,  the Company had a deferred tax asset of $11.8 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. At March 31, 2004, the Company had working capital of $52.0 million compared to $49.7 million at December 31, 2003. This increase of $2.3 million was primarily due to a $12.6 million increase in inventory and a $3.9 million increase in accounts receivable, partially offset by a $12.8 million increase in accounts payable and a $1.0 million decrease in cash. Both the increase in accounts payable and the increase in inventory are due to the Company's purchasing and production increases to meet the market demand for its products. During the first three months of 2004, the Company used cash in its operations of $1.6 million, compared to $6.4 million of cash used in its operations during the first three months of 2003.

     Net cash provided by investing activities was $0.7 million for the three months ended March 31, 2004. This represents primarily the $1.9 million of proceeds from the sale of real property in Florida, partially offset by $1.3 million in purchases of property, plant and equipment, including another piece of real property in Florida.

     Net cash used in financing activities was $6,000 for the three months ended March 31, 2004. This represents principal payments on long-term debt.

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $8.3 million, $21.4 million and $11.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, the Company provided cash from operating activities totaling $7.2 million and used cash from operating activities of $4.4 million and $12.6 million for the years ended December 31, 2002 and 2001, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At March 31, 2004, the Company had cash and cash equivalents of $1.1 million (excluding restricted cash totaling $0.3 million dollars required to secure a letter-of-credit in connection with one of the Company's insurance policies), working capital of $52.0 million, and $14.7 million available under the credit facility. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At March 31, 2004, the Company had no outstanding advances under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

     Management is focused on continuing to improve liquidity through certain initiatives throughout 2004 including: i) further reduction of warranty costs,
ii) increased facility utilization and iii) a reduction of workers' compensation costs.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during the next 12 months, it would most likely address such requirement through a combination of sales of equity securities, sales of excess properties, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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


Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statements of Operations:

                                               Percentage of Net Sales
                                                 Three Months Ended
                                                      March 31,
                                                  2004       2003
                                               ---------   --------
      Net sales............................        100.0%     100.0%
      Cost of goods sold...................         93.4      102.7
                                               ---------   --------
        Gross profit (loss)................          6.6       (2.7)
      Selling expenses.....................          3.3        4.0
      General and administrative expenses..          2.3        2.7
                                               ---------   --------
        Operating income (loss)............          1.0       (9.4)
      Interest expense.....................          0.1        0.2
      Other income.........................         (0.1)      (0.0)
                                               ---------   --------
        Income (loss) before income taxes..          1.0       (9.6)
      Provision (benefit) for income taxes.          0.4       (3.5)
                                               ---------   --------
        Net income (loss)..................          0.6%      (6.1)%
                                               =========   ========

Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

(Amounts in tables are in thousands, except percentages)

          Net sales
                                             Three Months
                                            Ended March 31,
                                             Percent Change
                                       --------------------------
                                          2004             2003
                                          ----             ----
         Net sales..................   $110,438  41.4%   $ 78,101
         as a percent of net sales..     100.0%            100.0%


     Net sales of $110.4 million for the quarter ended March 31, 2004 represent an increase of $32.3 million or 41.4% from the same quarter last year. First quarter wholesale unit shipments of diesel motorhomes were 293, up 24% from 237 units during the same period last year. Quarterly shipments of gas motorhomes were 499, up 50% from 332 units during the same period last year. Quarterly shipments of towable products were 315, down 19% from 390 units last year.

     Revenues in the quarter for National RV were $63.3 million, up 19% from $53.4 million for the first quarter of last year. Revenues in the quarter for Country Coach were $46.7 million, up 85% from $25.2 million for the first quarter of last year. The increase in net sales is mainly attributable to the introduction of the Country Coach Inspire after the first quarter of 2003, the introduction of NRV's Tropi-Cal late in the first quarter of 2003, and an overall increase in the demand for the Company's other products.

          Gross profit margin
                                             Three Months
                                            Ended March 31,
                                             Percent Change
                                       --------------------------
                                          2004             2003
                                          ----             ----
         Gross profit margin.........     6.6%     N/A    (2.7)%

     The primary factors that led to a 6.6% gross profit margin for the first quarter of 2004 compared to a (2.7)% gross margin for the same period last year, were higher production levels, reduced discounting, reduced warranty costs, reduced workers' compensation costs and production efficiencies, partially offset by various items including a change in product mix to include more products with lower margins.

         Selling expenses
                                             Three Months
                                            Ended March 31,
                                             Percent Change
                                       --------------------------
                                          2004              2003
                                          ----              ----
         Selling expenses............    3,621     15.7%    3,130
         as a percent of net sales...     3.3%               4.0%

     Selling expenses totaled $3.6 million or 3.3% of net sales for the first quarter of 2004 compared to $3.1 million or 4.0% of net sales for the same quarter last year. Additionally, for the three months ended March 31, 2004, selling expenses increased by 15.7% compared to the same period last year. Sales costs increased mainly due to increased sales commissions resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due to a concerted effort by management to control expenditures.

  General and administrative expenses
                                             Three Months
                                            Ended March 31,
                                             Percent Change
                                       --------------------------
                                          2004              2003
                                          ----              ----
  General and administrative expenses...  2,587    22.0%    2,120
  as a percent of net sales.............   2.3%              2.7%

     General and administrative expenses totaling $2.6 million for the quarter ended March 31, 2004 were up $0.5 million compared to the same period last year. However, as a percentage of net sales, general and administrative expenses decreased to 2.3% from 2.7% for the same period last year as a result of increased sales over which to spread the fixed general and administrative costs during the first quarter of 2004. The increase in general and administrative expenses is mainly due to the accrual of a new incentive program as well as increased information technology personnel expenses and increased expenses related to compliance with the Sarbanes-Oxley Act.

         Interest expense
                                             Three Months
                                            Ended March 31,
                                             Percent Change
                                       --------------------------
                                          2004              2003
                                          ----              ----
         Interest expense............       62    (62.9)%    167
         as a percent of net sales...     0.1%              0.2%

     Interest expense for the three months ended March 31, 2004 and 2003 was $0.1 million and $0.2 million, respectively. As a percentage of net sales, interest expense for these same periods was 0.1% and 0.2%, respectively. The reduction in interest expense is attributable to a reduction in the use of the $15 million line of credit when comparing the first quarter of 2004 to the same period last year.

         Other income
                                             Three Months
                                            Ended March 31,
                                             Percent Change
                                       --------------------------
                                          2004              2003
                                          ----              ----
         Other income................      48     100.0%      2
         as a percent of net sales...     0.1%               0.0%

     Other income for the first quarter of 2004 is primarily the result of the sale of real property in Florida. Other income in the first quarter of 2003 is comprised of interest income earned on cash in the Company's general bank account. As a percentage of net sales, the amount is not material.

  Provision (benefit) for income taxes
                                               Three Months
                                              Ended March 31,
                                               Percent Change
                                          --------------------------
                                            2004              2003
                                            ----              ----
  Provision (benefit) for income taxes..     396    N/A     (2,776)
  as a percent of net sales.............     0.4%            (3.5)%

     The income tax provision for the first quarter of 2004 was $0.4 million compared to an income tax benefit totaling $2.8 million for the same period last year. The effective tax rate for the three months ended March 31, 2004 was 37.2% and was 37.0% for the same period last year.

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

     As discussed in the Company's 10-K filed with the SEC on March 30, 2004, to strengthen its inventory costing controls, the Company began performing a full quarterly physical count of its inventory with this quarter ended March 31, 2004.

     Other than the already mentioned full quarterly physical inventory count, there have been no changes in the Company's internal controls over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

        31.1 Certification of Chief Executive Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 301 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



        B. Form 8-K

       (1) On February 17, 2004, the Company filed a Current Report on Form 8-K furnishing under Item 9 the Company's financial results for the fourth quarter and year ended December 31, 2003.

       (2) On February 27, 2004, the Company filed a Current Report on Form 8-K disclosing under Item 5 Other Events, that Robert Lee, retired as the Chief Executive Officer of the Company's Country Coach subsidiary, but will assist Country Coach as a consultant and will remain as a director of the Company.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NATIONAL R.V. HOLDINGS, INC.
                                                            (Registrant)

Date: May 12, 2004                                  By /s/ MARK D. ANDERSEN
                                                    -----------------------
                                                    Mark D. Andersen
                                                    Chief Financial Officer
                                                    (Principal Accounting and
                                                     Financial Officer)