Form 10-Q
period 2004-06-30
NATIONAL RV HOLDINGS INC
filed 2004-08-09
CIK 910655

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                  YES __ NO X



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at August 04, 2004
Common stock, par value                                      10,225,505
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX

                                                                   PAGE
                             PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets -
          June 30, 2004 and December 31, 2003                              3

          Consolidated Statements of Operations -
          Three and Six Months Ended June 30, 2004 and 2003                4

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2004 and 2003                          5

          Notes to Consolidated Financial Statements                     6 - 10

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 11 - 19

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       20

Item 4.   Controls and Procedures                                          21

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              22

Item 6.   Exhibits and Reports on Form 8-K                                 23

          Signature                                                        24

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                       June 30,     December 31,
                                                         2004           2003
                                                         ----           ----
                                                      (Unaudited)

                             ASSETS
Current assets:
    Cash and cash equivalents...................    $      363      $   2,059
    Restricted cash.............................           250            250
    Receivables, less allowance for doubtful
     accounts ($93 and $132, respectively)......        31,172         20,978
    Inventories.................................        63,859         51,659
    Deferred income taxes.......................         7,955          7,955
    Prepaid expenses............................         1,993          1,658
                                                    ----------      ---------
      Total current assets......................       105,592         84,559
Property, plant and equipment, net..............        39,362         40,833
Long-term deferred income taxes.................         3,805          3,805
Other...........................................         1,231          1,252
                                                    ----------      ---------
                                                    $  149,990      $ 130,449
                                                    ==========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt...........    $       7       $      19
    Accounts payable............................       27,131          14,101
    Accrued expenses............................       23,666          20,770
                                                    ---------       ---------
      Total current liabilities.................       50,804          34,890
Long-term accrued expenses......................        7,946           7,569
                                                    ---------       ---------
Total liabilities...............................       58,750          42,459
                                                    ---------       ---------
Commitments and contingencies
Stockholders' equity:
  Preferred Stock, $.01 par value, 5,000 shares
   authorized, 4,000 issued and outstanding.....            -               -
  Common Stock, $.01 par value, 25,000,000
   shares authorized, 10,201,671 and 10,190,230
   issued and outstanding, respectively.........          102             102
Additional paid-in capital......................       36,557          36,463
Retained earnings...............................       54,581          51,425
                                                    ---------       ---------
      Total stockholders' equity................       91,240          87,990
                                                    ---------       ---------
                                                    $ 149,990       $ 130,449
                                                    =========       =========

                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months         Six Months
                                        Ended June 30,       Ended June 30,
                                        2004      2003      2004        2003
                                        ----      ----      ----        ----
Net sales............................$126,408  $ 73,471  $ 236,846   $ 151,572
Cost of goods sold................... 115,738    73,907    218,889     154,094
                                     --------  --------  ---------   ---------
   Gross profit (loss)...............  10,670      (436)    17,957      (2,522)
Selling expenses.....................   3,262     2,952      6,883       6,085
General and administrative expenses..   3,286     1,958      5,873       4,077
                                     --------  --------  ---------   ---------
   Operating income (loss)...........   4,122    (5,346)     5,201     (12,684)
Interest expense.....................      16        58         78         224
Other expense (income)...............       1        (3)       (47)         (5)
                                     --------  --------  ---------   ---------
   Income (loss) before income taxes.   4,105    (5,401)     5,170     (12,903)
Provision (benefit) for income taxes.   1,618    (1,999)     2,014      (4,775)
                                     --------  --------  ---------   ---------
   Net income (loss).................$  2,487  $ (3,402) $   3,156   $  (8,128)
                                     ========  ========  =========   =========
Earnings (loss) per common share:
    Basic............................$   0.24  $  (0.35) $    0.31   $   (0.83)
    Diluted..........................$   0.24  $  (0.35) $    0.30   $   (0.83)

Weighted average number of shares:
    Basic............................  10,197     9,832     10,194       9,832
    Diluted..........................  10,440     9,832     10,377       9,832









                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Six Months
                                                       Ended June 30,
                                                     2004              2003
                                                     ----              ----
Cash flows from operating activities:
  Net income (loss)............................  $   3,156        $   (8,128)
  Adjustments to reconcile net income (loss)
  to net cash (used in) provided by operating
  activities:
   Depreciation................................      1,935             1,974
   Gain on asset disposal......................        (45)               -
   Changes in assets and liabilities:
    Increase in trade receivables..............    (10,194)           (1,194)
    (Increase) decrease in inventories.........    (12,200)            9,456
    Decrease in income taxes receivable........         -              7,015
    (Increase) decrease in prepaid expenses....       (335)              569
    Increase in accounts payable...............     13,030             5,769
    Increase (decrease) in accrued expenses....      3,273            (1,049)
    Increase in deferred income taxes..........         -             (4,517)
                                                 ---------        ----------
   Net cash (used in) provided by operating
    activities.................................     (1,380)            9,895
                                                 ---------        ----------
Cash flows from investing activities:
  Decrease in other assets.....................         21               340
  Proceeds from sale of assets.................      1,932                -
  Purchases of property, plant and equipment...     (2,351)             (729)
                                                 ---------        ----------
   Net cash used in investing activities.......       (398)             (389)
                                                 ---------        ----------
Cash flows from financing activities:
  Net payments on line of credit...............         -             (4,943)
  Decrease in book overdraft...................         -               (943)
  Principal payments on long-term debt.........        (12)              (11)
  Proceeds from exercise of stock options......         94                -
                                                 ---------         ---------
   Net cash provided by (used in) financing
   activities..................................         82            (5,897)
                                                 ---------         ---------
Net (decrease) increase in cash................     (1,696)            3,609
Cash, beginning of period......................      2,059                14
                                                 ---------         ---------
Cash, end of period............................  $     363         $   3,623
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


NOTE 2 - HISTORY OF RECENT LOSSES

     The Company experienced a net profit in the first six months of 2004 of $3.2 million compared to a net loss of $8.1 million during the same period last year. However, the Company had net losses totaling $8.3 million and $21.4 million for the years ended December 31, 2003 and 2002, respectively. Continued losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. The Company's losses in 2003 and 2002 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company's goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers' compensation reserve increase in 2002 and continued high workers' compensation costs in 2003. In spite of profitable first and second quarters in 2004 and a profitable fourth quarter in 2003, there are no assurances that the conditions that have resulted in the Company's losses in 2003 and 2002 will not continue through 2004 and beyond.

     As of June 30, 2004, the Company had a deferred tax asset of $11.8 million which includes the tax benefit of operating loss carryforwards of $7.1 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 3 - STOCK BASED COMPENSATION

     The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options.

     The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were 24,000 options granted during the second quarter of 2004 and 236,500 options granted in the first quarter of 2004, and there were no options granted during 2003.

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


All amounts in thousands except per share amounts

                                   Three Months             Six Months
                                   Ended June 30,          Ended June 30,
                                   --------------------------------------
                                    2004       2003       2004        2003
                                    ----       ----       ----        ----
Net income (loss) - as reported..$  2,487   $ (3,402)  $  3,156    $ (8,128)
Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effects.................... $    170   $    (83)  $    289    $   (190)
                                 --------   --------   --------    --------
Pro forma net income (loss)..... $  2,317   $ (3,485)  $  2,867    $ (8,318)
                                 ========   ========   ========    ========
Basic earnings (loss) per share
as reported..................... $   0.24   $  (0.35)  $   0.31    $  (0.83)
Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effects...................  $   0.01   $     -    $   0.03    $   0.02
                                 --------   --------   --------    --------
Basic earnings (loss) per share
 pro forma.....................  $   0.23   $  (0.35)  $   0.28    $  (0.85)
                                 ========   ========   ========    ========
Diluted earnings (loss) per share
as reported..................... $   0.24   $  (0.35)  $   0.30    $  (0.83)
Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards, net of related
 tax effects.................... $   0.02   $     -    $   0.02    $   0.02
                                 --------   --------   --------   ---------
Diluted earnings (loss) per share
 pro forma...................... $   0.22   $  (0.35)  $   0.28    $  (0.85)
                                 ========   ========   ========    ========


     The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options and the assumptions used to calculate weighted-average fair value are listed below for new grants during the six months ended June 30, 2004. There were no new stock option grants during the six months ended June 30, 2003.

                                 Quarter Ended
                                 June 30, 2004
                                --------------
Dividend yield.............           0.0%
Expected volatility........         279.1%
Risk-free interest rate....          3.45%
Expected lives.............        4 years


NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following (in thousands):

                                                  June 30,        December 31,
                                                    2004              2003
                                                  --------          --------
                    Finished goods........         $ 7,941          $  8,957
                    Work-in-process.......          31,367            22,142
                    Raw materials.........          18,083            13,902
                    Chassis...............           6,468             6,658
                                                  --------          --------
                    Total inventories.....        $ 63,859          $ 51,659
                                                  ========          ========

Accrued expenses consist of the following (in thousands):

                                                    June 30,      December 31,
  Current accrued expenses:                           2004            2003
                                                   --------        --------
 Workers' compensation self-insurance reserve...   $  3,163        $  3,561
 Warranty reserve...............................      8,589           8,312
 Payroll and other accrued expenses.............     11,914           8,897
                                                   --------        --------
   Total current accrued expenses...............   $ 23,666        $ 20,770
                                                   ========        ========
 Long-term accrued expenses:

 Workers' compensation self-insurance reserve...   $  6,921        $  6,499
 Warranty reserve...............................        306             348
 Deferred compensation..........................        719             722
                                                   --------        --------
   Total long-term accrued expenses.............   $  7,946        $  7,569
                                                   ========        ========

NOTE 5 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At June 30, 2004, the Company had no outstanding loans under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

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

All amounts in thousands except per share amounts

                                            Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           2004      2003      2004      2003
                                           ----      ----      ----      ----
Net income (loss)......................  $  2,487  $ (3,402) $ 3,156  $ (8,128)
                                         ========  ========  =======  ========
Basic weighted average common shares
 outstanding...........................    10,197     9,832   10,194     9,832
Effect of dilutive stock options.......       243        -       183        -
                                         --------  --------  -------  --------
Diluted weighted average common shares
 outstanding...........................    10,440     9,832   10,377     9,832
                                         ========  ========  =======  ========
Basic earnings (loss) per share........  $   0.24  $  (0.35) $  0.31  $  (0.83)
                                         ========  ========  =======  ========
Diluted earnings (loss) per share......  $   0.24  $  (0.35) $  0.30  $  (0.83)
                                         ========  ========  =======  ========



     Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares as of June 30, 2004 and June 30, 2003. For the quarters ended June 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 12,000 shares and 1,639,000 shares, respectively. Also for the six months ended June 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 227,000 shares and 1,538,000 shares, respectively.

NOTE 7 - COMMITMENTS AND GUARANTEES

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs in certain circumstances. Although the Company's maximum potential exposure under these agreements approximated $111 million at June 30, 2004, as with accounts receivable, the risk of loss was spread over numerous dealers and lenders and was further reduced by the resale value of the RVs which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Six Months Ended June 30, 2004

                                  Beginning                             Ending
                                   Balance    Additions    Deductions   Balance
                                  ---------   ---------    ----------   -------
Warranty reserve June 30,2004....  $ 8,660      $ 6,389      $ 6,154    $ 8,895
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

Overview

     For the second quarter of 2004, the Company's net income increased to $2.5 million compared to a loss of $3.4 million for the same quarter last year. The second quarter's earnings per diluted share were $0.24 compared to a loss per diluted share of $0.35 for the second quarter of 2003. Net income for the six months ended June 30, 2004 was $3.2 million or $0.30 per diluted share compared to a loss in the same period of 2003 of $8.1 million or $0.83 per diluted share. Net sales for the second quarter increased to $126.4 million from $73.5 million for the second quarter of 2003, an increase of 72%, and a 14% increase over the first quarter of 2004. The Company's improved results were driven by strong demand for its products as well as progress made by the Company in its gross margins. The Company's results for the first two quarters of 2004 have also benefited from a healthy economy and strong industry demand.

Operating Performance

     Continual effort to improve the safety of the workforce and decrease its workers' compensation costs resulted in an approximate $0.6 million reduction in workers' compensation costs for the second quarter of 2004 compared to the second quarter of 2003. Continued reductions are part of the strategy throughout 2004 though workers' compensation costs continue to be a challenge in California. The Company has undertaken significant safety programs to address these costs and the Company is being more proactive in the handling of its claims. In addition to these measures, which are helping considerably, the Company believes that its workers' compensation costs should be further reduced by recent state reforms.

     Other factors leading to the improvement in gross profit margin percentage from last year's second quarter include higher production levels, reduced discounting and reduced warranty costs, partially offset by various items including a change in product mix to include more products with lower margins. Both National RV and Country Coach have increased production during the six months-ended June 30, 2004. As the Company experiences better capacity utilization, the Company should see additional improvement in gross margins throughout 2004.

     As new and revitalized products come on-line, the Company has seen a rise in wholesale deliveries and an improvement in Class A retail market share, from 5.9% for the first five months of 2003 to 6.9% for the first five months of 2004. Stronger product offerings and the resulting increase in demand have significantly reduced the need to discount the Company's products.

Looking Forward

     Many of the same objectives the Company addressed last year remain in place for the current year. Aggressive product development, cost containment, and increased customer satisfaction are three of those objectives.

     In the second quarter of 2004, Country Coach added to their 2005 model year offerings with the debut of the completely re-designed Allure. The remaining 2005 offerings for Country Coach will be released in the third quarter. National RV introduced most of its model year 2005 offerings during the second quarter of 2004.

     Cost containment remains a high priority specifically in the warranty and workers' compensation cost areas. The Company continues to focus on improving the quality of its motorhomes resulting in decreased warranty costs. Also, the Company has instituted a number of safety programs, which have already resulted in measurably reduced workers' compensation costs. The Company expects further progress in containing its costs as it continues to implement lean manufacturing concepts.

     The Company is continually striving to improve its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

     Another key initiative is enhanced training programs for the Company's workforce, service centers, dealers, and consumers. The Company has already undertaken efforts in the areas of safety; with new distance learning capabilities, the Company is looking forward to broadcasting its service training programs directly to dealers and service providers, driving the movement for increased customer satisfaction in areas of technical maintenance. In addition, factory training programs are giving the Company's customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

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

     Deferred Tax Asset. As of June 30, 2004, the Company had a deferred tax asset of $11.8 million which includes the tax benefit of operating loss carryforwards of $7.1 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

     Workers' Compensation Reserve. The Company's workers' compensation reserve is established based on its best estimate of the amounts necessary to settle future and existing employee workers' compensation claims as of the balance sheet date. The Company records an estimate for future workers' compensation related costs based on historical workers' compensation claims paid. Even though the Company's workers' compensation costs have been growing during the past several years these costs have declined in 2004 and, the Company cannot provide assurance that these costs will continue at these levels, increase or decrease, in the near term. A significant change in California workers' compensation legislation, the cost of claims or the frequency of claims could have a material adverse impact on the Company's operating results for the period or periods in which such claims or additional costs materialize.


Liquidity and Capital Resources

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. At June 30, 2004, the Company had working capital of $54.8 million compared to $49.7 million at December 31, 2003. This increase of $5.1 million was primarily due to a $12.2 million increase in inventory and a $10.2 million increase in accounts receivable, partially offset by a $13.0 million increase in accounts payable and a $2.9 million increase in current accrued expenses. Both the increase in accounts payable and the increase in inventory are due to the Company's purchasing and production increases to meet the market demand for its products. During the first six months of 2004, the Company used cash in its operations of $1.4 million, compared to $9.9 million of cash provided by its operations during the first six months of 2003.

     Net cash used in investing activities was $0.4 million for the six months ended June 30, 2004. This is primarily comprised of $2.4 million in purchases of property, plant, and equipment, partially offset by proceeds of $1.9 million from the sale of real property in Florida.

     Net cash provided by financing activities was $82,000 for the six months ended June 30, 2004. This represents proceeds from the exercise of stock options, partially offset by principal payments on long-term debt.

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $8.3 million, $21.4 million and $11.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, the Company provided cash from operating activities totaling $7.2 million and used cash in operating activities of $4.4 million and $12.6 million for the years ended December 31, 2002 and 2001, respectively.

     The Company has funded its financial needs primarily through operations and its existing line of credit. At June 30, 2004, the Company had cash and cash equivalents of $0.4 million (excluding restricted cash totaling $0.3 million dollars required to secure a letter-of-credit in connection with one of the Company's insurance policies), working capital of $54.8 million, and $14.7 million available under the credit facility. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At June 30, 2004, the Company had no outstanding advances under the line-of-credit and the Company was not in default with any covenants of its loan agreement with UPSC.

     Management is focused on continuing to improve liquidity through certain initiatives throughout 2004 including: i) further reduction of warranty costs,
ii) increased facility utilization and iii) a reduction of workers' compensation costs.

     The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company's planned capital and operational requirements for at least the next 12 months. Should the Company require further capital resources during the next 12 months, it would most likely address such requirements through a combination of sales of equity securities, sales of excess properties, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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


Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statements of Operations:


                                            As a percentage of net sales

                                         Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                         --------------        --------------
                                          2004     2003         2004     2003
                                          ----     ----         ----     ----
Net sales............................... 100.0 %  100.0 %      100.0 %   100.0 %
Cost of goods sold......................  91.6    100.6         92.4     101.7
                                         -----    -----        -----     -----
  Gross profit (loss)...................   8.4     (0.6)         7.6      (1.7)
Selling expenses........................   2.5      4.0          2.9       4.0
General and administrative expenses.....   2.6      2.6          2.5       2.7
                                         -----    -----        -----     -----
  Operating income (loss)...............   3.3     (7.2)         2.2      (8.4)
Interest expense........................   0.0      0.1          0.0       0.1
Other expense (income)..................   0.0     (0.0)        (0.0)     (0.0)
                                         -----    -----        -----     -----
  Income (loss) before income taxes.....   3.3     (7.3)         2.2      (8.5)
Provision (benefit) for income taxes....   1.3     (2.7)         0.9      (3.1)
                                         -----    -----        -----     -----
  Net income (loss).....................   2.0 %   (4.6)%        1.3 %    (5.4)%
                                         =====    =====        =====     =====

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

(Amounts in tables are in thousands, except percentages)

Net sales
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004            2003      2004           2003
                               ----            ----      ----           ----
Net sales................... $126,408  72.1%  $73,471  $236,846 56.3% $151,572
as a percent of net sales...   100.0%          100.0%    100.0%         100.0%



     Net sales of $126.4 million for the quarter ended June 30, 2004 represent an increase of $52.9 million or 72.1% from the same quarter last year. Second quarter wholesale unit shipments of diesel motorhomes were 443, up 103% from 218 units during the same period last year. Quarterly shipments of gas motorhomes were 369, up 26% from 293 units during the same period last year. Quarterly shipments of towable products were 314, down 34% from 475 units last year.

     Net sales of $236.8 million for the six months ended June 30, 2004 represent an increase of $85.3 million or 56.3% from the same period last year. Wholesale unit shipments of diesel motorhomes were 736, up 62% from 455 units during the same period last year. Wholesale unit shipments of gas motorhomes were 868, up 39% from 625 units during the same period last year. Wholesale unit shipments of towable products were 629, down 27% from 865 units during the first six months of 2003.

     Revenues in the quarter for National RV were $69.4 million, up 41% from $49.1 million for the second quarter of last year. Revenues in the quarter for Country Coach were $57.0 million, up 135% from $24.3 million for the second quarter of last year. Revenues during the first six months for National RV were $132.8 million, up 31% from $101.7 million during the first six months of 2003. Revenues during the first six months for Country Coach were $104.0 million, up 108% from $49.9 million during the first six months of 2003. The increase in net sales is mainly attributable to strong sales of National RV's Tropi-Cal which was first introduced in the first quarter of 2003 and of Country Coach's Inspire which was introduced in the second quarter of 2003, as well as an overall increase in the demand for the Company's other products. The Company also benefited from a healthy economy and strong industry demand.


Gross profit margin
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004           2003      2004           2003
                               ----           ----      ----           ----
Gross profit margin.........   8.4 %   N/A   (0.6) %    7.6 %   N/A   (1.7) %

     The gross profit margin for the second quarter of 2004 was 8.4% compared to a (0.6)% gross margin for the same period last year. For the first six months of 2004, the gross profit margin was 7.6% compared to a (1.7)% gross profit margin for the same period last year. The primary factors that led to such improved gross margins were higher production levels, reduced discounting, product price increases, reduced workers' compensation costs, and reduced warranty costs, partially offset by various items including a change in product mix to include more products with lower margins.

Selling expenses
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004          2003      2004            2003
                               ----          ----      ----            ----
Selling expenses............   3,262  10.5%  2,952     6,883   13.1%  6,085
as a percent of net sales...    2.5%          4.0%      2.9%           4.0%


     Selling expenses increased $0.3 million or 10.5% for the three months ended June 30, 2004 over the same period last year. Selling expenses for the six months ended June 30, 2004 increased $0.8 million or 13.1% over the same period last year. Sales costs increased mainly due to increased sales commissions resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due higher sales over which to spread the fixed selling expenses.

 General and administrative expenses
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004           2003      2004           2003
                               ----           ----      ----           ----
General and administrative
 expenses...................   3,286  67.8%  1,958      5,873   44.1%  4,077
as a percent of net sales...    2.6%          2.6%       2.5%           2.7%

     General and administrative expenses totaling $3.3 million for the quarter ended June 30, 2004 were up $1.3 million compared to the same period last year. For the first six months of 2004, general and administrative expenses were $5.9 million, representing an increase of $1.8 million compared to the same period last year. The increase in general and administrative expenses is due to the accrual of a new employee incentive program, as well as increased expenses related to compliance with the Sarbanes-Oxley Act, increased information technology personnel expenses, and increased training (safety and other) expenses.

Interest expense
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004           2003      2004           2003
                               ----           ----      ----           ----
Interest expense............    16   (72.4)%   58        78   (65.2)%   224
as a percent of net sales...   0.0%           0.1%      0.0%            0.1%

     Interest expense for the three months ended June 30, 2004 and 2003 was $0.02 million and $0.1 million, respectively. For the first six months of 2004, interest expense was $0.1 million compared to $0.2 million for the same period last year. The reduction in interest expense is attributable to a reduction in the use of the $15 million line of credit when comparing the second quarter of 2004 to the same period last year. As a percentage of net sales, interest expense for these periods was immaterial.

Other expense (income)
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004           2003      2004           2003
                               ----           ----      ----           ----
Other expense (income)......     1     N/A     (3)       (47)   N/A      (5)
as a percent of net sales...   0.0%          (0.0)%     (0.0)%         (0.0)%

     Other expense and income for the second quarter of 2004 and 2003 was immaterial. Other income for the six months ended June 30, 2004 was mainly the gain on the sale of real property in Florida, with the remaining amount comprised of interest income earned on cash in the Company's bank account. As a percentage of net sales, the amount is immaterial.

Provision (benefit) for income taxes
                                  Three Months             Six Months
                                  Ended June 30,          Ended June 30,
                                 Percent Change          Percent Change
                              ----------------------  ------------------------
                               2004           2003      2004           2003
                               ----           ----      ----           ----
Provision (benefit) for
income taxes................  1,618   N/A    (1,999)    2,014  N/A    (4,775)
as a percent of net sales...   1.3%           (2.7)%    0.9%           (3.1)%

     The effective tax rate for the three and six months ending June 30, 2004 was 39.4% and 39.0% respectively, compared to 37.0% for the same periods last year. The increase in the effective tax rate for the three and six months ending June 30, 2004 was the result of a higher Federal tax rate, related to projected increases in annual pre-tax profit, and increased state tax rates and obligations.

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

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 21, 2004, the Company held its 2004 Annual Meeting of Stockholders (the "Annual Meeting"). The matters voted upon at the Annual Meeting and the votes cast for such matters were as follows:

     1. The Company's stockholders elected Robert B. Lee and Gregory McCaffery as Class II directors. Voting for the nominees was as follows: Robert
          B. Lee; 8,993,333 shares FOR and 1,024,490 shares WITHHELD; and Gregory McCaffery; 9,278,833 shares FOR and 738,990 shares WITHHELD. The Company's other continuing Directors are: Doy B. Henley, Bradley
          C. Albrechtsen and James B. Roszak.

     2. The Company's stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's auditor for the current fiscal year. For the appointment of PricewaterhouseCoopers LLP as the Company's auditor, the vote was 9,292,183 shares FOR; 722,740 shares AGAINST and 2,900 shares ABSTAINING.

NATIONAL R.V. HOLDINGS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          A.   Exhibits

          31.1 Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a)/15d-14(a) of the Exchange Act.



          31.2 Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a)/15d-14(a) of the Exchange Act.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          B.   Form 8-K


          (1) On April 27, 2004, the Company filed a Current Report on Form 8-K dated April 27, 2004 furnishing under Item 12 the Company's financial results for the first quarter of 2004.

          (2) On May 17, 2004, the Company filed a Current Report on Form 8-K dated May 13, 2004 disclosing under Item 5 Other Events, that Joseph W. Hansen was appointed the Company's new Chief Financial Officer and that Thomas J. Martini was appointed the Company's new Corporate Treasurer. Both positions were previously held by Mark D. Andersen who was recently promoted to Executive Vice President of the Company's Country Coach subsidiary.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NATIONAL R.V. HOLDINGS, INC.
                                                           (Registrant)

Date: August 06, 2004                              By /s/ JOSEPH W. HANSEN, Esq.

                                                   Joseph W. Hansen
                                                   Chief Financial Officer
                                                   (Principal Accounting and
                                                    Financial Officer)