Form 10-Q
period 2004-11-12
NATIONAL RV HOLDINGS INC
filed 2004-11-12
CIK 910655

26


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

       Registrant's telephone number, including area code: (951) 943-6007

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

                                  YES __ NO X



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                           Outstanding at October 28, 2004
Common stock, par value                                     10,245,440
$.01 per share

                          NATIONAL R.V. HOLDINGS, INC.

                                      INDEX
                                                                       PAGE
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets -
         September 30, 2004 and December 31, 2003....................    3

         Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 2004 and 2003.....    4

         Consolidated Statements of Cash Flows -
         Nine Months Ended September 30, 2004 and 2003...............    5

         Notes to Consolidated Financial Statements..................  6 - 11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............... 12 - 21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..    22

Item 4.  Controls and Procedures..................................... 23 - 24

                               PART II - OTHER INFORMATION

Item 5.  Other Information...........................................    25

Item 6.  Exhibits....................................................    25

         Signature...................................................    26

                          NATIONAL R.V. HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                  September 30,    December 31,
                                                      2004              2003
                                                      ----              ----
                                                  (Unaudited)

                ASSETS
Current assets:
     Cash and cash equivalents..................   $      11          $   2,059
     Restricted cash............................         250                250
     Receivables, less allowance for doubtful
      accounts ($103 and $132, respectively)....      27,941             20,978
     Inventories................................      68,818             51,659
     Deferred income taxes......................       5,885              7,955
     Notes receivable...........................       2,737                 -
     Prepaid expenses...........................       3,270              1,658
   Assets held for sale.........................       1,669                 -
                                                   ---------          ---------
         Total current assets...................     110,581             84,559
Property, plant and equipment, net..............      37,312             40,833
Long-term deferred income taxes.................       3,805              3,805
Other...........................................       1,242              1,252
                                                   ---------          ---------
                                                   $ 152,940          $ 130,449
                                                   =========          =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit.............................   $   2,150         $      -
     Book overdraft.............................       7,228                -
     Current portion of long-term debt..........           1                19
     Accounts payable...........................      22,310            14,101
     Accrued expenses...........................      21,537            20,770
                                                   ---------         ---------
         Total current liabilities..............      53,226            34,890
Long-term accrued expenses......................       7,716             7,569
                                                   ---------         ---------
Total liabilities...............................      60,942            42,459
                                                   ---------         ---------
Commitments and contingencies
Stockholders' equity:
Preferred stock - $.01 par value; 5,000
   shares authorized, 4,000 issued and
   outstanding..................................          -                  -
     Common stock - $.01 par value; 25,000,000
   shares authorized, 10,242,940 and
   10,190,230 issued and outstanding,
     respectively...............................         102                102
Additional paid-in capital......................      36,960             36,463
Retained earnings...............................      54,936             51,425
                                                   ---------          ---------
     Total stockholders' equity.................      91,998             87,990
                                                   ---------          ---------
                                                   $ 152,940          $ 130,449
                                                   =========          =========

                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                          2004      2003      2004       2003
                                          ----      ----      ----       ----
Net sales............................. $ 117,457 $  84,640 $ 340,977  $ 220,979
Cost of goods sold....................   108,672    80,756   314,403    219,749
                                       --------- --------- ---------  ---------
    Gross profit......................     8,785     3,884    26,574      1,230
Selling expenses......................     3,512     2,845     9,898      8,285
General and administrative expenses...     3,063     1,543     8,643      5,407
Other expense.........................       374        -        374         -
                                       --------- --------- ---------  ---------
    Operating income (loss)...........     1,836      (504)    7,659    (12,462)
Interest expense......................        52        85       130        309
Other income..........................       (25)       (2)      (72)        (6)
                                       --------- --------- ---------  ---------
    Income (loss) from continuing
    operations before income taxes....     1,809      (587)    7,601    (12,765)
Provision (benefit) for income taxes..       758      (217)    2,985     (4,723)
                                       --------- --------- ---------  ---------
    Income (loss) from continuing
    operations........................     1,051      (370)    4,616     (8,042)
                                       --------- --------- ---------  ---------
Loss from discontinued operations.....     1,532       503     2,155      1,228
Gain from sale of discontinued
operations............................      (336)       -       (336)        -
Benefit for income taxes..............      (501)     (186)     (714)      (454)
                                       --------- --------- ---------  ---------
Net loss from discontinued operations.      (695)     (317)   (1,105)      (774)
                                       --------- --------- ---------  ---------
Net income (loss)..................... $     356      (687)    3,511     (8,816)
                                       ========= ========= =========  =========
Basic earnings (loss) per common share:
    Continuing operations............. $    0.10 $   (0.04)$    0.45  $   (0.82)
    Discontinued operations........... $   (0.07)$   (0.03)$   (0.11) $   (0.08)
    Total............................. $    0.03 $   (0.07)$    0.34  $   (0.90)

Diluted earnings (loss) per common share:
    Continuing operations............. $    0.10 $   (0.04)$    0.45  $   (0.82)
    Discontinued operations........... $   (0.07)$   (0.03)$   (0.11) $   (0.08)
    Total............................. $    0.03 $   (0.07)$    0.34  $   (0.90)

Weighted average number of shares:
    Basic.............................    10,222     9,835    10,203      9,833
    Diluted...........................    10,426     9,835    10,392      9,833


                 See Notes to Consolidated Financial Statements.

                          NATIONAL R.V. HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                          2004            2003
                                                          ----            ----
Cash flows from operating activities:
Net income (loss)..................................... $   3,511      $  (8,816)
     Adjustments to reconcile net income (loss) to
     net cash (used in) provided by operating
     activities:
       Depreciation...................................     2,881          2,959
       Loss on asset disposal.........................         6              3
       Changes in assets and liabilities,
       net of discontinued operations:
       Increase in trade receivables, net.............    (6,963)       (11,575)
       (Increase) decrease in inventories.............   (19,991)        11,326
       Decrease in income taxes receivable............        -           7,015
       (Increase) decrease in prepaid expenses........    (1,612)           628
       Increase in accounts payable...................     8,209          6,256
       Increase (decrease) in accrued expenses........       914           (826)
       Decrease (increase) in deferred income taxes...     2,070         (4,876)
                                                        --------      ---------
       Net cash (used in) provided by operating
         activities...................................   (10,975)         2,094
                                                        --------      ---------
Cash flows from investing activities:
Decrease (increase) in other assets...................        10           (177)
     Proceeds from sale of assets.....................     1,932              3
     Proceeds from sale of discontinued operation.....       500             -
     Purchases of property, plant and equipment.......    (3,372)        (1,196)
                                                        --------      ---------
       Net cash used in investing activities..........      (930)        (1,370)
                                                        --------      ---------
Cash flows from financing activities:
Net advances under (payments on) line of credit.......     2,150         (1,727)
     Increase in book overdraft.......................     7,228            499
     Principal payments on long-term debt.............       (18)           (17)
     Proceeds from issuance of common stock...........       497            518
                                                        --------      ---------
       Net cash provided by (used in) financing
         activities...................................     9,857           (727)
                                                        --------      ---------
Net decrease in cash..................................    (2,048)            (3)
Cash, beginning of period.............................     2,059             14
                                                        --------      ---------
Cash, end of period................................... $      11      $      11
                                                       =========      =========


                 See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - GENERAL

     In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiaries National R.V., Inc. (NRV) and Country Coach, Inc. (CCI) referred to herein as the "Company"), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's latest annual report on Form 10-K. Certain reclassifications, none of which affected net income or loss or retained earnings, have been made to prior period amounts to conform to current period presentation.

NOTE 2 - HISTORY OF RECENT LOSSES

     The Company experienced a net profit in the first nine months of 2004 of $3.5 million compared to a net loss of $8.8 million during the same period last year. However, the Company had net losses totaling $8.3 million and $21.4 million for the years ended December 31, 2003 and 2002, respectively. Resumed losses could reduce the Company's liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company's ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could, in turn, have a negative impact on the Company's sales and earnings. The Company's losses in 2003 and 2002 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company's goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers' compensation reserve increase in 2002 and continued high workers' compensation costs in 2003. In spite of improvement in items (i), (ii), (iv) and (v) above resulting in profitable first, second, and third quarters in 2004 and a profitable fourth quarter in 2003, there are no assurances that the conditions that have resulted in the Company's losses in 2003 and 2002 will not resume in future periods.

     As of September 30, 2004, the Company had a deferred tax asset of $9.7 million, which includes the tax benefit of operating loss carryforwards of $5.0 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE 3 - STOCK BASED COMPENSATION

     The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options.

     The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were no options granted during the third quarter of 2004, 24,000 options were granted during the second quarter of 2004 and 236,500 options granted in the first quarter of 2004, and there were no options granted during 2003.

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

All amounts in thousands except per share amounts

                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                            2004     2003      2004       2003
                                            ----     ----      ----       ----
Net income (loss) - as reported......... $    356 $   (687) $   3,511 $  (8,816)
Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects.....      138       64        431       253
                                         --------  --------  --------- ---------
Pro forma net income (loss)............. $    218 $   (751) $   3,080 $  (9,069)
                                         ========  ========  ========= =========
Basic earnings (loss) per share
 as reported............................ $   0.03 $  (0.07) $    0.34 $   (0.90)
Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects.....     0.01     0.01       0.04      0.02
                                         --------  --------  --------- ---------
Basic earnings (loss) per share
 pro forma.............................. $   0.02 $  (0.08) $    0.30 $   (0.92)
                                         ========  ========  ========= =========
Diluted earnings (loss) per share
 as reported............................ $   0.03 $  (0.07) $    0.34 $   (0.90)
Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects.....     0.01     0.01       0.04      0.02
                                         --------  --------  --------- ---------
Diluted earnings (loss) per share
 pro forma.............................. $   0.02 $  (0.08) $    0.30 $   (0.92)
                                         ========  ========  ========= =========

     The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options and the assumptions used to calculate weighted-average fair value are listed below for new grants during the nine months ended September 30, 2004. There were no new stock option grants during the nine months ended September 30, 2003.


                                                         September 30, 2004
                                                         ------------------
                 Dividend yield                                   0.0%
                 Expected volatility                             279.1%
                 Risk-free interest rate                          3.45%
                 Expected lives                                  4 years

NOTE 4 - SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following (in thousands):

                                             September 30,         December 31,
                                                 2004                  2003
                                                 ----                  ----
     Finished goods....................     $   7,957             $   8,957
     Work-in-process...................        32,256                22,142
     Raw materials.....................        18,348                13,902
     Chassis...........................        10,257                 6,658
                                            ---------             ---------
     Total inventories.................     $  68,818             $  51,659
                                            =========             =========

Accrued expenses consist of the following (in thousands):

                                                    September 30,   December 31,
                                                        2004            2003
                                                        ----            ----
     Current accrued expenses:
     Workers' compensation self-insurance reserve.  $   2,975        $   3,561
     Warranty reserve.............................      8,621            8,312
     Payroll and other accrued expenses...........      9,941            8,897
                                                    ---------        ---------
     Total current accrued expenses...............  $  21,537        $  20,770
                                                    =========        =========
     Long-term accrued expenses:
     Workers' compensation self-insurance reserve.  $   6,702        $   6,499
     Warranty reserve.............................        219              348
     Deferred compensation........................        795              722
                                                    ---------        ---------
     Total long-term accrued expenses.............  $   7,716        $   7,569
                                                    =========        =========
                                       8

NOTE 5 - CREDIT FACILITY

     The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points, which was 5.50% at September 30, 2004. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2004, the Company had outstanding loans under the line-of-credit totaling $2.2 million and the Company was not in default with any covenants of its loan agreement with UPSC.

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

All amounts in thousands except per share amounts.

                                          Three Months Ended   Nine Months Ended
                                               September 30,      September 30,
                                           2004        2003    2004      2003
                                           ----        ----    ----      ----
Net income (loss)....................... $   356   $   (687) $ 3,511   $ (8,816)
                                         =======   ========  =======   ========
Basic weighted average common shares
 outstanding............................  10,222      9,835   10,203      9,833
Effect of dilutive stock options........     204         -       189         -
                                         -------   --------  -------   --------
Diluted weighted average common shares
 outstanding............................  10,426      9,835   10,392      9,833
                                         =======   ========  =======   ========
Basic earnings (loss) per share......... $  0.03   $  (0.07) $  0.34   $  (0.90)
                                         =======   ========  =======   ========
Diluted earnings (loss) per share....... $  0.03   $  (0.07) $  0.34   $  (0.90)
                                         =======   ========  =======   ========

     Excluded from the computation of diluted earnings per share are outstanding common stock options with an exercise price greater than the average market price of the common shares as of September 30, 2004 and September 30, 2003. For the quarters ended September 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 12,000 shares and 1,304,000 shares, respectively. Also for the nine months ended September 30, 2004 and 2003, excluded from the computation of diluted earnings per share were stock options to purchase 12,000 shares and 1,304,000 shares, respectively.

NOTE 7 - DISCONTINUED OPERATIONS

     On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. In addition, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending September 30, 2005 with a minimum due of $300,000. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company's facilities for up to twelve months. Net sales from discontinued operations for the three and nine months ended September 30, 2004 were $1.4 million and $14.7 million, respectively. For the three and nine months ended September 30, 2004 the Company recorded a net loss from discontinued operations of $0.7 million and $1.1 million, respectively. This net loss included a pre-tax gain on the sale of the discontinued operations of $0.3 million.

NOTE 8 - ASSETS HELD FOR SALE

     On October 5, 2004, the Company closed on the sale of land located in Florida. At September 30, 2004, the Company recorded this property as an asset held for sale and recorded an impairment loss of $0.3 million related to the sale of this property which has been recorded in other operating expenses in the accompanying consolidated statement of operations.

NOTE 9 - COMMITMENTS AND GUARANTEES

     As is customary in the industry, the Company generally agrees with its dealers' lenders to repurchase any unsold RVs in certain circumstances. Although the Company's maximum potential exposure under these agreements approximated $111 million at September 30, 2004, as with accounts receivable, the risk of loss was spread over numerous dealers and lenders and was further reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company's warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, as part of the warranty reserve the Company's recall reserve is established, as necessary, based on management's estimate of the cost per unit to remedy the problem and the estimated number of units that will ultimately be brought in for the repair.

Nine Months Ended September 30, 2004 (in thousands)

                        Beginning                                       Ending
                         Balance       Additions      Deductions        Balance
                        --------       ---------      ---------        --------
Warranty reserve....... $  8,660       $  10,033      $   9,853        $  8,840
                        ========       =========      =========        ========

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company's operating results; resumption of losses; seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in the Company's filings with the Securities and Exchange Commission (the "SEC") and the Company's public announcements, copies of which are available from the SEC or from the Company upon request. The Company undertakes no obligation to revise or update publicly any forward looking statements for any reason.

Overview

     For the third quarter of 2004, the Company's net income from continuing operations increased to $1.1 million compared to a loss of $0.4 million for the same quarter last year. The third quarter's earnings per diluted share from continuing operations were $0.10 compared to a loss per diluted share from continuing operations of $0.04 for the third quarter of 2003. Net income from continuing operations for the nine months ended September 30, 2004 was $4.6 million or $0.45 per diluted share compared to a loss from continuing operations in the same period of 2003 of $8.0 million or $0.82 per diluted share. Net sales, from continuing operations, for the third quarter of 2004 increased to $117.5 million from $84.6 million for the third quarter of 2003, an increase of 39%.

     During the third quarter, the Company sold its Travel Trailer business, which it recorded as a discontinued operation. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. For the three and nine months ended September 30, 2004 the Company recorded a net loss from discontinued operations of $0.7 million and $1.1 million, respectively. The net loss on discontinued operations for the three and nine months ended September 30, 2004 included a pre-tax gain on the sale of the Travel Trailer business of $0.3 million.

     Net income for the third quarter of 2004 was $0.4 million, or $0.03 per diluted share, as compared to a net loss of $0.7 million, or $0.07 per diluted share in the third quarter of 2003. The Company's improved results were driven by stronger demand for its products as well as progress made by the Company in its gross margins compared to those in the comparable periods of 2003. The Company's results for the first three quarters of 2004 have also benefited from a healthy economy and strong industry demand.

Operating Performance

     Continual effort to improve the safety of the workforce and decrease its workers' compensation costs resulted in an approximate $1.0 million reduction in workers' compensation costs for the third quarter of 2004 compared to the third quarter of 2003. Continued reductions are part of the strategy throughout 2004, though workers' compensation costs continue to be a challenge in California. The Company has undertaken significant safety programs to address these costs and the Company is being more proactive in the handling of its claims. In addition to these measures, which are helping, the Company believes that its workers' compensation costs should be further reduced by recent state reforms, although no assurance can be provided.

     Other factors leading to the improvement in gross profit margin percentage from last year's third quarter include higher sales, production levels and price increases, partially offset by various items including production inefficiencies and increased discounting. Both National RV and Country Coach have increased production during the nine months ended September 30, 2004.

     As new and revitalized products have come on-line, the Company has seen a rise in wholesale deliveries and an improvement in Class A retail market share, from 5.9% for the first eight months of 2003 to 6.7% for the first eight months of 2004. Both the industry and the Company have experienced a shift to the more profitable diesel versus gas product lines. Stronger product offerings and the resulting increase in demand have reduced the need to discount many of the Company's products through the first nine months of 2004 though there can be no assurance that future demand and competitive conditions will not cause the Company to increase discounts in future periods.

Looking Forward

     Many of the same objectives the Company addressed last year remain in place for the current year. Aggressive product development, cost containment, and increased customer satisfaction are three of those objectives.

     The 2004 third quarter saw the release of the remaining 2005 model year offerings. National R.V. expects to introduce the Tradewinds and Islander diesel-powered products at the industry's annual tradeshow in early December 2004.

     Cost containment remains a high priority, specifically in the manufacturing cost areas, warranty, and workers' compensation. The Company continues to focus on improving the quality of its motorhomes resulting in decreased warranty costs. Also, the Company has instituted a number of safety programs, which have already resulted in measurably reduced workers' compensation costs. The Company expects further progress in containing its costs as it continues to implement lean manufacturing concepts.

     The Company is continually striving to increase its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

     A renewed focus on dealer acquisition and enhanced training programs for the Company's workforce, service centers, dealers, and consumers are also key initiatives. The Company has already undertaken efforts in the areas of safety; with new distance learning capabilities, the Company is looking forward to broadcasting its service training programs directly to dealers and service providers, driving the movement for increased customer satisfaction in areas of technical maintenance. In addition, factory-training programs are providing the Company's customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

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

     Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectibility is reasonably assured. Assuming that all of the above criteria were satisfied, sales are recorded by the Company when the unit is accepted by the dealer.

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

     Deferred Tax Asset. As of September 30, 2004, the Company had a deferred tax asset of $9.7 million, which includes the tax benefit of operating loss carryforwards of $5.0 million. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. At September 30, 2004, the Company had working capital of $57.4 million compared to $49.7 million at December 31, 2003. This increase of $7.7 million was primarily due to a $17.2 million increase in inventory and a $7.0 million increase in accounts receivable, partially offset by an $8.2 million increase in accounts payable and a $7.2 million book overdraft increase. Both the increase in accounts payable and the increase in inventory are primarily due to the Company's purchasing and production increases to meet the market demand for its products. During the first nine months of 2004, the Company used cash in its operations of $11.0 million, compared to $2.1 million of cash provided by its operations during the first nine months of 2003.

     Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2004. This is primarily comprised of $3.4 million in purchases of property, plant, and equipment, partially offset by proceeds of $1.9 million from the sale of real property, and by proceeds of $0.5 million received as partial payment from the sale of the travel trailer business.

     Net cash provided by financing activities was $9.9 million for the nine months ended September 30, 2004, which was primarily explained by an increase in book overdraft of $7.2 million and advances under the line of credit of $2.2 million.

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

     The Company has funded its financial needs primarily through operations and its existing line of credit. At September 30, 2004, the Company had cash and cash equivalents of $11,000 (excluding restricted cash totaling $0.3 million dollars required to secure a letter-of-credit in connection with one of the Company's insurance policies), working capital of $57.4 million, and $12.5 million available under the credit facility. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins. The Company has an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC). This credit facility expires August 2005. The Company has reserved $0.3 million from the line-of-credit for one month's rent on the CCI facility. The remaining $14.7 million is available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2004, the Company had outstanding advances under the line-of-credit totaling $2.2 million and the Company was not in default with any covenants of its loan agreement with UPSC.

     In August 2004, the Company entered into an agreement to acquire for $3 million approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The closing of the purchase is subject to customary closing conditions and is expected to occur in early 2005. The Company believes the combination of internally generated funds and unused borrowing availability will be sufficient to meet this obligation.

     Management is focused on continuing to improve liquidity through certain initiatives throughout 2004 including: i) a reduction of manufacturing costs resulting from the continued implementation of lean manufacturing concepts, ii) further reduction of warranty costs, and iii) a reduction of workers' compensation costs.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company's Consolidated Statements of Operations:


                                                   Percentage of Net Sales
                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                         2004       2003       2004       2003
                                         ----       ----       ----       ----
Net sales.............................  100.0%     100.0%     100.0%     100.0%
Cost of goods sold....................   92.5       95.4       92.2       99.4
    Gross profit......................    7.5        4.6        7.8        0.6
Selling expenses......................    3.0        3.4        2.9        3.8
General and administrative expenses...    2.6        1.8        2.6        2.4
Other expense.........................    0.3        0.0        0.1        0.0
                                        -----      -----      -----      -----
    Operating income (loss)...........    1.6       (0.6)       2.2       (5.6)
Interest expense......................    0.0        0.1        0.0        0.1
Other income..........................   (0.0)      (0.0)      (0.0)      (0.0)
                                        -----      -----      -----      -----
   Income (loss) from continuing
   operations before income taxes.....    1.6       (0.7)       2.2       (5.7)
Provision (benefit) for income taxes..    0.7       (0.3)       0.9       (2.1)
Income (loss) from continuing
operations............................    0.9%      (0.4)%      1.3%      (3.6)%
                                        -----      -----      -----      -----

Loss from discontinued operations.....    1.3        0.6        0.6        0.6
Gain from sale of discontinued
operations............................   (0.3)      (0.0)      (0.1)      (0.0)
Benefit for income taxes..............   (0.4)      (0.2)      (0.2)      (0.2)
                                        -----      -----      -----      -----
Net loss from discontinued operations.   (0.6)      (0.4)      (0.3)      (0.4)
                                        -----      -----      -----      -----
  Net income (loss)...................    0.3%      (0.8)%      1.0%      (4.0)%
                                        =====      =====      =====      =====

     Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months Ended September 30, 2003:
(Amounts in tables are in thousands, except percentages)

Net sales
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003      2004          2003
                                   ----           ----      ----          ----
Net sales....................   $117,457  38.8% $84,640  $340,977 54.3% $220,979
as a percent of net sales....     100.0%         100.0%    100.0%         100.0%

     Net sales of $117.5 million for the quarter ended September 30, 2004 represent an increase of $32.8 million or 38.8% from the same quarter last year. Third quarter wholesale unit shipments of diesel motorhomes were 330, up 11% from 297 units during the same period last year. Quarterly shipments of gas motorhomes were 494, up 54% from 321 units during the same period last year.

     Net sales of $341.0 million for the nine months ended September 30, 2004 represent an increase of $120.0 million or 54.3% from the same period last year. Wholesale unit shipments of diesel motorhomes were 1,066, up 42% from 752 units during the same period last year. Wholesale unit shipments of gas motorhomes were 1,362, up 44% from 946 units during the same period last year.

     Revenues in the quarter for National RV were $61.8 million, up 47% from $42.0 million for the third quarter of last year. Revenues in the quarter for Country Coach were $55.7 million, up 31% from $42.6 million for the third quarter of last year. Revenues during the first nine months for National RV were $181.4 million, up 41% from $128.6 million during the first nine months of 2003. Revenues during the first nine months for Country Coach were $159.6 million, up 73% from $92.4 million during the first nine months of 2003. The increase in net sales is mainly attributable to strong sales of National RV's Tropi-Cal which was introduced in the first quarter of 2003 and of Country Coach's Inspire which was introduced in the second quarter of 2003, as well as an overall increase in the demand for the Company's other products. The Company also benefited from a healthy economy and strong industry demand.

Gross profit margin
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003    2004           2003
                                   ----           ----    ----           ----
Gross profit margin.........       7.5%   63.0%   4.6%    7.8%  100.0%   0.6%

     The gross profit margin for the third quarter of 2004 was 7.5% compared to a 4.6% gross margin for the same period last year. For the first nine months of 2004, the gross profit margin was 7.8% compared to a 0.6% gross profit margin for the same period last year. The primary factors that led to the improved gross margins were higher production levels, product price increases, and reduced workers' compensation costs, with the third quarter gross profit margin also being partially offset by various items including production inefficiencies and increased discounting.

Selling expenses
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003    2004           2003
                                   ----           ----    ----           ----
Selling expenses.............     $3,512  23.4% $2,845   $9,898 19.5%   $8,285
as a percent of net sales....       3.0%          3.4%     2.9%           3.8%

     Selling expenses increased $0.7 million or 23.4% for the three months ended September 30, 2004 over the same period last year. Selling expenses for the nine months ended September 30, 2004 increased $1.6 million or 19.5% over the same period last year. Sales costs increased mainly due to increased sales commissions resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due to higher sales over which to spread the fixed selling expenses.

General and administrative expenses
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003    2004           2003
                                   ----           ----    ----           ----
General and administrative
 expenses.....................   $3,063   98.5% $1,543   $8,643 59.8%   $5,407
as a percent of net sales.....     2.6%           1.8%     2.6%           2.4%

     General and administrative expenses totaling $3.1 million for the quarter ended September 30, 2004 were up $1.5 million, or 98.5%, compared to the same period last year. For the first nine months of 2004, general and administrative expenses were $8.6 million, representing an increase of $3.2 million, or 59.8%, compared to the same period last year. The increase in general and administrative expenses is due to increased expenses related to compliance with the Sarbanes-Oxley Act, increased personnel expenses, a new employee incentive program, and increased training (principally safety) expenses.

Other expense
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                  2004            2003    2004            2003
                                  ----            ----    ----            ----
Other expense...............      $374   100.0%    -      $374  100.0%     -
as a percent of net sales...      0.3%            0.0%    0.1%            0.0%

     Other expense for the three months and nine months ended September 30, 2004 was primarily the impairment charge on the real property in Florida.

Interest expense
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003    2004           2003
                                   ----           ----    ----           ----
Interest expense............       $52 (38.8)%    $85     $130 (57.9)%   $309
as a percent of net sales...       0.0%           0.1%     0.0%           0.1%

     Interest expense for the three months ended September 30, 2004 and 2003 was $0.05 million and $0.09 million, respectively. For the first nine months of 2004, interest expense was $0.1 million compared to $0.3 million for the same period last year. The reduction in interest expense is attributable to lower borrowing on the line of credit when comparing the third quarter of 2004 to the same period last year. As a percentage of net sales, interest expense for these periods was immaterial.

Other income
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003    2004           2003
                                   ----           ----    ----           ----
Other income................      $(25) 100.0%    $(2)   $(72) 100.0%    $(6)
as a percent of net sales...      (0.0)%         (0.0)%  (0.0)%         (0.0)%


     The components of other income during the three months and nine months ended September 30, 2004 are immaterial. The other income during the same period in 2003 was immaterial.

Provision (benefit) for income taxes
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                  2004            2003    2004            2003
                                  ----            ----    ----            ----
Provision (benefit) for
 income taxes..............       $758    N/A    $(217) $2,985   N/A   $(4,723)
as a percent of net sales..       0.7%            (0.3)%  0.9%            (2.1)%

     The effective tax rate for the three and nine months ending September 30, 2004 was 41.9% and 39.3% respectively, compared to 37.0% for the same periods last year. The increase in the effective tax rate for the three and nine months ending September 30, 2004 was the result of a higher Federal tax rate, related to projected increases in annual pre-tax profit, and increased state tax rates and obligations.

Net loss from discontinued operations
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                       Percent Change       Percent Change
                                   2004           2003    2004           2003
                                   ----           ----    ----           ----
Net loss from discontinued
operations....................   $(695)   N/A    $(317) $(1,105) N/A    $(774)
as a percent of net sales.....    (0.6)%          (0.4)%   (0.3)%        (0.4)%

     On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The net loss from discontinued operations for the three months ended September 30, 2004 was $0.7 million compared to a net loss of $0.3 million for the same period last year. The net loss for the nine months ended September 30, 2004 was $1.1 million compared to a net loss of $0.8 million for the same period last year. The net loss on discontinued operations for the three and nine month ended September 30, 2004 included a pre-tax gain on the sale of $0.3 million.

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

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company will be required, beginning with its fiscal year ending December 31, 2004, to include in its annual report management's assessment of the effectiveness of the Company's internal controls over financial reporting and the Company's audited financial statements as of the end of its prior fiscal year. Furthermore, the Company's independent registered public accountants, PricewaterhouseCoopers LLP, will be required to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal controls over financial reporting based on its audit. The Company has not yet completed the documentation of its internal controls nor its assessment of the effectiveness of internal controls over financial reporting for purposes of the Sarbanes-Oxley Act of 2002. As a result, PricewaterhouseCoopers LLP has advised the Company that it has serious concerns that the Company may not be in a position to complete its work on a timely basis. The Company continues to diligently and vigorously review its internal controls over financial reporting in order to ensure compliance with the Section 404 requirements, however, due to the number of controls to be examined, the complexity of the project, as well as the subjectivity involved in determining effectiveness of controls, the Company cannot be certain that it will complete its Section 404 compliance work on a timely basis or, if it does, that all of the Company's internal controls will be considered effective. In addition, the guidelines for the evaluation and attestation of internal controls systems have only recently been formalized, and the evaluation and attestation processes are new and untested. Therefore, the Company can give no assurances that its systems will satisfy the new regulatory requirements.

If the Company fails to timely complete its Section 404 compliance work, including this assessment, or if the Company's independent public accounting firm cannot timely attest to the Company's assessment, the Company could be subject to regulatory sanctions and a loss of public confidence in its internal controls. Also, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company's operating results or commercial relationships or cause the Company to fail to timely meet its regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of the Company's stock.

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On September 24, 2004 the Company modified its Loan Agreement with UPS Capital Corporation to amend one of the financial covenants.

ITEM 6. EXHIBITS

        Exhibits

     31.1 Certification   of   Chief   Executive   Officer   pursuant   to  Rule
          13a-14(a)/15d-14(a) of the Exchange Act.

     31.2 Certification   of   Chief   Financial   Officer   pursuant   to  Rule
          13a-14(a)/15d-14(a) of the Exchange Act.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     10.1 Loan Modification Agreement No. 2 dated as of September 24, 2004 between UPS Capital Corporation and the Company.

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



                                                NATIONAL R.V. HOLDINGS, INC.
                                                ----------------------------
                                                        (Registrant)

Date: November 12, 2004                         By /s/ JOSEPH W. HANSEN, Esq.
                                                -----------------------------
                                                Joseph W. Hansen
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                 Financial Officer)