Form 10-Q/A
period 2004-09-30
NATIONAL RV HOLDINGS INC
filed 2005-10-11
CIK 910655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12085

NATIONAL R.V. HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0371079
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3411 N. Perris Blvd., Perris, California	92571
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (951) 943-6007

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer.

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2004
Common stock, par value $.01 per share	10,245,440

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) amends the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2004, and is being filed to reflect the restatement of the consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, as discussed in Note 2 thereto.

As described in the Form 8-K filed by National R.V. Holdings, Inc. (the “Company”) with the Securities and Exchange Commission on April 4, 2005, the Company announced it will restate its financial statements for the third quarter of 2004. The restatement reflects the Company’s determination that it did not correctly recognize revenue for or with respect to a limited number of motorhomes sold in the third quarter of 2004 under a deferred payment arrangement because the Company held the manufacturer’s certificate of origin as security for payment. The Company determined that revenues of approximately $4.5 million previously recognized in the third quarter 2004 should have been recognized in the fourth quarter 2004, resulting in a $0.02 reduction to the Company’s third quarter 2004 diluted earnings per share.

In addition, the Company determined that the gain it recognized on the sale of its travel trailer business at the end of the third quarter 2004 was overstated by $0.06 million which amount represented the implied interest portion of the note receivable the Company received from Weekend Warrior, the purchasing company. This adjustment did not affect the Company’s third quarter 2004 discontinued operations diluted loss per share.

In addition, subsequent to the filing of the Company’s Form 8-K on April 4, 2005, the Company determined that a restatement of its prior period statements of operations is required to reclassify dealer sales incentives, which include rebates, floorplan interest reimbursement and retail salespersons incentives paid to dealers or dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. These dealer sales incentives are required to be reclassified from selling expenses to a reduction of revenue as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $0.5 million and $1.6 million for the three and nine months ended September 30, 2004, respectively. Net sales, gross profit and selling expenses were reduced by $0.3 million and $1.4 million for the three and nine months ended September 30, 2003, respectively. This adjustment had no impact on net (loss) income as previously reported.

Except for the foregoing amended information required to reflect the effects of the restated consolidated financial statements, this Form 10-Q/A continues to describe conditions as presented in the original report on Form 10-Q. The Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 12, 2004. Accordingly, this Form 10-Q/A should be read in conjunction with filings made with the SEC subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended (and conforming changes have been made where indicated as restated) as a result of the restatement:

Part I - Item 1 - Financial Statements (unaudited)

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 - Controls and Procedures

Concurrently with the filing of this Form 10-Q/A, the Company is filing with the SEC the Form 10-K as of and for the year ended December 31, 2004, which includes the financial statements as of December 31, 2003 and the two years ended December 31, 2003, on a restated basis. No amendments have been made to our previously filed Annual Reports on Form 10-K for fiscal years 2002 or 2003, or the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and therefore they should not be relied upon.

NATIONAL R.V. HOLDINGS, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited) (Restated) Consolidated Balance Sheets – September 30, 2004 and December 31, 2003

Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2004 and 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 5.	Other Information

Item 6.	Exhibits

Signature

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2004	2003
	(As Restated Note 2)

ASSETS
Current assets:
Cash and cash equivalents	$11	$2,059
Restricted cash	250	250
Receivables, less allowance for doubtful accounts ($103 and $132, respectively)	23,479	20,978
Inventories	72,884	51,659
Deferred income taxes	6,058	7,955
Note receivable	2,682	—
Prepaid expenses	3,270	1,658
Assets held for sale	1,669	—
Total current assets	110,303	84,559
Property, plant and equipment, net	37,312	40,833
Long-term deferred income taxes	3,805	3,805
Other	1,242	1,252
	$152,662	$130,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit	$2,150	$—
Book overdraft	7,228	—
Current portion of long-term debt	1	19
Accounts payable	22,310	14,101
Accrued expenses	21,497	20,770
Total current liabilities	53,186	34,890
Long-term accrued expenses	7,716	7,569
Total liabilities	60,902	42,459

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $.01 par value; 25,000,000 shares authorized, 10,242,940 and 10,190,230 issued and outstanding, respectively	102	102
Additional paid-in capital	36,960	36,463
Retained earnings	54,698	51,425
Total stockholders’ equity	91,760	87,990
	$152,662	$130,449

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As Restated	(As Restated	(As Restated	(As Restated
	Note 2)	Note 2)	Note 2)	Note 2)

Net sales	$112,525	$84,365	$334,953	$219,603
Cost of goods sold	104,606	80,756	310,336	219,749
Gross profit (loss)	7,919	3,609	24,617	(146)
Selling expenses	3,003	2,570	8,298	6,907
General and administrative expenses	3,063	1,543	8,642	5,407
Other expense	374	—	374	—
Operating income (loss)	1,479	(504)	7,303	(12,460)
Interest expense	52	85	130	309
Other income	(25)	(2)	(72)	(6)
Income (loss) from continuing operations before income taxes	1,452	(587)	7,245	(12,763)
Provision (benefit) for income taxes	608	(217)	2,835	(4,723)
Income (loss) from continuing operations	844	(370)	4,410	(8,040)
Loss from discontinued operations	1,532	503	2,155	1,230
Gain from sale of discontinued operations	(281)	—	(281)	—
Benefit for income taxes	(524)	(186)	(737)	(455)
Net loss from discontinued operations	(727)	(317)	(1,137)	(775)
Net income (loss)	$117	$(687)	$3,273	$(8,815)

Basic earnings (loss) per common share:
Continuing operations	$0.08	$(0.04)	$0.43	$(0.82)
Discontinued operations	$(0.07)	$(0.03)	$(0.11)	$(0.08)
Total	$0.01	$(0.07)	$0.32	$(0.90)

Diluted earnings (loss) per common share:
Continuing operations	$0.08	$(0.04)	$0.42	$(0.82)
Discontinued operations	$(0.07)	$(0.03)	$(0.11)	$(0.08)
Total	$0.01	$(0.07)	$0.31	$(0.90)

Weighted average number of shares:
Basic	10,222	9,835	10,203	9,833
Diluted	10,426	9,835	10,392	9,833

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
	(As Restated Note 2)

Cash flows from operating activities:
Net income (loss)	$3,273	$(8,815)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,881	2,959
Bad debt (recovery) expense	(1)	43
Loss on asset disposal	61	3
Deferred income tax provision (benefit)	1,897	(4,876)
Changes in assets and liabilities, net of discontinued operations:
Increase in receivables	(2,500)	(11,618)
(Increase) decrease in inventories	(24,057)	11,326
Decrease in income taxes receivable	—	7,015
(Increase) decrease in prepaid expenses	(1,612)	628
Increase in accounts payable	8,209	6,256
Increase (decrease) in accrued expenses	874	(827)
Net cash (used in) provided by operating activities	(10,975)	2,094

Cash flows from investing activities:
Decrease (increase) in other assets	10	(177)
Proceeds from sale of assets	1,932	3
Proceeds from sale of discontinued operation	500	—
Purchases of property, plant and equipment	(3,372)	(1,196)
Net cash used in investing activities	(930)	(1,370)

Cash flows from financing activities:
Net advances under (payments on) line of credit	2,150	(1,727)
Increase in book overdraft	7,228	499
Principal payments on long-term debt	(18)	(17)
Proceeds from issuance of common stock	497	518
Net cash provided by (used in) financing activities	9,857	(727)

Net decrease in cash	(2,048)	(3)
Cash and cash equivalents, beginning of period	2,059	14
Cash and cash equivalents, end of period	$11	$11

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - GENERAL

In the opinion of National R.V. Holdings, Inc. (collectively, with its subsidiaries National R.V., Inc. (NRV) and Country Coach, Inc. (CCI) referred to herein as the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the financial position, results of operations and cash flows for all periods presented. Results for the interim periods are not necessarily indicative of the results for an entire year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s latest annual report on Form 10-K. Certain reclassifications, none of which affected net income or loss or retained earnings, have been made to prior period amounts to conform to current period presentation.

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

The financial statements included herein have been restated for three correcting adjustments. These adjustments are discussed in more detail below.

Correction of accounting for dealer sales incentives. The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The statements of operations for the three and nine months ended September 30, 2004 and 2003 have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $0.5 million and $1.6 million for the three and nine months ended September 30, 2004, respectively. Net sales, gross profit and selling expenses were reduced by $0.3 million and $1.4 million for the three and nine months ended September 30, 2003, respectively. This adjustment had no impact on net (loss) income as previously reported.

Correction of accounting for deferred payment motorhome sales. The financial statements reflect the removal of certain motorhome sales previously included in the third quarter 2004 financial statements. The restatement reflects the Company’s determination that it did not correctly recognize revenue with respect to a limited number of motorhomes sold in the third quarter of 2004 under a deferred payment arrangement because the Company held the manufacturer’s certificate of origin as security for payment. The Company determined that revenues of approximately $4.5 million previously recognized in the third quarter 2004 should have been recognized in the fourth quarter 2004, resulting in a reduction of $0.2 million to net income and a $0.02 reduction to the Company’s third quarter 2004 diluted earnings per share.

Correction of accounting for gain on sale of travel trailer business. The Company determined that the gain it recognized on the sale of its travel trailer business at the end of the third quarter 2004 was overstated by $0.06 million which amount represented the implied interest portion of the note receivable the Company received from Weekend Warrior, the purchasing company. This adjustment did not affect the Company’s third quarter 2004 discontinued operations diluted loss per share.

The consolidated financial statements for the three and nine months ended September 30, 2004 have been restated as follows (in thousands, except per share amounts):

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	As previously reported	As restated	As previously reported	As restated
Net sales	$117,457	$112,525	$340,977	$334,953
Cost of goods sold	108,672	104,606	314,402	310,336
Gross profit	8,785	7,919	26,575	24,617
Selling expenses	3,512	3,003	9,899	8,298
Operating income	1,836	1,479	7,660	7,303
Income from continuing operations before income taxes	1,809	1,452	7,602	7,245
Provision for income taxes	758	608	2,985	2,835
Income from continuing operations	1,051	844	4,617	4,410
Gain from sale of discontinued operations	(336)	(281)	(336)	(281)
Income taxes related to discontinued operations	(501)	(524)	(714)	(737)
Net loss from discontinued operations	(695)	(727)	(1,105)	(1,137)
Net income	356	117	3,512	3,273

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.45	$0.43
Discontinued operations	(0.07)	(0.07)	(0.11)	(0.11)
Total	$0.03	$0.01	$0.34	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.44	$0.42
Discontinued operations	(0.07)	(0.07)	(0.10)	(0.11)
Total	$0.03	$0.01	$0.34	$0.31

Weighted average number of shares:
Basic	10,222	10,222	10,203	10,203
Diluted	10,426	10,426	10,392	10,392

Balance Sheets

	September 30, 2004
	As previously reported	As restated
Receivables, net	$27,941	$23,479
Inventories	68,818	72,884
Deferred income taxes (current portion)	5,885	6,058
Note receivable	2,737	2,682
Accrued expenses (current portion)	21,536	21,497
Retained earnings	54,937	54,698

Statements of Cash Flows

	Nine Months Ended
	September 30, 2004
	As previously reported	As restated
Net income	$3,512	$3,273
Loss on asset disposal	6	61
Decrease in deferred income tax provision	2,070	1,897
Increase in receivables	(6,962)	(2,500)
Increase in inventories	(19,991)	(24,057)
Increase in accrued expenses	913	874
Net cash (used in) provided by operating activities	(10,975)	(10,975)
Net cash used in investing activities	(930)	(930)
Net cash provided by (used in) financing activities	9,857	9,857

The consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as follows (in thousands, except per share amounts):

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	As previously reported	As restated	As previously reported	As restated
Net sales	$84,640	$84,365	$220,979	$219,603
Gross profit (loss)	3,884	3,609	1,230	(146)
Selling expenses	2,845	2,570	8,283	6,907

NOTE 3 – CONTINUATION OF LOSSES

Although the Company experienced a net profit in the first nine months of 2004 of $3.3 million compared to a net loss of $8.8 million, restated, during the same period last year, the Company had net losses totaling $8.4 million, restated, and $19.9 million, restated, for the years ended December 31, 2003 and 2002, respectively. Continued losses could reduce the Company’s liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development.  This could have a negative effect on the Company’s ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance.  This could in turn, have a negative impact on sales and earnings.  If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company’s losses in 2003 and 2002 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company’s goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers’ compensation reserve increase in 2002 and continued high workers’ compensation costs in 2003.  There are no assurances that the conditions that have resulted in the Company’s losses in the past will not continue through 2005 and beyond.

NOTE 4 – STOCK BASED COMPENSATION

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

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which amends SFAS Statement 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair-value method had been applied. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation:

All amounts in thousands except per share amounts

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss) – as restated	$117	$(687)	$3,273	$(8,815)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	138	64	431	253
Pro forma net income (loss)	$(21)	$(751)	$2,842	$(9,068)

Basic earnings (loss) per share as reported	$0.01	$(0.07)	$0.32	$(0.90)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.01	0.04	0.02
Basic earnings (loss) per share pro forma	$—	$(0.08)	$0.28	$(0.92)

Diluted earnings (loss) per share as reported	$0.01	$(0.07)	$0.31	$(0.90)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.01	0.04	0.02
Diluted earnings (loss) per share pro forma	$—	$(0.08)	$0.27	$(0.92)

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

September 30, 2004

Dividend yield	0.0%
Expected volatility	279.1%
Risk-free interest rate	3.45%
Expected lives	4 years

NOTE 5 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003

Finished goods	$12,023	$8,957
Work-in-process	32,256	22,142
Raw materials	18,348	13,902
Chassis	10,257	6,658
Total inventories	$72,884	$51,659

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2004	2003

Current accrued expenses:
Workers’ compensation self-insurance reserve	$2,975	$3,561
Warranty reserve	8,621	8,312
Payroll and other accrued expenses	9,901	8,897
Total current accrued expenses	$21,497	$20,770

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$6,702	$6,499
Warranty reserve	219	348
Deferred compensation	795	722
Total long-term accrued expenses	$7,716	$7,569

NOTE 6 – CREDIT FACILITY

As of September 30, 2004, the Company had an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC) expiring in August 2005. As of September 30, 2004, the Company had reserved $0.3 million from the line-of-credit for three months’ rent on the CCI facility, and the remaining $14.7 million was available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points, which was 5.50% at September 30, 2004. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2004, the Company had outstanding loans under the line-of-credit totaling $2.2 million and the Company was not in default with any covenants of its loan agreement with UPSC.

NOTE 7 – EARNINGS (LOSS) PER SHARE

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

All amounts in thousands except per share amounts.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income (loss) – as restated	$117	$(687)	$3,273	$(8,815)
Basic weighted average common shares outstanding	10,222	9,835	10,203	9,833
Effect of dilutive stock options	204	—	189	—
Diluted weighted average common shares outstanding	10,426	9,835	10,392	9,833

Basic earnings (loss) per share	$0.01	$(0.07)	$0.32	$(0.90)

Diluted earnings (loss) per share	$0.01	$(0.07)	$0.31	$(0.90)

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

NOTE 8 – DISCONTINUED OPERATIONS

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. The note receivable has been recorded in the accompanying consolidated balance sheets net of $0.06 million of an unamortized discount for imputed interest. Furthermore, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months. Net sales from discontinued operations for the three and nine months ended September 30, 2004 were $1.4 million and $14.7 million, respectively. For the three and nine months ended September 30, 2004 the Company recorded a net loss from discontinued operations of $0.7 million and $1.1 million, respectively. This net loss included a pre-tax gain on the sale of the discontinued operations of $0.3 million.

NOTE 9 – ASSETS HELD FOR SALE

On October 5, 2004, the Company closed on the sale of land located in Florida. At September 30, 2004, the Company recorded this property as an asset held for sale and recorded an impairment loss of $0.3 million related to the sale of this property which has been recorded in other operating expenses in the accompanying consolidated statements of operations.

NOTE 10 – COMMITMENTS AND GUARANTEES

As is customary in the industry, the Company generally agrees with its dealers’ lenders to repurchase any unsold RVs in certain circumstances. Although the Company’s maximum potential exposure under these agreements approximated $111 million at September 30, 2004, as with accounts receivable, the risk of loss was spread over numerous dealers and lenders and was further reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position or results of operations.

The Company’s warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, as part of the warranty reserve the Company’s recall reserve is established, as necessary, based on management’s estimate of the cost per unit to remedy the problem and the estimated number of units that will ultimately be brought in for the repair.

Nine Months Ended September 30, 2004 (in thousands)

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Warranty reserve	$8,660	$10,033	$9,853	$8,840

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company’s operating results; ; any material weaknesses in the Company’s internal control over financial reporting or any failure to implement required new or improved controls; resumption of losses; seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request. The Company undertakes no obligation to revise or update publicly any forward looking statements for any reason.

Restatement of Financial Statements

The financial statements included herein have been restated for three correcting adjustments. These adjustments are discussed in more detail below.

Correction of accounting for dealer sales incentives. The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The statements of operations for the three and nine months ended September 30, 2004 and 2003 have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $0.5 million and $1.6 million for the three and nine months ended September 30, 2004, respectively. Net sales, gross profit and selling expenses were reduced by $0.3 million and $1.4 million for the three and nine months ended September 30, 2003, respectively. This adjustment had no impact on net (loss) income as previously reported.

Correction of accounting for deferred payment motorhome sales. The financial statements reflect the removal of certain motorhome sales previously included in the third quarter 2004 financial statements. The restatement reflects the Company’s determination that it did not correctly recognize revenue with respect to a limited number of motorhomes sold in the third quarter of 2004 under a deferred payment arrangement because the Company held the manufacturer’s certificate of origin as security for payment. The Company determined that revenues of approximately $4.5 million previously recognized in the third quarter 2004 should have been recognized in the fourth quarter 2004, resulting in a reduction of $0.2 million to net income and a $0.02 reduction to the Company’s third quarter 2004 diluted earnings per share.

Correction of accounting for gain on sale of travel trailer business. The Company determined that the gain it recognized on the sale of its travel trailer business at the end of the third quarter 2004 was overstated by $0.06 million which amount represented the implied interest portion of the note receivable the

Company received from Weekend Warrior, the purchasing company. This adjustment did not affect the Company’s third quarter 2004 discontinued operations diluted loss per share.

The consolidated financial statements for the three and nine months ended September 30, 2004 have been restated as follows (in thousands, except per share amounts):

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	As previously reported	As restated	As previously reported	As restated
Net sales	$117,457	$112,525	$340,977	$334,953
Cost of goods sold	108,672	104,606	314,402	310,336
Gross profit	8,785	7,919	26,575	24,617
Selling expenses	3,512	3,003	9,899	8,298
Operating income	1,836	1,479	7,660	7,303
Income from continuing operations before income taxes	1,809	1,452	7,602	7,245
Provision for income taxes	758	608	2,985	2,835
Income from continuing operations	1,051	844	4,617	4,410
Gain from sale of discontinued operations	(336)	(281)	(336)	(281)
Income taxes related to discontinued operations	(501)	(524)	(714)	(737)
Net loss from discontinued operations	(695)	(727)	(1,105)	(1,137)
Net income	356	117	3,512	3,273

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.45	$0.43
Discontinued operations	(0.07)	(0.07)	(0.11)	(0.11)
Total	$0.03	$0.01	$0.34	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.44	$0.42
Discontinued operations	(0.07)	(0.07)	(0.10)	(0.11)
Total	$0.03	$0.01	$0.34	$0.31

Weighted average number of shares:
Basic	10,222	10,222	10,203	10,203
Diluted	10,426	10,426	10,392	10,392

Balance Sheets

	September 30, 2004
	As previously reported	As restated
Receivables, net	$27,941	$23,479
Inventories	68,818	72,884
Deferred income taxes (current portion)	5,885	6,058
Note receivable	2,737	2,682
Accrued expenses (current portion)	21,536	21,497
Retained earnings	54,937	54,698

Statements of Cash Flows

	Nine Months Ended
	September 30, 2004
	As previously reported	As restated
Net income	$3,512	$3,273
Loss on asset disposal	6	61
Decrease in deferred income tax provision	2,070	1,897
Increase in receivables	(6,962)	(2,500)
Increase in inventories	(19,991)	(24,057)
Increase in accrued expenses	913	874
Net cash (used in) provided by operating activities	(10,975)	(10,975)
Net cash used in investing activities	(930)	(930)
Net cash provided by (used in) financing activities	9,857	9,857

The consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as follows (in thousands, except per share amounts):

Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	As previously reported	As restated	As previously reported	As restated
Net sales	$84,640	$84,365	$220,979	$219,603
Gross profit (loss)	3,884	3,609	1,230	(146)
Selling expenses	2,845	2,570	8,283	6,907

Overview

For the third quarter of 2004, the Company’s income from continuing operations increased to $0.8 million compared to a loss of $0.4 million for the same quarter last year. The third quarter’s earnings per diluted share from continuing operations were $0.08 compared to a loss per diluted share from continuing operations of $0.04 for the third quarter of 2003. Income from continuing operations for the nine months ended September 30, 2004 was $4.4 million or $0.42 per diluted share compared to a loss from continuing operations in the same period of 2003 of $8.0 million or $0.82 per diluted share. Net sales, from continuing operations, for the third quarter of 2004 increased to $112.5 million from $84.3 million for the third quarter of 2003, an increase of 33%.

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

Net income for the third quarter of 2004 was $0.1 million, or $0.01 per diluted share, as compared to a net loss of $0.7 million, or $0.07 per diluted share in the third quarter of 2003. The Company’s improved results were driven by stronger demand for its products as well as progress made by the Company in its gross margins compared to those in the comparable periods of 2003. The Company’s results for the first three quarters of 2004 have also benefited from a healthy economy and strong industry demand.

Operating Performance

Continual effort to improve the safety of the workforce and decrease its workers’ compensation costs resulted in an approximate $1.0 million reduction in workers’ compensation costs for the third quarter of 2004 compared to the third quarter of 2003. Continued reductions are part of the strategy throughout 2004, though workers’ compensation costs continue to be a challenge in California. The Company has undertaken significant safety programs to address these costs and the Company is being more proactive in the handling of its claims. In addition to these measures, which are helping, the Company believes that its workers’ compensation costs should be further reduced by recent state reforms, although no assurance can be provided.

Other factors leading to the improvement in gross profit margin percentage from last year’s third quarter include higher sales, production levels and price increases, partially offset by various items including production inefficiencies and increased discounting. Both National RV and Country Coach have increased production during the nine months ended September 30, 2004.

As new and revitalized products have come on-line, the Company has seen a rise in wholesale deliveries and an improvement in Class A retail market share, from 5.9% for the first eight months of 2003 to 6.7% for the first eight months of 2004. Both the industry and the Company have experienced a shift to the more profitable diesel versus gas product lines. Stronger product offerings and the resulting increase in demand have reduced the need to discount many of the Company’s products through the first nine months of 2004 though there can be no assurance that future demand and competitive conditions will not cause the Company to increase discounts in future periods.

Looking Forward

Many of the same objectives the Company addressed last year remain in place for the current year. Aggressive product development, cost containment, and increased customer satisfaction are three of those objectives.

The 2004 third quarter saw the release of the remaining 2005 model year offerings. National R.V. expects to introduce the Tradewinds and Islander diesel-powered products at the industry’s annual tradeshow in early December 2004.

Cost containment remains a high priority, specifically in the manufacturing cost areas, warranty, and workers’ compensation. The Company continues to focus on improving the quality of its motorhomes resulting in decreased warranty costs. Also, the Company has instituted a number of safety programs, which have already resulted in measurably reduced workers’ compensation costs. The Company expects further progress in containing its costs as it continues to implement lean manufacturing concepts.

The Company is continually striving to increase its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

A renewed focus on dealer acquisition and enhanced training programs for the Company’s workforce, service centers, dealers, and consumers are also key initiatives. The Company has already undertaken efforts in the areas of safety; with new distance learning capabilities, the Company is looking forward to broadcasting its service training programs directly to dealers and service providers, driving the movement for increased customer satisfaction in areas of technical maintenance. In addition, factory-training programs are providing the Company’s customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: i) the most important to the portrayal of the Company’s financial condition and results of operations, and ii) that require the Company’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Valuation of Long-Lived Assets. Effective the first quarter of fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When the Company determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. The following table provides the estimated useful lives used for each asset type:

Computer software / hardware	3 – 5 years
Furniture and fixtures	7 years
Machinery and equipment	7 years
Buildings and building improvements	40 years

Warranty Reserve. The Company’s warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims and historical experience. Also, the Company’s recall reserve is established, as necessary, based on management’s estimate of the cost per unit to remedy a recall problem and the estimated number of units that will ultimately be brought in for the repair. In addition, from time to time, the Company is involved in warranty or

“lemon law” litigation arising out of its operations in the normal course of business. To date, the number of such matters as a percentage of sales is low and the aggregate cost to the Company for these actions have not been material. While the Company’s warranty costs have historically been within its expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same warranty costs that it has in the past. A significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company’s operating results for the period or periods in which such claims or additional costs materialize.

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104. SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectability is reasonably assured. During the fourth quarter of 2004, NRV began delivering motorhomes to its customers through independent third party carriers. Title and risks of rewards of ownership are transferred to a customer upon delivery of a motorhome to a third party carrier. When all of the above criteria are satisfied, motorhome sales are generally recorded by NRV at the time the motorhomes are delivered to an independent third party carrier and are recorded by CCI, which does not deliver its motorhomes through an independent third party carrier, when accepted by the dealer.

In addition, as is common throughout the RV industry, the Company offers incentives to its dealers in the form of discounts and floorplan interest reimbursement programs, rebate and holdback programs, and retail sales incentives paid to dealer retail salespersons. The Company recognizes and records the costs of these incentives in accordance with Emerging Issue Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

Discounts and floorplan interest reimbursement programs are offered to dealers on purchases of certain units during dealer or other trade show events. The Company will occasionally also offer these programs to its dealers to sell slower-moving units. The Company recognizes the cost of these programs as a reduction of revenue and records the cost of discounts when the associated revenue is recognized.

Rebate and holdback programs involve payments by the Company to the dealer based on either a percentage of the net invoice price or a predetermined amount based on the model of the coach sold by the dealer. The dealer incentive program varies by dealer. Not all dealers participate. The purpose of the program is to provide an additional incentive to the dealer to promote sales of the product. The dealers earn the incentive upon the wholesale purchase of the unit from the Company. The Company recognizes these incentives as a reduction of revenue and records the cost of these incentives when the associated revenue is recognized.

The Company often pays retail sales incentives directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. This information assists in providing sales and marketing data to the Company. The Company recognizes the cost of such retail sales incentives as a reduction of revenue and records the cost of such retail sales incentives when the associated revenue is recognized.

Cooperative advertising arrangements exist through which dealers receive a certain allowance of the total purchases from the Company if certain qualitative advertising criteria are met and if specified amounts are spent on the advertisements. A dealer must maintain documentation of all advertising performed that includes the Company’s products and provide that documentation to the Company upon request. Because the Company receives an identifiable advertising benefit from the dealer, the Company recognizes the cost of cooperative advertising as a selling expense and records the cost of cooperative advertising when the units are sold to the dealers.

Legal Proceedings. The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreation vehicle industry. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations or liquidity.

Income Taxes. As part of the process of preparing its consolidated financial statements, the Company estimates its income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that its deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, the Company must provide a valuation allowance based on its estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable.

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, the Company provides for tax liabilities when it determines it is probable that additional taxes may be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in the consolidated statement of operations in the period such determination is made.

Valuation of Inventory. Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains a reserve for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term. Specifically, service and slow-moving parts not being used in the manufacture of current model year motorhomes are reviewed by the Company to determine which can be used in production, which can be used for future service and warranty repairs of customer-owned motorhomes, and which can be returned to suppliers for full or partial credit. In addition, prior model year finished good motorhomes are evaluated by the Company and the value of those motorhomes is adjusted to an estimated market value based on a combination of the National Automobile Dealers Association Guide and the Company’s general industry knowledge. During 2003, NRV established an inventory reserve for slow-moving, damaged and obsolete, and service parts inventory, which reserve did not change materially in 2004. During 2004, CCI established an inventory reserve for slow-moving and service parts inventory. Additionally, higher production levels and increased evaluation of damaged and obsolete inventory also contributed to the increase in the CCI inventory reserve. The inventory reserves are reviewed each fiscal quarter and revisions are made as necessary. Unfavorable changes in obsolete inventory estimates would result in an increase in the inventory reserve and a decrease in gross profit.

Workers’ Compensation Reserve. The Company’s workers’ compensation reserve is established based on its best estimate of the amounts necessary to settle future and existing employee workers’ compensation claims incurred as of the balance sheet date. The Company records a reserve estimate for future workers’ compensation related costs based on the Company’s historical workers’ compensation claims paid history using an actuarial incurred but not reported (IBNR) approach. Even though the Company’s workers’ compensation costs declined during 2004, the Company cannot provide assurance that these costs will continue at these levels, increase or decrease, in the near term. A significant change in California workers’ compensation legislation, the cost of claims or the frequency of claims could have a material adverse impact on the Company’s operating results for the period or periods in which such claims or additional costs materialize.

Allowance for Doubtful Accounts. The Company provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its dealers to make required payments. The current methodology takes into consideration the dealer financing arrangement, where payment on motorhomes is pre-approved prior to shipment with payment made directly from the dealer’s third party finance source to the Company within 15 business days from the date of shipment. This arrangement significantly reduces the risk of loss from the sale of motorhomes. Parts receivables represent a minimal portion of the total accounts receivable. The Company uses a specific reserve methodology and currently reserves 100% of invoices greater than 120 days old. Additionally, the Company reviews all other accounts for collectability and those not considered collectible are reserved for as deemed appropriate. There is no expectation that this methodology will change in the near term; however, to the extent any of the assumptions should change in the future, the Company will reassess the methodology and make any necessary adjustments.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are internally generated cash from operations and available borrowings under its credit facility. At September 30, 2004, the Company had working capital of $57.1 million compared to $49.7 million at December 31, 2003. This increase of $7.4 million was primarily due to a $21.2 million increase in inventory and a $2.5 million increase in accounts receivable, partially offset by an $8.2 million increase in accounts payable and a $7.2 million book overdraft increase. Both the increase in accounts payable and the increase in inventory are primarily due to the Company’s purchasing and production increases to meet the market demand for its products. During the first nine months of 2004, the Company used cash in its operations of $11.0 million, compared to $2.1 million of cash provided by its operations during the first nine months of 2003.

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

The Company’s consolidated financial statements have been presented on the basis that it will continue as a going-concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered net losses of $8.4 million, $19.9 million and $12.5 million, as restated, for the years ended December 31, 2003, 2002 and 2001, respectively. For the year ended December 31, 2003, the Company provided cash from operating activities totaling $8.1 million, as restated, and used cash in operating activities of $4.8 million, as restated, for the year ended December 31, 2002.

The Company has funded its financial needs primarily through operations and its existing line of credit. At September 30, 2004, the Company had cash and cash equivalents of $11,000 (excluding restricted cash totaling $0.3 million dollars required to secure a letter-of-credit in connection with one of the Company’s insurance policies), working capital of $57.1 million, and $12.5 million available under the credit facility. The Company remains dependent upon its ability to obtain outside financing either through the issuance of additional shares of its common stock or through borrowings until it achieves sustained profitability through a combination of increased sales and improved product margins.

As of September 30, 2004, the Company had an asset-based revolving credit facility of $15 million with UPS Capital Corporation (UPSC) expiring in August 2005. As of September 30, 2004, the Company had reserved $0.3 million from the line-of-credit for three months’ rent on the CCI facility, and the remaining $14.7 million was available for general corporate working capital needs and capital expenditures. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.75 percentage points. The credit facility contains, among other provisions, certain financial covenants, including net worth requirements. At September 30, 2004, the Company had outstanding advances under the line-of-credit totaling $2.2 million and the Company was not in default with any covenants of its loan agreement with UPSC.

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

Management is focused on continuing to improve liquidity through certain initiatives throughout 2004 including: i) a reduction of manufacturing costs resulting from the continued implementation of lean manufacturing concepts, ii) further reduction of warranty costs, and iii) a reduction of workers’ compensation costs.

The Company believes the combination of internally generated funds, working capital, and unused borrowing availability will be sufficient to meet the Company’s planned capital and operational requirements for at least through 2005. Should the Company require further capital resources, it would most likely address such requirements through a combination of sales of equity securities, sales of excess properties, and/or additional debt financings. If circumstances changed, and additional capital was needed, no assurance can be given that the Company would be able to obtain such additional capital resources.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.0	95.7	92.7	(100.1)
Gross profit (loss)	7.0	4.3	7.3	(0.1)
Selling expenses	2.7	3.1	2.4	3.1
General and administrative expenses	2.7	1.8	2.6	2.5
Other expense	0.3	0.0	0.1	0.0
Operating income (loss)	1.3	(0.6)	2.2	(5.7)
Interest expense	0.0	0.1	0.0	0.1
Other income	(0.0)	(0.0)	(0.0)	(0.0)
Income (loss) from continuing operations before income taxes	1.3	(0.7)	2.2	(5.8)
Provision (benefit) for income taxes	0.5	(0.3)	0.9	(2.1)
Income (loss) from continuing operations	0.8%	(0.4)%	1.3%	(3.7)%

Loss from discontinued operations	1.4	0.6	0.6	0.5
Gain from sale of discontinued operations	(0.2)	(0.0)	(0.1)	(0.0)
Benefit for income taxes	(0.5)	(0.2)	(0.2)	(0.2)
Net loss from discontinued operations	(0.7)	(0.4)	(0.3)	(0.3)
Net income (loss)	0.1%	(0.8)%	1.0%	(4.0)%

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2004 to the Three and Nine Months Ended September 30, 2003:

(Amounts in tables are in thousands, except percentages)

The discussion below comparing the results for the three and nine months ended September 30, 2004 and 2003 reflects the restatement described above under “Restatement of Financial Statements”.

Net sales

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003
	(As Restated)			(As Restated)

Net sales	$112,525	33.4%	$84,365	$334,953	52.5%	$219,603
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

Net sales of $112.5 million for the quarter ended September 30, 2004 represent an increase of $28.2 million or 33.4% from the same quarter last year. Third quarter wholesale unit shipments of diesel motorhomes were 315, up 6% from 297 units during the same period last year. Quarterly shipments of gas motorhomes were 466, up 45% from 321 units during the same period last year.

Net sales of $335.0 million for the nine months ended September 30, 2004 represent an increase of $115.4 million or 52.5% from the same period last year. Wholesale unit shipments of diesel motorhomes were 1,051, up 40% from 752 units during the same period last year. Wholesale unit shipments of gas motorhomes were 1,334, up 41% from 946 units during the same period last year.

Revenues in the quarter for National RV were $57.1 million, up 36% from $42.0 million for the third quarter of last year. Revenues in the quarter for

Country Coach were $55.4 million, up 31% from $42.4 million for the third quarter of last year. Revenues during the first nine months for National RV were $176.2 million, up 38% from $127.9 million during the first nine months of 2003. Revenues during the first nine months for Country Coach were $158.8 million, up 73% from $91.7 million during the first nine months of 2003. The increase in net sales is mainly attributable to strong sales of National RV’s Tropi-Cal which was introduced in the first quarter of 2003 and of Country Coach’s Inspire which was introduced in the second quarter of 2003, as well as an overall increase in the demand for the Company’s other products. The Company also benefited from a healthy economy and strong industry demand.

Gross profit margin

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003
	(As Restated)			(As Restated)

Gross profit margin	7.0%	62.8%	4.3%	7.3%	N/A	(0.1)%

The gross profit margin for the third quarter of 2004 was 7.0% compared to a 4.3% gross margin for the same period last year. For the first nine months of 2004, the gross profit margin was 7.3% compared to a (0.1)% gross profit margin for the same period last year. The primary factors that led to the improved gross margins were higher production levels, product price increases, and reduced workers’ compensation costs, with the third quarter gross profit margin also being partially offset by various items including production inefficiencies and increased discounting.

Selling expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003
	(As Restated)			(As Restated)
Selling expenses	$3,003	16.8%	$2,570	$8,298	20.1%	$6,907
as a percent of net sales	2.7%		3.1%	2.4%		3.1%

Selling expenses increased $0.4 million or 16.8% for the three months ended September 30, 2004 over the same period last year. Selling expenses for the nine months ended September 30, 2004 increased $1.4 million or 20.1% over the same period last year. Selling expenses increased mainly due to increased sales commissions resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due to higher sales over which to spread the fixed selling expenses.

General and administrative expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003

General and administrative expenses	$3,063	98.5%	$1,543	$8,642	59.8%	$5,407
as a percent of net sales	2.7%		1.8%	2.6%		2.5%

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

Other expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003

Other expense	$374	100.0%	—	$374	100.0%	—
as a percent of net sales	0.3%		0.0%	0.1%		0.0%

Other expense for the three months and nine months ended September 30, 2004 was primarily the impairment charge on the real property in Florida.

Interest expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003

Interest expense	$52	(38.8)%	$85	$130	(57.9)%	$309
as a percent of net sales	0.0%		0.1%	0.0%		0.1%

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

Other income

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003

Other income	$(25)	100.0%	$(2)	$(72)	100.0%	$(6)
as a percent of net sales	(0.0)%		(0.0)%	(0.0)%		(0.0)%

The components of other income during the three months and nine months ended September 30, 2004 are immaterial. The other income during the same period in 2003 was immaterial.

Provision (benefit) for income taxes

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003
	(As Restated)			(As Restated)

Provision (benefit) for income taxes	$608	N/A	$(217)	$2,835	N/A	$(4,723)
as a percent of net sales	0.5%		(0.3)%	0.9%		(2.1)%

The effective tax rate for the three and nine months ending September 30, 2004 was 41.9% and 39.1% respectively, compared to 37.0% for the same periods last year. The increase in the effective tax rate for the three and nine months ending

September 30, 2004 was the result of a higher Federal tax rate, related to projected increases in annual pre-tax profit, and increased state tax rates and obligations.

Net loss from discontinued operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Percent Change			Percent Change
	2004		2003	2004		2003
	(As Restated)			(As Restated)

Net loss from discontinued operations	$(727)	129.3%	$(317)	$(1,137)	46.9%	$(774)
as a percent of net sales	(0.7)%		(0.4)%	(0.3)%		(0.3)%

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

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q/A, as of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below, which existed as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2004.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in the Company’s internal control over financial reporting:

1.         Insufficient personnel resources and technical expertise within its accounting function. The Company did not maintain effective controls over the financial reporting process at its NRV division and at corporate because of insufficient personnel resources and technical expertise within the accounting function. This material weakness contributed to the following individual material weaknesses:  (a) errors in the preparation and review of schedules and reconciliations supporting certain general ledger account balances. As a result, errors were not detected in certain accrued liability accounts, including sales and marketing, warranty, legal and workers’ compensation, and the related income statement accounts, including cost of goods sold, selling and general and administrative expenses at the NRV division; (b) inadequate financial statement disclosures, primarily related to the sale of a division and capital leases were not identified by the corporate accounting staff; and (c) accounting cutoff errors primarily related to marketing accrued expenses and an inability to properly and timely account for capital leases entered into during the year were not identified at the NRV division. This control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements affecting accrued liabilities, property, plant and equipment, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative, amortization and interest. Insufficient personnel resources and technical expertise also contributed to the material weaknesses discussed in 2, 3, 4 and 5 below. Additionally, these control deficiencies could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

2.         Revenue Recognition – The Company did not maintain effective controls over the timing of the revenue recognition related to the sale of certain motorhomes at its NRV division. Specifically, under a deferred payment arrangement the Company held the manufacturer’s certificate of origin as security for payment. This control deficiency resulted in the restatement of the Company’s third quarter 2004 consolidated financial statements to correct the timing of revenue recognition. This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

3.         Accounting for Sales Incentives - The Company did not maintain effective controls over the accounting for sales incentives. Specifically, certain sales incentive programs which are paid directly to the dealer or dealers sales representatives were improperly classified as selling expenses and should have been classified as a reduction of revenue. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 consolidated financial statements. This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and selling expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

4.         Accounting for Income Taxes - The Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the valuation allowance as well as other components of the income tax provision calculations and related deferred income taxes. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

5.         Physical inventory process - The Company did not maintain effective controls over the accuracy of the physical inventory process at its NRV division. Specifically, the NRV division did not have controls to ensure all of the individuals involved in the physical inventory count were properly trained and supervised and that discrepancies between quantities counted and the accounting records were properly investigated. Further, the NRV division did not have controls to ensure the accounting records were adjusted to reflect the actual quantities counted during the physical inventory process. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented of detected.

6.         Unrestricted access to programs and data - The Company did not maintain effective controls over access to certain financial application programs and data at its NRV division. Specifically, there were instances in which information technology personnel and users with accounting and reporting responsibilities had access to financial accounting application programs and data that was incompatible with their functional business requirements. Further, the activities of these individuals were not subject to independent monitoring. These control deficiencies applied to certain systems and processes including the financial statement preparation, human resources, payroll, purchasing, receiving and revenue and billing. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement to financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of Material Weaknesses

During fiscal year 2005, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

1.     Insufficient personnel resources and technical expertise within its accounting function

Management has assessed the organization of its accounting personnel and the technical expertise within the accounting function. As a result, the Company has established an accounting function at the parent company level. The NRV divisional controller was promoted to Corporate Controller and will be responsible for setting and establishing accounting policies for the Company and its two divisions in accordance with generally accepted accounting principles (“GAAP”) and guidelines required by the Securities and Exchange Commission (“SEC”). To assist the Corporate Controller, the Company has also promoted an individual to a newly created position of Manager of Financial Reporting. In addition, the Company has subscribed to an on-line research tool to assist this group in staying abreast of new accounting pronouncements, proper accounting disclosure and also research technical accounting issues relating to the Company’s ongoing business transactions. At the NRV division, the Company has hired a new Controller and Accounting Manager.

2.     Revenue Recognition

Effective April 1, 2005, the NRV division discontinued the deferred payment arrangement under which it held the manufacturer’s certificate of origin as security for payment. During the second quarter of 2005, the NRV division revised its quarterly closing procedures to strengthen its review of any new agreements or other terms to determine whether the related transactions are accounted for in the proper period.

3.     Accounting for Sales Incentives

Effective May 31, 2005, the Company changed its method of accounting for sales incentive programs that are paid directly to the dealer sales representatives. These sales incentives are now classified as a reduction of revenue rather than as a selling expense. These sales incentives were restated for all years presented in the fiscal year 2004 Form 10-K and have been properly classified in the first and second quarters of fiscal year 2005. As more fully discussed in 1 above, the Company has increased its personnel and expertise within the accounting function. In addition, the Company has revised its quarterly closing procedures to strengthen its review of all existing sales incentive programs to ensure they are accounted for properly.

4.     Accounting for Income Taxes

As more fully discussed in 1 above, the Company has recently increased its personnel and technical expertise within the accounting function. In addition, the Company revised its quarterly closing procedures to strengthen its review of the income tax provision to ensure the accuracy of the components of the income tax provision and related deferred income taxes.

5.     Physical inventory process

Beginning with the first quarter of 2005, management increased its training of all personnel involved in the physical inventory process at the NRV division, particularly those individuals performing the data entry function. Additionally, the physical inventory report was revised such that any inventory item, which does not include a corresponding item number, will result in an exception-requiring follow-up by management. In addition, the NRV division has implemented enhanced review procedures by senior management of the reconciliation process between the quantities obtained from the physical inventory tags and the quantities obtained from the updated perpetual inventory report.

6.     Unrestricted access to programs and data

The NRV division has corrected access rights for known instances in which information technology personnel and users with accounting and reporting responsibilities had access to financial accounting applications programs and data that was incompatible with their functional business requirements. The NRV division is also in the process of refining and developing ongoing processes to ensure that proper access rights are granted, reviewed and maintained in a timely manner.

The Company believes that it will be able to improve its disclosure controls and procedures and remedy the material weaknesses and additional control deficiencies identified as part of its assessment process. Notwithstanding the Company’s remediation efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: October 5, 2005	By	/s/ THOMAS J. MARTINI

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)