Form 10-K
period 2004-12-31
NATIONAL RV HOLDINGS INC
filed 2005-10-11
CIK 910655

FORM 10-K

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-12085

NATIONAL R.V. HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 33-0371079
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3411 N. Perris Blvd., Perris, California	92571
(Address of principal executive offices)	(Zip Code)

(951) 943-6007

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange
(Title of class)	(Name of each Exchange on which registered)

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

Yes  ☒         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒         No  ☐

Aggregate market value (based upon the closing sale price) of the voting stock held by nonaffiliated stockholders of Registrant as of June 30, 2004 was approximately $142,200,709.

The number of shares outstanding of the Registrant’s common stock, as of September 22, 2005, were 10,339,484.

Documents Incorporated By Reference:  None.

EXPLANATORY NOTE

RESTATEMENT OF PRIOR PERIODS

In addition to providing financial statements and other required information for the fiscal year ended December 31, 2004, this Annual Report on Form 10-K also includes restated consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, as discussed in Note 2 to the Company’s consolidated financial statements. The Company’s previously issued financial statements for each of these periods should not be relied upon.

The Company is restating the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 in this Form 10-K for the following items:

•                  Correction of accounting for dealer sales incentives
•                  Correction of allowance for doubtful accounts methodology

•                  Correction of workers’ compensation reserve methodology

As of a result of these restatements, the disclosures in the following items related to the years ended December 31, 2003 and 2002 have likewise been updated:

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 8 – Financial Statements and Supplementary Data

The restatement of the quarterly periods for 2004 and 2003 are included in Note 18 (Quarterly Consolidated Financial Data) to the Company’s consolidated financial statements.

Concurrently with filing this Form 10-K, the Company is filing with the SEC the Form 10-Q/A for the third quarter of 2004 to reflect the correction of accounting for dealer sales incentives, to correctly recognize revenue for a limited number of motorhomes sold in the third quarter of 2004, and to correctly state the gain on the sale of the Company’s travel trailer business at the end of the third quarter of 2004. The Company will include these restatements for the first and second quarters of 2004 with the filing of its Quarterly Reports on Form 10-Q for the first and second quarters of 2005. No amendments have been made to the Company’s previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, and therefore they should not be relied upon.

PART I

Item 1. Business

General

National R.V. Holdings, Inc. (the “Company”) through its two wholly-owned subsidiaries, National RV, Inc. (“NRV”) and Country Coach, Inc. (“CCI”), is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes. The Company’s product line consists of 11 models of motorhomes with 59 floorplans across numerous price ranges. From its Perris, California facility, NRV designs, manufactures and markets Class A gas and diesel motorhomes under model names Dolphin, Sea Breeze, Islander, Tradewinds and Tropi-Cal. From its Junction City, Oregon facility, CCI designs, manufactures and markets high-end (Highline) Class A diesel motorhomes under the model names Affinity, Allure, Inspire, Intrigue, and Magna, and bus conversions under the Country Coach Prevost brand. NRV began manufacturing RVs in 1964 and CCI has been manufacturing RVs since 1973. Based upon retail registrations in 2004, the Company, through its subsidiaries, is the sixth largest domestic manufacturer of Class A motorhomes selling motorhomes through a network of approximately 98 dealer locations in 32 states and 3 Canadian provinces.

The Company was incorporated in Delaware in 1988. As used herein, the term “Company” refers to National R.V. Holdings, Inc., NRV and CCI unless the context otherwise requires.

The Company’s headquarters are located at 3411 N. Perris Blvd., Perris, California 92571, and its telephone number is (951) 943-6007. National R.V. Holdings, Inc.’s Internet website address is www.nrvh.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

Motorized Recreational Vehicle Industry Overview

Products

Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver’s area and kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into, A, B and C classes based upon standards established by the Recreational Vehicle Industry Association (the “RVIA”). Class A motorhomes are constructed on a medium-duty to heavy-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes range from $40,000 to $1,400,000, with the majority in the $40,000 to $250,000 range. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $250,000 to $1,400,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive-train components and a finished cab section, and generally range in retail price from $40,000 to $70,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes.

The Company, on September 24, 2004, sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business.

Trends and Demographics

According to the RVIA’s wholesale statistics, total Class A motorhome industry unit sales in 2004 increased 11.6% to 46,300 from 41,500 in 2003. The aggregate wholesale value of the Class A motorhome industry’s 2004 shipments was approximately $5.7 billion. The average wholesale price of Class A motorhomes increased 7.2% in 2004 to $123,406 from $115,067 in 2003.

While overall unit shipments have increased over the past five years, the RV industry’s manufacturing base has remained relatively constant. Between 1998 and 2004, the number of Class A motorhome manufacturers decreased from 27 to 24. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 92.5% to 94.5%.

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

Based on the study done by the University of Michigan, ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 13.7% of households in this category owning RVs. According to the University of Michigan study, the number of households in this group, which constitutes the Company’s primary target market, is projected to grow by 6.4 million households, or 45% from 2001 to 2010 as compared to total growth of 10.5 million households, or 10.0%. Baby Boomers are defined as those born between the years 1946 and 1964, and thus the leading edge of the Baby Boomer generation began turning 50 in 1996. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 50 to 65 age group for RV sales, the Company believes that they represent the potential for a secular uptrend in the RV industry. Additionally, the RVIA’s “Go RVing” campaign has been successful in bringing in new and younger buyers.

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

Recent Developments

During the past three years, the Company has experienced net losses.  These losses, combined with a build-up in inventory, which are primarily the result of lower sales volumes related to recent market declines in the RV industry, have negatively impacted the Company’s liquidity.  In response to these conditions, the Company has implemented initiatives to increase sales volumes through new product and floorplan introductions and the addition of new dealers, to reduce all categories of inventory, to re-balance head counts to current retail sales-supported production levels, to improve manufacturing efficiencies, and to further reduce manufacturing and other overhead costs.

The Company has incurred net losses of $9.3 million, $8.4 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company has used cash from operating activities of $15.8 million and $4.8 million for the years ended December 31, 2004 and 2002, respectively, and provided cash from operating activities of $8.1 million for the year ended December 31, 2003.  The Company’s 2004 results give effect to the establishment of a full valuation allowance in the amount of $11.1 million against the Company’s net deferred tax asset as of the end of 2004.  Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004.

Business Development and Strategy

The Company’s business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company’s position as one of the nation’s leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and promoting recognition of the Company’s brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers; (iii) utilizing vertically integrated manufacturing processes; and (iv) capitalizing on the Company’s reputation to expand its presence in the Highline market.

Building upon and Promoting Recognition of the Company’s Brand Names

The Company believes that its brand names and historical reputation for manufacturing quality products with excellent value have fostered strong consumer awareness of the Company’s products and have contributed to its overall growth during the past decade. The Company intends to capitalize on its brand name recognition in order to increase its sales and market share, facilitate the introduction of new products and enhance its dealer network.

Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers

The Company currently offers 11 distinct models of RVs with 59 floor plans, which are available in a variety of lengths, color schemes and interior designs and range in suggested retail price from $96,000 to $1,339,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most new motorhome purchasers have previously owned a recreational vehicle, and the Company’s models are positioned to address the demands of these repeat customers as well as first time buyers.

Utilizing Vertically Integrated Manufacturing Processes

The Company designs and manufactures a significant number of the components used in the assembly of its products, rather than purchasing them from third parties. The Company believes that its vertically integrated manufacturing processes allow it to achieve cost savings and better quality control. The Company’s in-house research and development staff and on-site component manufacturing departments enable the Company to ensure a timely supply of necessary products and to respond rapidly to market changes.

Capitalizing on the Company’s Reputation to Expand its Presence in the Market

The Company’s NRV product offerings compete in the most common and competitive price points in the RV industry. Through continued product development, a focus on quality and strategic pricing, NRV has maintained demand for its products in 2004 and seeks to increase demand for its products with the reintroduction of the popular Tradewinds and Islander diesel products in early 2005, as well as through targeting the expansion of its dealer body. The Company’s CCI product offerings focus exclusively on the Highline segment of the Class A motorhome market. According to the 2004 year-end Statistical Surveys publication, a provider of industry information concerning retail sales, the Company’s Highline market share increased to 8.7% in 2004 from 5.7% in 2003. The Highline market segment of the industry, which represents all motorhomes with a retail price starting at $250,000 or above, includes more models than in previous years. The re-design of the entire CCI product line during the past two years contributed to increases in turn rates and demand for CCI’s products. The Company is actively seeking to expand its share of this market by capitalizing on its established reputation, developing new products of superior quality while reducing its costs, expanding its production capacity in order to target the market’s growing population, expanding its dealer network, and satisfying the desire of many current RV owners to purchase more upscale vehicles.

Products

The Company’s product strategy is to offer the highest value RVs across a wide range of retail prices in order to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. NRV currently manufactures Class A motorhomes under the Dolphin, Sea Breeze, Islander, Tradewinds and Tropi-Cal brand names. CCI currently manufactures Highline Class A motorhomes under the brand names including Affinity, Allure, Intrigue, Inspire, and Magna, all of which are built on the CCI manufactured DynoMax chassis. CCI also manufactures bus conversions under the Country Coach Prevost name.

The Company’s motorhomes are designed to offer all the comforts of home within a 281 to 440 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The Company’s products are designed with six general areas, which are integrated to form comfortable and practical mobile accommodations. The six areas are the driver’s compartment, living room, kitchen, dining room, bathroom and bedroom. In many models, the Company offers up to four “slide-outs”, which compartments can be expanded to create additional living space when the motorhome is parked. For each model, the Company offers a variety of interior layouts and designs, as well as exterior graphic and paint schemes.

The Company’s products are offered with a wide range of accessories and options and manufactured with high-quality materials and components. Certain of the Company’s Highline motorhomes can be customized to a purchaser’s specifications. Each vehicle is equipped with a wide range of kitchen and bathroom appliances, audio and video electronics, communication and systems monitoring devices, furniture, climate control systems and storage spaces.

Country Coach Prevost XLII Conversion

This completely customized bus is built on the 45’ LeMirage XLII Prevost chassis. Fully custom interiors on this coach are complemented by multi-color custom exterior graphics with clear coat. The coach offers custom modifications, state-of-the-art customized Crestron electronics, in-motion satellite dish, GPS navigation system, concealable color back-up monitor, computerized touch pad switching, computerized air leveling, and large, often concealable LCD high definition television monitors. Slide room floorplans expand the interior living space. Suggested retail prices for the Country Coach Prevost XLII Conversion double-slide start at $1,310,000. The Country Coach Prevost Conversion was introduced in 1983.

Affinity

The Affinity is available in 40’, 42’ and 45’ lengths with up to four modular floorplans and is powered by the Caterpillar C-13 525 HP engine teamed with Allison’s 4000MH transmission. Sleek body styling, a one-piece windshield, 84-inch interior height and many state-of-the-art entertainment and convenience features characterize this product. The Affinity is built on the DynoMax chassis manufactured by CCI, and features independent front suspension, Anti-lock Braking System (ABS) brakes, front disc brakes, sway bar and liftable tag axle. The Affinity is available in two models, the 730 and the 770LX, and offers varying degrees of customization, including floorplan modification and custom interior/exterior schemes. Modular slide-out floorplan combinations with up to four slide rooms offer significant opportunities for personalization. Suggested retail prices for the Affinity start at $650,000. The Affinity was introduced in 1990.

Magna

The Magna is available in 40’, 42’ and 45’ lengths with three floorplans, each offering up to four slide rooms. The Magna is built on the DynoMax chassis and features independent front suspension and a Caterpillar C-13 525 HP diesel engine teamed with Allison’s 4000MH transmission. Six designer coordinated interior packages or the optional custom interior package complement the fiberglass exterior with six exterior paint color packages. Suggested retail prices for the Magna start at $554,000. The Magna was introduced in 1991.

Intrigue

The Intrigue features a one piece windshield, taller interior height, and sleek euro body styling. This coach is built on the DynoMax chassis and features independent front suspension, ABS brakes, and a sway bar. It is available in 40’, 42’ and 45’ lengths. This diesel pusher is powered by the 400 HP Cummins ISL diesel engine, or the optional Caterpillar C–13 525 HP diesel engine. The fiberglass exterior features painted exterior graphics including full body paint with complete clear coat protection. Custom crafted cabinetry is standard in each of the floorplans, and up to four modular slide rooms are available with each floorplan. Suggested retail prices for the Intrigue start at $422,000. The Intrigue was introduced in 1994.

Allure

The Allure is available in 34’, 37’, 40’ and 42’ lengths, is built on the DynoMax chassis and is powered by a Caterpillar 400 HP C-9 diesel engine teamed with Allison’s 3000MH transmission. The fiberglass exterior, with its painted graphics, including full body paint, complete clear coat protection and bus-style aerodynamics, is complemented by four designer coordinated interior packages. Four slide-out arrangements are available on most floorplans. Suggested retail prices for the Allure start at $297,000. The Allure was introduced in 1995.

Inspire

The Inspire is available in 36’ and 40’ lengths with up to four slide rooms in certain configurations, is built on the DynoMax chassis and is powered by the Caterpillar 400 HP C-9 diesel engine paired with an Allison 3000MH transmission. The Inspire offers an 85” interior height, and features high-end diesel coach elements like independent front suspension. Suggested retail prices for the Inspire start at $255,000. The Inspire was introduced in 2003.

Islander

The 40’ Islander is a bus-style diesel pusher built on the Spartan Mountain Master GT chassis, offering considerable strength in addition to features like a 400 HP Cummins ISL diesel engine, independent front suspension, and a new higher 85” ceiling. The Islander features large triple and quad slide models that add to the living space. This motorhome receives intricate full exterior paint designs, in addition to interior appointments like OptimaLeather™, upgraded electronics and several interior upgrades. Suggested retail prices for the Islander start at $269,000. The Islander debuted in 1999, but was not built for model-year 2005. It is being reintroduced in 2005 for model-year 2006.

Tradewinds

The 40’ Tradewinds is a bus-style diesel pusher built on the Freightliner XC raised rail chassis, offering considerable strength in addition to features like a 370 HP Cummins ISL diesel engine, Allison MH3000 transmission, and a new higher 85” ceiling. The Tradewinds features large three and four slide rooms that add to the already spacious living space. This motorhome receives intricate full exterior paint designs, in addition to interior appointments like OptimaLeather™, upgraded electronics and several interior upgrades. Suggested retail prices for the Tradewinds start at $237,000. The Tradewinds debuted in 1997, but was not built for model-year 2005. It is being reintroduced in 2005 for model-year 2006.

Tropi-Cal

The Tropi-Cal is a competitively priced diesel pusher built on the Freightliner XC-Series Chassis. The 35’, 37’, and 39’ Tropi-Cal floorplans feature two, three, and four slide-outs and include expansive basement storage, excellent cargo carrying capacities and comfortable, convenient layouts. The Tropi-Cal offers a distinctive vinyl graphics package and a partial and full paint option. The Tropi-Cal capitalizes on brand loyalty earned since the original nameplate introduction in the early 1990s. Suggested retail prices for the Tropi-Cal start at $168,000. The Tropi-Cal was originally introduced as a gasoline motorhome in 1994 and made its debut as a diesel pusher in 2002.

Dolphin

The Dolphin is available in five floorplans, and was built exclusively on Workhorse’s W-22 and W-24 gas-powered chassis in 2004, although versions will be available on Ford chassis in 2005. These models are full-basement, bus-style motorhomes with up to three slides. The Dolphin LX is an upgraded Dolphin, offering certain distinct features, exterior styling and floorplans often reserved for higher-priced diesel motorhomes. Many optional Dolphin features become standard on the Dolphin LX, and the LX features many items not available on the standard Dolphin. The Dolphin products are produced in 32’ to 38’ lengths. Suggested retail prices for the Dolphin start at $123,000. The Class A Dolphin motorhome was first introduced in 1985. However, the Dolphin brand dates back to 1963.

Sea Breeze

The Sea Breeze is a moderately priced, bus-style motorhome, offered on a Ford gas-powered chassis. A full-height motorhome, the Sea Breeze offers considerable basement storage. The Sea Breeze features Corian® countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze offers floorplans ranging from 30’ to 35’ in length. Also offered under the Sea Breeze name is the Sea Breeze LX built on the Workhorse W-22 chassis. The Sea Breeze LX offers many upgrades not available in the standard Sea Breeze. The Sea Breeze LX models are produced in 31’ to 35’ lengths. Suggested retail prices for the Sea Breeze start at $96,000. The Class A Sea Breeze product was introduced in 1992.

Planned Product Introductions

During 2005, the Company plans to introduce new floorplans in its existing products to target certain market niches not previously represented. The Company unveiled a brand new re-designed Dolphin product early this summer. The Dolphin was re-designed from the ground up, incorporating several innovative industry trends such as the “big box” house and aggressive new front and rear caps. In addition, the Company plans to introduce an entry-level gas motorhome in the fall.  The product will target first time Class A motorhome buyers. In addition, the Company launched a completely re-designed Intrigue motorcoach in March 2005. This re-design features new exterior styling, large quad-slide floorplans, taller interiors and upgraded appointments. Throughout much of the Company’s product offerings, model change will herald new and updated interior and exterior color schemes, and new floorplans will be debuted throughout the calendar year.

Distribution and Marketing

The Company markets NRV products through a network of approximately 72 Class A dealer locations in 30 states and 3 Canadian provinces. These dealers generally carry all or a portion of NRV’s product lines along with competitors’ products. The Company markets CCI products through 30 dealer locations in 17 states. Overall, the Company markets its NRV and CCI products through a network of approximately 98 dealer locations in 32 states and 3 Canadian provinces. CCI utilizes a limited dealer network for its Highline motorhomes due to the high level of knowledge needed by the dealer sales people and the tendency of Highline customers to make destination-type purchases at shows and rallies. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has outstanding facilities and service programs.

The Company generally promotes its products through product support at dealer locations, product brochures, plant tours and product walk-throughs on DVD, attendance at trade and consumer shows, direct mail promotions, company web sites, live plant tours, corporate newsletters, press releases, promotional appearances, trade and consumer magazine advertising, RV owner rallies that include limited free service, and its in-house magazine publications. From time to time, the Company also offers dealer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors NRV and CCI clubs for owners of the Company’s products. The clubs publish newsletters on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company’s sales representatives and, in response, the Company implements changes in the design, decor and features of its products. The Company’s website also offers an extensive listing of the Company’s models, floor plans and features, including “virtual tours” of some models.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the vehicle. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. At December 31, 2004, the Company’s maximum potential repurchase obligation under these agreements was approximately $132 million. The risk of loss under such agreements is spread over numerous dealers and lenders and is further reduced by the resale value of the motorhomes the Company would be required to repurchase. The Company’s losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest and the exclusion of gain on a qualifying sale, currently apply to motorhomes used as qualifying residences.

Manufacturing Facilities and Production

The Company owns and operates manufacturing and customer service facilities in Perris, California and Junction City, Oregon. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. In addition, NRV leases 97,000 square feet of the total 607,000 square feet to Weekend Warrior, a privately owned, California-based ramp trailer manufacturer, as part of the September 2004 sale of the Towables division. This lease is expected to continue for twelve months from the effective date of the agreement. CCI products are designed and manufactured in facilities encompassing 436,000 square feet located on approximately 71 acres in Junction City.

The Company’s vehicles are built by integrating manufacturing and assembly line processes. The Company generally operates one production shift for most assembly activities. The Company believes that the vertically integrated manufacturing systems and processes it has developed enable it to efficiently and consistently produce high-quality products.

Among other items, the Company fabricates, molds and finishes fiberglass to produce its front-end and rear-end caps, manufactures its own walls and roofs, assembles sub-floors and molds plastic components. In addition to assembling its vehicles and installing various options and accessories, the Company manufactures the majority of the installed amenities such as cabinetry, draperies, showers and bathtubs. After purchasing the basic chair and sofa frames, the Company also fabricates much of the furniture used in its motorhomes. The Company believes that by manufacturing these components on site, rather than purchasing them from third parties, it achieves cost savings, better quality control and timely supply of necessary components. Chassis for certain of the Company’s coaches, plumbing fixtures, floor coverings, hardware and appliances are purchased in finished form from various suppliers.

The Company purchases the principal raw materials and certain other components used in the production of its RVs from third parties. Other than the chassis and chassis components, these components and raw materials typically have short delivery lead times. All materials are generally available from numerous sources, and the Company has not experienced any significant shortages of raw materials or components.

Arrangements with Chassis Suppliers

The Company’s NRV subsidiary purchases gasoline-powered chassis that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation and Spartan Motor Corporation. The Company’s CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Country Coach Prevost bus conversions, which utilize a Prevost bus shell. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company’s present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be materially and adversely affected. The industry, as a whole, from time to time, experiences short-term shortages of chassis.

Product Development

The Company utilizes research and development staff that concentrates on product development and enhancements. New ideas are presented to the staff from management and are derived from a variety of sources, including sales representatives, dealers and consumers. The staff utilizes computer-aided design equipment and techniques to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps, storage doors, and dashes are produced and tested. New product prototypes are produced both off-line as well as directly on the production line. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Total research, development and engineering expenses were $7.8 million, $6.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which research and development expenses alone were $1.5 million, $2.1 million and $1.4 million, respectively.

Backlog

The Company’s backlog of orders was $135 million as of December 31, 2004 and $119 million as of December 31, 2003. Backlog orders are those orders with either a dealer purchase order or some other form of dealer commitment to purchase a unit. All backlog orders are subject to cancellation or postponement at the option of the dealer without penalty, and therefore, backlog should not be used as a measure of future sales. To the extent not canceled or postponed, the Company expects its backlog to be filled within 75 to 100 days.

Competition

The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 55.8% and 55.7% of total retail units sold in the Class A motorhome market during 2004 and 2003, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company’s products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company’s Class A retail market share of new product unit sales was 6.6%, 6.1%, and 5.5% in 2004, 2003, and 2002, respectively.

Regulation

The Company is subject to federal, state and local regulations governing the manufacture and sale of its products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the “Motor Vehicle Act”), the Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD” Act) and the Federal Motor Vehicle Safety Standards (“FMVSS”). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, the Company has, from time to time, instituted voluntary recalls of certain motorhomes. Future recalls of the Company’s products, if any, could have a material adverse effect on the Company. The Company is also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws.” Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company’s products and could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company relies upon certifications from chassis manufacturers with respect to compliance of the Company’s vehicles with all applicable emission control standards. The RVIA, of which the Company is a member, has promulgated stringent standards for quality and safety. Each of the units manufactured by the Company has a RVIA seal placed upon it to certify that such standards have been met.

Federal and state authorities have various environmental control standards relating to air, water, and noise pollution and hazardous waste generation and disposal that affect the business and operations of the Company. The Company believes that its facilities and products comply in all material respects with applicable environmental regulations and standards. The Company is also subject to the regulations promulgated by the Occupational Safety and Health Administration (“OSHA”), which regulate workplace health and safety. Representatives of OSHA and the RVIA periodically inspect the Company’s plants.

Product Warranty

The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company’s warranties are chassis manufactured by third parties and other components, typically those that are warranted by the Company’s suppliers of these items. Service covered by warranty must be performed at either the Company’s in-house service facilities or any of its dealers or other authorized service centers. The basic warranty terms are as follows:

•                  CCI motorhomes – One year basic, five years structural

•                  NRV motorhomes – One year basic, five years structural

•                  DynoMax chassis – Two years basic, five years structural

Trademarks and Patents

The Company has registered NRV’s Dolphin, DuraFrame, Duraslide, Islander, Marlin, Palisades, Sea Breeze, Sea View National R.V. (Logo), Sea View, Surf Side, Tradewinds, and Tropi-Cal trademarks, and CCI’s Affinity, Allure, Concept, Country Camper, Country Coach, Country Coach Destinations, DynoMax, Great Room, Inspire, Intrigue, Magna, and Max trademarks and believes they are material to the Company’s business. The Company has additional trademarks filed and pending registration. In addition, the Company has four patents covering RV sub-floors, exterior doors, and stow-away beds.

Employees

As of December 31, 2004, the Company employed a total of 2,844 people, of which 2,275 were involved in manufacturing, 208 in service, 145 in administration, 143 in research, development and engineering, and 73 in sales and marketing. None of the Company’s personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Item 2. Properties

The Company owns and operates manufacturing facilities in Perris, California and Junction City, Oregon. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. In addition, NRV leases 97,000 square feet, of the total 607,000 square feet, to Weekend Warrior, a privately owned, California-based ramp trailer manufacturer, as part of the September 2004 sale of the Towables division. This lease is expected to continue for twelve months from the effective date of the agreement. CCI products are designed and manufactured in facilities encompassing 436,000 square feet located on approximately 71 acres in Junction City. A portion of CCI’s facilities representing 325,000 square feet is being leased under an agreement expiring in October 2005. The Company has the option to extend the CCI lease agreement for an additional five-year period. In addition, the building where CCI’s bus conversions are manufactured representing 27,000 square feet is being leased under a one-year agreement expiring in November 2005. The Company has the option to renew the lease at the end of each lease year. In March 2004, the Company sold a 10-bay service and parts distribution center in Lakeland, Florida and subsequently moved this service and parts center to a new facility in the same general area to minimize its invested capital.

The Company believes that present facilities are well maintained and in good condition. While the Perris, California facilities are sufficient to meet the NRV production needs, management is currently evaluating the need to expand its CCI capacity. As a result, in August 2004, the Company entered into an agreement to acquire for $3.0 million approximately 73 acres of land adjacent to the CCI facility. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, par value $.01 per share (the “Common Stock”), has been trading on the New York Stock Exchange under the symbol NVH since December 14, 1998. For more than four years prior to that the Company’s Common Stock traded on the NASDAQ National Market under the symbol NRVH.

2004	High	Low
First Quarter	$15.80	$9.40
Second Quarter	18.50	11.63
Third Quarter	16.25	11.98
Fourth Quarter	12.99	8.64

2003	High	Low
First Quarter	$7.36	$4.68
Second Quarter	5.28	3.79
Third Quarter	8.70	5.27
Fourth Quarter	12.02	8.02

On September 22, 2005, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $5.49 per share. As of September 22, 2005, there were approximately 61 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The Company’s current credit agreement with UPS Capital Corporation restricts the declaration and payment of dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Issuer Purchases of Equity Securities

There were no purchases by the Company of its Common Stock during the quarter ended December 31, 2004 nor does the Company have outstanding any publicly announced repurchase program.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2004, the Company sold no equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein. The selected financial data of all prior periods have been restated to reclassify revenues and expenses of the travel trailer business as a discontinued operation, as further discussed in Note 16 to the accompanying consolidated financial statements, and to correct other errors discussed below in Note 3 to the selected consolidated financial information table.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share and unit amounts)

	Years Ended December 31,
		As Restated	As Restated	As Restated	As Restated
Consolidated Statements of Operations Data:	2004	2003 (3)	2002 (3)	2001 (3)	2000 (3)
Net sales	$436,813	$312,548	$267,920	$249,250	$330,063
Cost of goods sold	405,799	306,293	269,789	247,163	293,155
Gross profit (loss)	31,014	6,255	(1,869)	2,087	36,908
Selling expenses	11,614	9,498	10,924	10,365	10,970
General and administrative expenses	13,622	7,463	7,427	8,103	8,863
Other expense	632	—	—	—	—
Amortization of intangibles	—	—	—	413	413
Impairment of goodwill (1)	—	—	6,126	—	—
Operating income (loss)	5,146	(10,706)	(26,346)	(16,794)	16,662
Interest expense	327	399	357	107	5
Other income	(90)	(6)	(117)	(527)	(1,206)
Loss (gain) on disposal of land and equipment	—	(1)	(355)	(71)	136
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	4,909	(11,098)	(26,231)	(16,303)	17,727
Provision (benefit) for income taxes	13,027	(4,112)	(7,699)	(6,150)	6,747
Loss (income) from continuing operations before cumulative effect of change in accounting principle	(8,118)	(6,986)	(18,532)	(10,153)	10,980
Loss from discontinued operations	2,155	2,301	2,212	3,712	96
Gain from sale of discontinued operations	(281)	—	—	—	—
Benefit for income taxes	(737)	(853)	(847)	(1,400)	(37)
Loss from discontinued operations, net of taxes	(1,137)	(1,448)	(1,365)	(2,312)	(59)
Loss (income) before cumulative effect of accounting change	(9,255)	(8,434)	(19,897)	(12,465)	10,921
Cumulative effect of change in accounting principle, net of tax (2)	—	—	—	—	(1,213)
Net (loss) income	$(9,255)	$(8,434)	$(19,897)	$(12,465)	$9,708
Basic (loss) earnings per common share:
Continuing operations	$(0.79)	$(0.71)	$(1.89)	$(1.05)	$1.13
Discontinued operations	(0.12)	(0.14)	(0.14)	(0.24)	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.12)
Net (loss) income	$(0.91)	$(0.85)	$(2.03)	$(1.29)	$1.00
Diluted (loss) earnings per common share:
Continuing operations	$(0.79)	$(0.71)	$(1.89)	$(1.05)	$1.09
Discontinued operations	(0.12)	(0.14)	(0.14)	(0.24)	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.12)
Net (loss) income	$(0.91)	$(0.85)	$(2.03)	$(1.29)	$0.96
Weighted average number of common shares outstanding:
Basic	10,217	9,900	9,788	9,683	9,743
Diluted	10,217	9,900	9,788	9,683	10,086
Other Data:
Class A units sold	2,968	2,417	1,919	1,957	2,852

	December 31,
		As Restated	As Restated	As Restated	As Restated
Consolidated Balance Sheet Data:	2004	2003 (3)	2002 (3)	2001 (3)	2000 (3)
Total assets	$140,642	$130,449	$142,233	$170,670	$155,940
Working capital	49,097	49,669	55,941	64,098	75,637
Long-term debt (including capital leases)	185	—	19	43	64
Stockholders’ equity	79,696	87,990	94,259	112,981	124,867

(1) The impairment of goodwill was attributable to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002.

(2) The cumulative effect of change in accounting principle was attributable to the adoption of Staff Accounting Bulletin No. 101, effective January 1, 2000.

(3) The prior period selected financial data presented in the table above have been restated for three correcting adjustments described below. These adjustments are also discussed below and under “Restatement Due to Correction of Errors” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Correction of accounting for dealer sales incentives

The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The 2003, 2002, 2001 and 2000 selected financial data presented in this Form 10-K have been restated to reclassify these retail sales incentives from selling expenses to a reduction of revenue as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $1.7 million in 2003, $2.5 million in 2002, $2.6 million in 2001 and $2.5 million in 2000. This adjustment had no impact on net (loss) income as previously reported.

Correction of allowance for doubtful accounts methodology

During 2003, the Company changed its methodology for calculating its allowance for doubtful accounts from a method of providing an allowance for the estimated cost of one motorhome at each of its divisions to a specific reserve methodology that reserves 100% of invoices greater than 120 days past due and all other accounts not considered collectible. The total reduction to the reserve of $0.15 million resulting from this change in methodology was initially recorded in 2003 as a change in estimate, but should have been recorded as a correction of an error. Accounting Principles Board Opinion No. 20, Accounting Changes, states that a change from an accounting principle that is not generally accepted to one that is generally accepted is a correction of an error. The allowance for doubtful accounts methodology used by the Company prior to 2003 is not a generally accepted method and as such, the Company now believes the 2002 financial statements should have been restated at the time the Company changed its methodology. General and administrative expenses were increased by $0.15 million in 2003 and decreased by the same amount in 2002 as a result of this restatement.

Correction of workers’ compensation reserve methodology

The 2002 financial statements have been restated to correct an error related to the workers’ compensation self-insurance reserve. During 2002, the Company changed its methodology for calculating workers’ compensation self-insurance reserves to an actuarial based method involving an incurred but not reported (IBNR) claims analysis from the specific reserve method previously recorded in 2001 and prior years. The total charge to increase the reserve of $4.2 million was initially recorded in 2002. The Company treated the charge as a revision of an estimate, but should have treated it as a correction of an error, and restated prior years. The restated cost of goods sold was reduced by $1.8 million in 2002 and increased by $1.2 million and $0.3 million in 2001 and 2000, respectively. The loss from discontinued operations was reduced by $0.5 million in 2002 and was increased by $0.4 million and $0.1 million in 2001 and 2000, respectively. Additionally, stockholders’ equity at January 1, 2000 was reduced by $0.2 million as a result of this restatement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company’s operating results; any material weaknesses in the Company’s internal control over financial reporting or any failure to implement required new or improved controls; resumption of losses; seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability claims. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth below under “Factors That May Affect Future Operating Performance” and in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request. The Company undertakes no obligation to revise or update publicly any forward looking statements for any reason.

Executive Overview

During the past three years, the Company has experienced net losses.  These losses, combined with a build-up in inventory, which are primarily the result of lower sales volumes related to recent market declines in the RV industry, have negatively impacted the Company’s liquidity.  In response to these conditions, the Company has implemented initiatives to increase sales volumes through new product and floorplan introductions and the addition of new dealers, to reduce all categories of inventory, to re-balance head counts to current retail sales-supported production levels, to improve manufacturing efficiencies, and to further reduce manufacturing and other overhead costs.

In 2004 the Company had a net loss of $9.3 million or $0.91 per share, compared to its net loss of $8.4 million or $0.85 per share in 2003. The Company’s 2004 results give effect to the establishment of a full valuation allowance in the amount of $11.1 million against the Company’s net deferred tax asset as of the end of 2004. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and the Company’s forecasted long-term profitability and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004.

In 2004, the Company improved its gross margins by 510 basis points from 2.0% in 2003 to 7.1% in 2004. The Company also finished the year with a 9.4% increase in market share, the third largest annual market share percent increase of the top ten Class A manufacturers as reported by Statistical Surveys, Inc. Key to the Company’s improvement in 2004 were new and enhanced product offerings, and improving profit margins driven by various cost-reduction and efficiency initiatives with reduced workers’ compensation and warranty costs being two of the most significant cost-reduction areas. Additionally, 2004 had the benefit of a full year of the new Inspire product sales which was a significant factor in the Company’s overall increase in sales over 2003.

In addition, during the third quarter, the Company sold its Travel Trailer business, which it recorded as a discontinued operation. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. For the years ended December 31, 2004, 2003 and 2002, the Company recorded net losses from discontinued operations of $1.1 million, $1.4 million and $1.4 million, respectively. The net loss on discontinued operations for the year ended December 31, 2004 included a pre-tax gain on the sale of the Travel Trailer business of $0.3 million.

Product Development

Both NRV and CCI released re-designed products in 2004. At NRV, the Tradewinds and the Islander, which were introduced in December 2004, are diesel products efficiently built on the same production line as the gas products. At CCI, the re-designed Magna and Affinity were introduced in the spring of 2004.

In evaluating existing products at CCI, the Company set to work revitalizing its Highline products. These efforts resulted in a significant improvement in CCI’s motorhome product turn and a significant annual increase in its overall market share. NRV experienced a market share increase in its Tropi-Cal and Sea Breeze products.

New floorplans with triple and quad slides together with interior and exterior product enhancements have proven very successful in the marketplace. Management believes that focusing on the customer and providing great products that support the customer’s lifestyle will drive future growth for the Company.

Operating Performance

Continual effort to improve the safety of the workforce and decrease its workers’ compensation costs resulted in an approximate $3.0 million reduction in workers’ compensation costs for the year ended 2004 compared to 2003. The Company has undertaken significant safety programs to address these costs and the Company is being more proactive in the handling of its claims. In addition to these measures, which are helping, the Company believes that its workers’ compensation costs should be further reduced by recent state reforms. Other factors leading to the improvement in gross profit margin percentage from last year include higher sales, increased production levels at both NRV and CCI, price increases, and reduced discounting, partially offset by production inefficiencies.

As the Company has introduced new and revitalized products it has seen a rise in wholesale deliveries and an improvement in Class A retail market share, to 6.6% in 2004 from 6.1% in 2003. Both the industry and the Company have experienced a shift to the more profitable diesel versus gas product lines. Stronger product offerings and the resulting increase in demand have reduced the need to discount many of the Company’s products through most of 2004 though there can be no assurance that future demand and competitive conditions will not cause the Company to increase discounts in future periods.

Looking Ahead

Many of the same objectives the Company addressed last year remain in place for the current year, including aggressive product development, cost containment, and increased customer satisfaction. In addition, the Company will focus on increasing its dealer body in 2005 with particular emphasis on the midwest, northeast, and east coast.

The 2004 fourth quarter saw the release of the remaining 2005 model year offerings. NRV introduced the re-designed Tradewinds and Islander diesel-powered products at the industry’s annual tradeshow in early December 2004. These two diesel products, which began to hit the market in meaningful numbers in the second quarter of 2005, represent significant additions to the Company’s offerings given the relative strength of the Class A motorhome diesel segment.

Cost containment remains a high priority, specifically in the manufacturing cost areas, warranty, and workers’ compensation. The Company continues to focus on improving the quality of its motorhomes resulting in decreased warranty costs as a percentage of net sales. Also, the Company has instituted a number of safety programs, which have resulted in measurably reduced workers’ compensation costs. The Company expects further progress in containing its costs as it continues to implement lean manufacturing concepts. Both NRV and CCI have recently staffed full-time manufacturing engineers to assist in driving efficiency gains.

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

The Recreational Vehicle Industry Association’s (RVIA) market expansion campaign, GO RVing, now in its eighth year, is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects a decline in the industry in the near term or each of the years 2005 and 2006.

This analysis of the Company’s financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The Company has performed an evaluation of its ability to continue as a going concern and believes it has sufficient financial resources to fund its operations through at least December 31, 2005. Accordingly, the consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period.

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

Valuation of Long-Lived Assets

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

Warranty Reserve

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

Discounts and floorplan interest reimbursement programs are offered to dealers on purchases of certain units during dealer or other trade show events. The Company will occasionally also offer these programs to its dealers to sell slower-moving units. The Company recognizes the cost of these programs as a reduction of revenue and generally records the cost of discounts when the associated revenue is recognized.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company estimates its income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that its net deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax assets will not be realized.  In determining whether a valuation allowance is necessary, the Company is required to take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including the Company’s past earnings history, market conditions, management profitability forecasts, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset.  SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and lead the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004.    As a result, the Company has recorded a non-cash charge of $11.1 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset.  The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. During 2004, the Company’s income tax expense was $12.3 million ($13.0 million for continuing operations partially offset by a $0.7 million income tax benefit for discontinued operations) as a result of the Company’s full valuation allowance.

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties, the Company provides for tax liabilities when it determines it is probable and estimable that additional taxes may be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in the consolidated statement of operations in the period such determination is made.

Valuation of Inventory

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

Workers’ Compensation Reserve

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

Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its dealers to make required payments. The current methodology takes into consideration the dealer financing arrangement, where payment on motorhomes is pre-approved prior to shipment with payment made directly from the dealer’s third party finance source to the Company within 15 business days from the date of shipment. This arrangement significantly reduces the risk of loss from the sale of motorhomes. Parts receivables represent a minimal portion of the total accounts receivable. The Company uses a specific reserve methodology and currently reserves 100% of invoices greater than 120 days old. Additionally, the Company reviews all other accounts for collectibility and those not considered collectible are reserved for as deemed appropriate. There is no expectation that this methodology will change in the near term; however, to the extent any of the assumptions should change in the future, the Company will reassess the methodology and make any necessary adjustments.

Restatement Due to Correction of Errors

The prior period financial statements presented in this Annual Report on Form 10-K have been restated for three correcting adjustments. These adjustments are discussed in more detail below. (See also Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

Correction of accounting for dealer sales incentives

The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The 2003 and 2002 statements of operations have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $1.7 million in 2003 and $2.5 million in 2002. This adjustment had no impact on net (loss) income as previously reported.

Correction of allowance for doubtful accounts methodology

During 2003, the Company changed its methodology for calculating its allowance for doubtful accounts from a method of providing an allowance for the estimated cost of one motorhome at each of its divisions to a specific reserve methodology that reserves 100% of invoices greater than 120 days past due and all other accounts not considered collectible. The total reduction to the reserve of $0.15 million resulting from this change in methodology was initially recorded in 2003 as a change in estimate, but should have been recorded as a correction of an error. Accounting Principles Board Opinion No. 20, Accounting Changes, states that a change from an accounting principle that is not generally accepted to one that is generally accepted is a correction of an error. The allowance for doubtful accounts methodology used by the Company prior to 2003 is not a generally accepted method and as such, the Company now believes the 2002 financial statements should have been restated at the time the Company changed its methodology. General and administrative expenses were increased by $0.15 million in 2003 and decreased by the same amount in 2002 as a result of this restatement.

Correction of workers’ compensation reserve methodology

The 2002 financial statements have been restated to correct an error related to the workers’ compensation self-insurance reserve. During 2002, the Company changed its methodology for calculating workers’ compensation self-insurance reserves to an actuarial based method involving an incurred but not reported (IBNR) claims analysis from the specific reserve method previously recorded in 2001 and prior years. The total charge to increase the reserve of $4.2 million was initially recorded in 2002. The Company treated the charge as a revision of an estimate, but should have treated it as a correction of an error, and restated prior years. The restated 2002 cost of goods sold was reduced by $1.8 million and the loss from discontinued operations was reduced by $0.5 million to allocate these workers’ compensation costs to the appropriate years.

The above noted restatements did not result in a restatement of the consolidated balance sheet as of December 31, 2003.  The consolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002 have been restated as follows (in thousands, except per share amounts):

	As Previously Reported 2003	As Restated 2003	As Previously Reported 2002	As Restated 2002
Statement of Operations
Net sales	$314,286	$312,548	$270,373	$267,920
Cost of goods sold	306,293	306,293	271,551	269,789
Gross profit (loss)	7,993	6,255	(1,178)	(1,869)
Selling expenses	11,236	9,498	13,377	10,924
General and administrative expense	7,314	7,463	7,576	7,427
Operating loss	(10,557)	(10,706)	(28,257)	(26,346)
Loss from discontinued operations	(2,301)	(2,301)	(2,769)	(2,212)
Net loss	$(8,340)	$(8,434)	$(21,422)	$(19,897)

Net loss per share:
Basic	$(0.84)	$(0.85)	$(2.19)	$(2.03)
Diluted	$(0.84)	$(0.85)	$(2.19)	$(2.03)

Statement of Cash Flows
Net loss	$(8,340)	$(8,434)	$(21,422)	$(19,897)
Increase in deferred income tax benefit	(5,388)	(5,443)	(2,574)	(1,631)
Decrease (increase) in receivables	(11,212)	(11,063)	6,428	6,279
(Decrease) increase in accrued expenses	(225)	(225)	6,814	4,495
Net cash (used in) provided by operating activities	8,131	8,131	(4,779)	(4,779)
Net cash used in investing activities	(1,793)	(1,793)	(1,556)	(1,556)
Net cash provided by (used in) financing activities	(4,293)	(4,293)	6,327	6,327

Adjustment to Stockholders’ Equity as of January 1, 2002
Opening stockholders’ equity, at January 1, 2002, as previously reported				$114,412
Workers’ compensation				(1,431)
Opening stockholders’ equity, at January 1, 2002, as restated				$112,981

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statement of Operations, prior periods have been restated to reclassify revenues and expenses of the travel trailer business as a discontinued operation, as further discussed in Note 16 to the accompanying financial statements:

	Percentage of Net Sales Years Ended December 31,
	2004	Restated 2003 (1)	Restated 2002 (1)

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	92.9	98.0	100.7
Gross profit (loss)	7.1	2.0	(0.7)
Selling expenses	2.7	3.0	4.1
General and administrative expenses	3.1	2.4	2.8
Other expense	0.1	0.0	0.0
Impairment of goodwill	0.0	0.0	2.3
Operating income (loss)	1.2	(3.4)	(9.9)
Interest expense	0.1	0.1	0.1
Other income	(0.0)	(0.0)	(0.2)
Income (loss) from continuing operations before income taxes	1.1	(3.5)	(9.8)
Provision (benefit) for income taxes	3.0	(1.3)	(2.9)
Loss from continuing operations	(1.9)	(2.2)	(6.9)
Loss from discontinued operations before income tax benefit	0.4	0.8	0.8
Benefit for income taxes of discontinued operations	(0.2)	(0.3)	(0.3)
Net loss from discontinued operations	(0.2)	(0.5)	(0.5)
Net loss	(2.1)	(2.7)	(7.4)

(1) The information in the table with respect to the fiscal years ended December 31, 2003 and December 31, 2002 reflects the restatement described in  “Restatement Due to Correction of Errors” on page 19 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Amounts in tables are in thousands, except percentages

The discussion below comparing the results for the fiscal years ended December 31, 2004 and 2003 reflects the restatement described in “Restatement Due to Correction of Errors” on page 19 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

Net sales

	Twelve Months Ended December 31, Percent Change
	2004		As Restated 2003
Net sales	$436,813	39.8%	$312,548
as a percent of net sales	100.0%		100.0%

Net sales of $436.8 million for the year ended December 31, 2004 represent an increase of $124.3 million, or 39.8%, from the same period last year. Annual wholesale unit shipments of diesel motorhomes were 1,380, up 33.3% from 1,035 units during the same period last year. Annual shipments of gas motorhomes were 1,588, up 14.9% from 1,382 units during the same period last year.

The increase in net sales is mainly attributable to strong sales of CCI’s Inspire and Magna product lines and NRV’s Tropi-Cal, as well as an overall increase in the demand for the Company’s Highline and other products. The Company also benefited from a healthy economy and an 11.6% increase in the industry-wide wholesale Class A motorhome sales in 2004.

Gross profit margin

	Twelve Months Ended December 31, Percent Change
	2004		As Restated 2003
Gross profit margin	7.1%	255.0%	2.0%

The gross profit margin for 2004 was 7.1% (or a $31.0 million gross profit) compared to a 2.0% gross margin (or a $6.3 million gross profit) for the same period last year. The primary factors that led to the improved gross margins were higher production levels, reduced workers’ compensation costs, product price increases and reduced discounting, partially offset by production inefficiencies.

Selling expenses

	Twelve Months Ended December 31, Percent Change
	2004		As Restated 2003
Selling expenses	$11,614	22.3%	$9,498
as a percent of net sales	2.7%		3.0%

Selling expenses increased $2.1 million, or 22.3%, for the year 2004 over the same period last year. Selling expenses for 2004 increased mainly due to increased sales commissions, marketing, and rally and show expenses resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due to higher sales over which to spread the fixed selling expenses.

General and administrative expenses

	Twelve Months Ended December 31, Percent Change
	2004		As Restated 2003
General and administrative expenses	$13,622	82.5%	$7,463
as a percent of net sales	3.1%		2.4%

General and administrative expenses totaling $13.6 million for 2004 were up $6.2 million, or 82.5%, compared to the same period last year. The increase in general and administrative expenses is due to increased expenses related to compliance with the Sarbanes-Oxley Act, higher audit fees, increased personnel expenses, and an employee bonus program. The cost for outside consultants and fees from the independent registered public accounting firm to comply with the Sarbanes-Oxley Act was approximately $1.8 million of the total increase in general and administrative expenses for 2004.

Other expense

	Twelve Months Ended December 31, Percent Change
	2004		2003
Other expense	$632	100.0%	$—
as a percent of net sales	0.1%		0.0%

Other expense for 2004 was primarily the loss on the sale of the real property in Florida totaling $0.3 million and the impairment of an emissions control system totaling $0.3 million.

Interest expense

	Twelve Months Ended December 31, Percent Change
	2004		2003
Interest expense	$327	(18.0)%	$399
as a percent of net sales	0.1%		0.1%

Interest expense for 2004 totaling $0.3 million decreased over last year due to reduced average borrowings on the line-of-credit. As a percentage of net sales, interest expense for 2004 remained unchanged at 0.1% compared to 2003. Interest expense represents the interest and fees paid on the Company’s credit facility.

Other income

	Twelve Months Ended December 31, Percent Change
	2004		2003
Other income	$(90)	100.0%	$(7)
as a percent of net sales	(0.0)%		(0.0)%

The individual components of other income during 2004 and 2003 are immaterial.

Provision (benefit) for income taxes

	Twelve Months Ended December 31, Percent Change
	2004		As Restated 2003
Provision (benefit) for income taxes	$13,027	N/A	$(4,112)
as a percent of net sales	3.0%		(1.3)%

The overall effective tax rate for 2004 was 404.9%, compared to 37.1% for the same period last year. The 2004 effective tax rate gives effect to a charge to establish a full valuation allowance in the amount of $11.1 million against the Company’s net deferred tax asset as of the end of 2004. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized.  In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004. As a result, the Company has recorded a non-cash charge of $11.1 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset.  The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. During 2004, the Company’s income tax expense was $13.0 million as a result of the Company’s full valuation allowance.

Net loss from discontinued operations

	Twelve Months Ended December 31, Percent Change
	2004		2003
Net loss from discontinued operations	$(1,137)	(21.5)%	$(1,448)
as a percent of net sales	(0.2)%		(0.5)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The net loss from discontinued operations for 2004 totaled $1.1 million compared to a net loss of $1.4 million for the same period last year. The net loss from discontinued operations for the year ended December 31, 2004 included a pre-tax gain on the sale of $0.3 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Amounts in tables are in thousands, except percentages

The discussion below comparing the results for the fiscal years ended December 31, 2003 and 2002 reflects the restatement described in “Restatement Due to a Correction of Errors” on page 19 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

Net sales

	Twelve Months Ended December 31, Percent Change
	As Restated 2003		As Restated 2002
Net sales	$312,548	16.7%	$267,920
as a percent of net sales	100.0%		100.0%

Net sales of $312.5 million for the year ended December 31, 2003 represent an increase of $44.6 million, or 16.7%, from 2002. Annual wholesale unit shipments of diesel motorhomes were 1,035, up 6.3% from 974 units sold during 2002. Annual shipments of gas motorhomes were 1,382, up 46.2% from 945 units sold during 2002.

Gross profit (loss) margin

	Twelve Months Ended December 31, Percent Change
	As Restated 2003		As Restated 2002
Gross profit (loss) margin	2.0%	N/A	(0.7)%

The primary factors, that led to a 2.0% gross profit margin (or a $6.3 million gross profit) for 2003 compared to a (0.7)% gross loss (or a $1.9 million gross loss) for 2002, were reduced warranty costs, reduced discounting, higher production and sales volumes, and reduced workers’ compensation costs. The Company improved the quality of its products resulting in reduced warranty costs of approximately $4.4 million. The Company significantly reduced inventory levels during 2003, which allowed management to reduce the amounts of discounts given to its dealers.

Selling expenses

	Twelve Months Ended December 31, Percent Change
	As Restated 2003		As Restated 2002
Selling expenses	$9,498	(13.1)%	$10,924
as a percent of net sales	3.0%		4.1%

Selling expenses totaled  $9.5 million or 3.0% of net sales for 2003 compared to $10.9 million or 4.1% of net sales for 2002. Additionally for 2003, selling expenses, as a percentage of net sales decreased in 2003 to 3.0% from 4.1% in 2002. Sales costs decreased due to concerted efforts by management to reduce advertising, giveaways and sales commissions.

General and administrative expenses

	Twelve Months Ended December 31, Percent Change
	2003		2002
General and administrative expenses	$7,463	0.5%	$7,427
as a percent of net sales	2.4%		2.8%

General and administrative expenses totaling $7.5 million during 2003 declined by 0.5% compared to $7.4 million during 2002. As a percentage of net sales, general and administrative expenses decreased in 2003 to 2.4% from 2.8% in 2002 as a result of improved sales during 2003. In addition, 2002 reflected the $0.6 million impact of an employment related legal settlement reached in that year, which settlement was the primary reason for the reduction in general and administrative expenses from 2002 to 2003.

Impairment of goodwill

	Twelve Months Ended December 31, Percent Change
	2003		2002
Impairment of goodwill	$—	(100.0)%	$6,126
as a percent of net sales	0.0%		2.3%

The Company recognized the complete impairment of goodwill during the year 2002.

As of December 31, 2001, the Company had a net goodwill balance of $6.1 million related to the 1996 acquisition of its subsidiary CCI. The Company adopted SFAS 142 effective January 1, 2002. In connection with this adoption, the Company completed its transitional goodwill impairment test that resulted in no goodwill impairment as of January 1, 2002. However, as of September 30, 2002, certain factors and events pertaining to the Company, triggered the need for the Company to perform another goodwill impairment test. These factors and events included a relatively sudden decline in the Company’s retail demand, a severe drop in the profitability of the Company’s products, and a severe drop in the Company’s stock price resulting from a third quarter pre-announcement of the Company’s expectation of a significant third quarter loss. The critical factors the Company considered in its September 30, 2002 goodwill impairment testing were the severe drop in the Company’s three-week average stock price following the announcement of the Company’s expected third quarter loss and the significant decline in the fair value of CCI based on poor third quarter results and a resulting drop in expected future CCI operating results and thus a significant decline in the fair value of CCI. Based on these factors, combined with management’s belief that there was significant value in unrecognized intangible assets, management concluded that the implied fair value of the goodwill was zero. Accordingly, an impairment loss was recognized for the amount of the goodwill during the quarter ended September 30, 2002.

Interest expense

	Twelve Months Ended December 31, Percent Change
	2003		2002
Interest expense	$399	11.8%	$357
as a percent of net sales	0.1%		0.1%

Interest expense for 2003 totaling $0.4 million was flat compared to 2002. As a percentage of net sales, interest expense for 2003 remained unchanged at 0.1% compared to 2002. Interest expense represents the interest and fees paid on the Company’s credit facility.

Other income

	Twelve Months Ended December 31, Percent Change
	2003		2002
Other income	$(7)	(98.5)%	$(472)
as a percent of net sales	(0.0)%		(0.2)%

Other income in 2003 is mainly comprised of interest income earned on cash in the Company’s general bank account. As a percentage of net sales the amount is not material. Other income during 2002 is primarily the result of the sale of the Company’s airplane.

Benefit for income taxes

	Twelve Months Ended December 31, Percent Change
	2003		As Restated 2002
Benefit for income taxes	$(4,112)	(46.6)%	$(7,699)
as a percent of net sales	(1.3)%		(2.9)%

The benefits for income taxes for the years ended 2003 and 2002 were $4.1 million and $7.7 million, respectively. The benefits for income taxes on a percentage of sales basis for the years ended 2003 and 2002 were (1.3)% and (2.9)% respectively. The effective tax rate for 2003 was 37.1%, while the effective tax rate for 2002, excluding the impairment of goodwill was 38.3%. The federal rate used to adjust the deferred taxes decreased by 1% in 2003 compared to 2002.

Net loss from discontinued operations

	Twelve Months Ended December 31, Percent Change
	2003		2002
Net loss from discontinued operations	$(1,448)	6.1%	$(1,365)
as a percent of net sales	(0.5)%		(0.5)%

The net loss from discontinued operations for 2003 totaled $1.4 million compared to a net loss of $1.4 million for 2002. The loss represents the loss from the towables operations during 2003 and 2002.

Liquidity and Capital Resources

The Company has incurred net losses of $9.3 million, $8.4 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company has used cash from operating activities of $15.8 million and $4.8 million for the years ended December 31, 2004 and 2002, respectively, and provided cash from operating activities of $8.1 million for the year ended December 31, 2003.  The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions.  With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for products in 2005.  These conditions lead the Company to assess its short-term liquidity needs and plans to achieve profitability.

During 2004, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation (UPSC). On December 31, 2004, the Company had working capital of $49.1 million compared to $49.7 million at December 31, 2003. Cash and cash equivalents was $0.01 million at December 31, 2004. This decrease of $0.6 million was primarily due to line of credit borrowings of $12.7 million, a $6.7 million reduction in current deferred income taxes, a $2.5 million increase in accounts payable, a $2.0 million decrease in cash, and a $1.5 million increase in current accrued expenses, mostly offset by a $23.2 million increase in inventory and a $2.2 million increase in note receivable. During 2004, the Company used cash in its operations of $15.8 million which was due primarily to a $27.3 million increase in inventories ($2.8 million of which was sold to Weekend Warrior as part of the Travel Trailer business sales) and a $9.3 million net loss, partially offset by an $11.8 million deferred income tax provision, which is primarily due to the Company recording an $11.1 million valuation allowance against deferred tax assets, $3.8 million in depreciation, a $2.5 million increase in accounts payable, and a $1.3 million inventory write-down.  For the year ended December 31, 2004, net cash used in investing activities was $0.4 million, which reflects $4.9 million of capital expenditures, with the single largest expenditure being the purchase of the Florida service center totaling $0.8 million. These expenditures were mostly offset by the proceeds from the sale of assets totaling $3.6 million, with the largest single sale of assets being the sale of the Florida property totaling $1.9 million, by the proceeds from the sale of discontinued operations totaling $0.5 million, and by the note receivable repayments of $0.5 million. Net cash provided by financing activities was $14.2 million, mainly due to the advances on the line of credit totaling $12.7 million, an increase in book overdraft of $0.8 million and $0.7 million in proceeds from issuance of common stock through the exercise of stock options.

At December 31, 2004, the Company had an asset-based revolving credit facility of $15 million with UPSC which was scheduled to expire in August 2005.  At December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.7 million and the Company was not in default with any covenants as of this date.  On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million.   On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million.  The new credit facility is collateralized by all of the Company’s assets other than real estate.  Borrowing availability is based on eligible accounts receivable and inventory.  The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding.  The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced.  The Company did not meet these financial covenants as of August 31, 2005 and currently does not expect to meet them until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable.  Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.  At December 31, 2004 the interest rate on the outstanding borrowings under the line-of-credit was 6.00%. The weighted average interest rate for the borrowings under the line-of-credit during the year ended December 31, 2004 was 5.49%. The weighted average interest rate for the borrowings on the line-of-credit during the year ended December 31, 2003 was 4.96%.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: i) new product introductions in the fourth quarter of 2005 with additional new product and floor plan introductions in the first half of 2006, ii) new dealer additions to fill open market areas or replace under-performing dealers, iii) reductions in all categories of inventory, iv) head count re-balancings to current retail sales-supported production levels, v) engineering reviews of material components for the removal of non-value added items to reduce both material and assembly costs, vi) continued thorough motorhome inspections to improve quality and to more timely report failures, and vii) manufacturing cost reductions resulting from the continued implementation of lean manufacturing concepts.

In order to fund on-going operations through at least December 31, 2005, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line-of-credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins.  After consideration of the restrictions of the borrowing capacity noted above, the Company believes it has sufficient financial resources to fund its operations through at least December 31, 2005.  However, the Company’s ability to meet its obligations beyond 2005 is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

The following is a schedule at December 31, 2004 of the Company’s known contractual obligations:

(in thousands)		Less than	1 – 3	4 - 5	After
Contractual obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$1,404	$1,302	$84	$18	$—
Capital leases	320	66	132	122	—
	$1,724	$1,368	$216	$140	$—

(in thousands)		Less than	1 – 3	4 - 5	After
Commercial commitments	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$12,690	$12,690	$—	$—	$—
Letter of credit (Wells Fargo)	250	250	—	—	—
	$12,940	$12,940	$—	$—	$—

As further discussed in Note 11 to the Company’s consolidated financial statements included in this Form 10-K, the Company generally agrees with its dealers’ lenders to repurchase any unsold RVs in the event of various circumstances. The Company’s maximum potential exposure under these agreements approximated $132 million at December 31, 2004. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2004, the Company entered into an agreement to acquire approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon for $3 million.  The Company paid a deposit of $0.1 million in 2004.  The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006.

Effects of Inflation

Higher steel and petroleum prices during 2004, while partially passed along to customers in the form of surcharges, had an adverse effect on the Company’s profit margins—particularly in the latter part of the year. Such adverse effects have continued through August 2005 and are projected for the remainder of fiscal 2005.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The Company has not completed its analysis and does not expect to be able to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the level of earnings outside the United States, the debt level between the Company’s U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

Risk Factors that May Affect Future Operating Results

Potential Fluctuations in Operating Results

The Company’s net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on the Company’s products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by the Company, competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, the Company’s overall gross margin will be affected by shifts in the type of models sold. Due to the relatively high selling prices of many of the Company’s motorhome models (in particular, its Highline Class A motor coaches), a relatively small variation in the number of motorhomes sold in any quarter can have a significant effect on sales and operating results for that quarter.

Continuation of Losses

The Company has had net losses totaling $9.3 million and $8.4 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Continued losses could reduce the Company’s liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development.  This could have a negative effect on the Company’s ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance.  This could in turn, have a negative impact on sales and earnings.  If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due.  The Company’s loss in 2004 was the result of recording a non-cash charge of $11.1 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset.  The Company’s losses in 2003 and 2002 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company’s goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers’ compensation reserve increase in 2002 and continued high workers’ compensation costs in 2003.  There are no assurances that the conditions that have resulted in the Company’s losses in the past will not continue through 2005 and beyond.

Failure to Maintain an Effective Internal Control Over Financial Reporting

Effective internal control over financial reporting is necessary for the Company to provide reliable financial reports and effectively prevent fraud. If the Company cannot provide reliable financial reports or prevent fraud, the Company’s brand and operating results could be harmed. As reported in this Form 10-K, the Company has identified, and may in the future identify, areas of the Company’s internal control over financial reporting that need improvement. Because of the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004, the Company and the Company’s independent registered public accountants concluded that the Company’s internal control over financial reporting was not effective as of the 2004 year-end. The Company expects to devote significant resources to remediate and improve its internal control over financial reporting. The Company cannot be certain that these measures will ensure that the Company implements and maintains adequate internal control over financial reporting in the future. In addition to the material weaknesses identified as of December 31, 2004, significant deficiencies in the Company’s internal control over financial reporting were also identified and those significant deficiencies if not corrected, could become material weaknesses in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company’s operating results or cause the Company to fail to meet its reporting obligations. Failure to maintain an effective system of internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of the Company’s stock.

Cyclicality, Seasonality and Economic Conditions

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Concerns about the availability and price of gasoline, decreases in consumer confidence, inflation, increases in interest rates and reductions in available financing have had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company’s products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

Dependence on Certain Dealers and Concentration of Dealers in Certain Regions

For the year ended December 31, 2004, three dealers accounted for 14%, 12%, and 11% respectively, of the Company’s annual net sales. Also, the Company’s top ten dealers accounted for approximately 72%, 66% and 59% of the Company’s annual net sales during the years ended December 31, 2004, 2003 and 2002, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company’s financial condition and results of operations. In addition, a significant portion of the Company’s sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in the western region could materially adversely affect the Company’s sales.

Dependence on Chassis Suppliers

One of the principal components used in the manufacture of motorhomes is the chassis, which includes the engine, drive train and other operating components. Although CCI manufactures chassis used in its products, the Company obtains the required chassis for its NRV Class A motorhomes from a limited number of manufacturers. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed five weeks and the RV industry as a whole has from time to time experienced temporary shortages of chassis. The Company’s outside chassis suppliers accounted for approximately 55% of the total chassis purchased or manufactured during 2004. If any of the Company’s suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

Potential Liabilities Under Repurchase Agreements

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements was approximately $132 million at December 31, 2004. As with accounts receivable, the risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

Competition

The Company competes with numerous manufacturers, many of which have multiple product lines of RVs, which are larger and have substantially greater financial and other resources than the Company. According to Statistical Surveys, Inc., the three largest motorhome manufacturers had sales aggregating 55.8% of industry-wide retail unit sales of Class A motorhomes for the year ended December 31, 2004. In addition, sales of used RVs provide competition to RV manufacturers.

Government Regulation

The Company is subject to federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the “Motor Vehicle Act”), the Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD” Act) and the Federal Motor Vehicle Safety Standards (“FMVSS”). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, the Company has, from time to time, instituted voluntary recalls of certain motorhome units. Future recalls of the Company’s products, if any, could have a material adverse effect on the Company. The Company is also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws.”

Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. As a result of these restrictions, certain models of motorhomes manufactured by the Company’s CCI subsidiary may not be legally operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Enforcement of these laws and related customer complaints to date has been limited. The Company is unable to reliably predict the extent of future enforcement of these laws, the extent future enforcement might lead to customer complaints, or the extent to which CCI may choose or be required to provide some customer remedy, such as repurchasing or exchanging motorhomes, as a result of such complaints. If current enforcement efforts and related complaints were to increase significantly from their current levels, the cost of resolving such complaints, particularly should the resolution of complaints require repurchasing, refurbishing, and reselling of motorhomes, could have a material adverse financial effect on the Company.

Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling the Company’s products and could have a material adverse effect on the Company’s business, results of operations and financial condition. The failure of the Company to comply with these present or future laws or regulations could result in fines imposed on the Company, civil and criminal liability, or suspension of operations, any of which could have a material adverse financial effect on the Company.

The Company’s manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated thereunder will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, civil and criminal liability, suspension of operations, alterations to the manufacturing process or costly cleanup or capital expenditures.

Warranty Claims

The Company is subject to warranty claims in the ordinary course of its business. Although the Company maintains reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding the Company’s current warranty expense levels could have a material adverse effect on the Company’s results of operations, financial condition, and cash flows.

Product Liability

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreation vehicle industry. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). The Company cannot be certain that its insurance coverage will be sufficient to cover all future claims against it. Any increase in the frequency and size of these claims, as compared to the Company’s experience in prior years, may cause the premiums that the Company is required to pay for insurance to rise significantly. It may also increase the amounts the Company pays in punitive damages, which may not be covered by the Company’s insurance. These factors may have a material adverse effect on the Company’s results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against the Company’s competitors, the Company’s reputation and business will be harmed.

Antitakeover Provisions

Certain provisions of the Company’s Certificate of Incorporation, as well as Delaware corporate law and the Company’s Stockholder Rights Plan (the “Rights Plan”), may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Such provisions also may adversely affect prevailing market prices for the Common Stock. Certain of such provisions allow the Company’s Board of Directors to issue, without additional stockholder approval, preferred stock having rights senior to those of the Common Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. In August 1996, the Company adopted the Rights Plan, pursuant to which holders of the Common Stock received a distribution of rights to purchase additional shares of Common Stock, which rights become exercisable upon the occurrence of certain events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the year ended December 31, 2004 was 5.49%. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of approximately $0.63 for each $1,000 borrowed.

Item 8. Financial Statements and Supplementary Data

The information required by this item is contained in the financial statements listed in Item 15(a) under the caption “Consolidated Financial Statements.”

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on, and as of the date of, this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004, because of the material weaknesses described below and because of an inability to file the Annual Report on Form 10-K within the statutory time period.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2004, we identified the following material weaknesses in the Company’s internal control over financial reporting:

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

3.                   Accounting for Sales Incentives - The Company did not maintain effective controls over the accounting for sales incentives.  Specifically, certain sales incentive programs which are paid directly to dealers or dealers’ sales representatives were improperly classified as selling expenses and should have been classified as a reduction of revenue.  This control deficiency resulted in the restatement of the Company’s 2003 and 2002 consolidated financial statements.  This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements.  Additionally, this control deficiency could result in a misstatement of revenue and selling expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 48 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

As of the filing date of this report, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004.  However, during fiscal year 2005, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

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

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On December 1, 2004, the Company entered into an amendment to its credit facility with UPSC in order to temporarily increase the credit line from $15 million to $20 million for 90 days. On February 28, 2005, the Company entered into an additional amendment with UPSC which extended such increase in its line of credit amount through April 15, 2005. On April 21, 2005, UPSC extended the initial term of the credit facility from August 28, 2005 to January 31, 2006 and permanently increased the line of credit from $15 million to $20 million. A copy of these loan modifications are filed as Exhibits 10.10, 10.11, and 10.12 to this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

The executive officers and directors of the Company are as follows:

Name	Age	Position
Doy B. Henley	75	Chairman of the Board (1)
Bradley C. Albrechtsen	42	President, Chief Executive Officer and Director
Robert B. Lee	66	Director
Gregory McCaffery	52	Director (1)
James B. Roszak	63	Director (1)
Thomas J. Martini	57	Chief Financial Officer
Jonathan C. Corn	41	Vice President - General Counsel

(1)          Member of the Audit Committee, Compensation Committee and Nominating/Corporate Governance Committee.

Executive Officers and Directors

DOY B. HENLEY. Mr. Henley has served as Chairman of the Board since September 2001 and has been a director of the Company since February 1998. Mr. Henley is a Class III director whose term expires in 2006. Mr. Henley is chief executive officer of Henley Properties, a private real estate management company. Mr. Henley was a founder and, from 1966 to 1997, had been the Chairman and Chief Executive Officer of Aeromil Engineering Company, a computer-automated manufacturing firm engaged in the production of complex machined titanium track systems and structural components for the aerospace industry. Mr. Henley also serves on the Board of Chapman University and The Salvation Army Advisory Board.

BRADLEY C. ALBRECHTSEN. Mr. Albrechtsen has been President, Chief Executive Officer and a director since September 2001, Chief Financial Officer and Treasurer of the Company from April 1999 to September 2001 and Assistant Secretary from January 1999 to September 2001. Mr. Albrechtsen served as the Company’s Controller from 1993 through April 1999 and as Assistant Controller prior to 1993. Mr. Albrechtsen is a Class I director whose term expires at the 2005 Annual Meeting. Mr. Albrechtsen is a certified public accountant with six years of public accounting experience, including three years at Arthur Young & Co. (the predecessor of Ernst & Young).

ROBERT B. LEE. Mr. Lee has been a director of the Company since November 1996 and is presently a consultant to the Company’s Country Coach, Inc. subsidiary (“Country Coach”). Mr. Lee has also been President and Chief Operating Officer of the Company from April 2001 to September 2001 and co-Chief Executive Officer from March 2001 to April 2001. Mr. Lee is a Class II director whose term expires in 2007. Mr. Lee founded Country Coach in 1973 and served as Chairman and Chief Executive Officer of Country Coach from 1973 to July 2000, President of Country Coach from September 2002 through October 2003 and CEO of Country Coach from October 2003 through February 2004. Mr. Lee served as a consultant to the Company from September 2001 to December 31, 2001, and also served in that role from July 2000 to March 2001.

GREGORY McCAFFERY. Mr. McCaffery has been a director of the Company since February 1998. Mr. McCaffery is a Class II director whose term expires in 2007. Mr. McCaffery is a founder and president of, and since 1984 has operated, McCaffery Homebuilders, a builder of custom homes located in Orange Country, California.

JAMES B. ROSZAK. Mr. Roszak has been a director of the Company since June 2003 and is a Class III director whose term expires in 2006. Mr. Roszak was employed by the Life Insurance Division of Transamerica Corporation, a financial services organization engaged in life insurance, commercial lending, leasing and real estate services, from June 1962 through his retirement as President of such division in June 1997. Mr. Roszak also served as interim Chief Executive Officer and a director of buy.com, an Internet retailer, from February 2001 through August 2001.

THOMAS J. MARTINI. Mr. Martini was named Chief Financial Officer in May 2005 and has served as Treasurer since joining the Company in March 2004. Prior to joining the Company, Mr. Martini was Vice President and Treasurer for Coachmen Industries, Inc., a publicly traded recreational vehicle manufacturer, from March 2001 to December 2003. From February 1991 to March 2001, Mr. Martini served as Chief Financial Officer of Miller Building Systems, Inc., a manufacturer of commercial and institutional buildings, that was publicly traded prior to its acquisition in 2000 by Coachmen Industries, Inc. From 1978 to 1991, Mr. Martini held a number of senior financial management positions for several manufacturing organizations. Mr. Martini is a certified public accountant.

JONATHAN C. CORN. Mr. Corn has been Vice President - General Counsel since April 2002, and General Counsel since December 2001. Mr. Corn is an attorney who received his law degree from Georgetown University Law Center in 1991. Prior to joining the Company, Mr. Corn practiced law in San Diego. His firm, Corn & Associates, P.C., was a specialty firm focused on the representation of RV manufacturers and dealers.

Audit Committee

The Board of Directors has a standing Audit Committee. The Audit Committee currently consists of Messrs. Doy Henley, Gregory McCaffery and James Roszak (chairman). The Board has determined that all members of the Audit Committee are independent directors under the rules of the NYSE and each of them meets the financial literacy and sophistication requirements under the rules of the NYSE. The Board has determined that Mr. Roszak qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of the Company’s accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants.

Communication with Directors

Stockholders who wish to communicate with the entire Board, the non-management Directors as a group or the Chairs of any of the Board committees may do so telephonically by calling 800-864-5307 or by mail c/o Corporate Secretary, National R.V. Holdings, Inc., 3411 N. Perris Blvd, Perris, CA 92571. Communications are distributed to the Board, or to any individual Director or Directors as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the Board of Directors has requested that certain items that are unrelated to the duties and responsibilities of the Board should be excluded, such as spam, job inquiries, business solicitations or product inquiries. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be made available to any Director upon request.

Code of Business Conduct and Ethics

The Company has adopted a written code of conduct and ethics (the “Code”) which is applicable to all of the Company’s officers, directors and employees, including the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the New York Stock Exchange, a copy of the Code has been posted on the Company’s website at http://www.nrvh.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2004, all filing requirements applicable to its officers and directors were complied with by such individuals except for the following: (1) Mr. Bradley Albrechtsen did not timely file a Form 4 in connection with a stock option grant; (2) Mr. Jonathan C. Corn did not timely file a Form 4 in connection with a stock option grant; and (3) Mr. Joseph W. Hansen, the Company’s former Chief Financial Officer, did not timely file a Form 3 upon becoming Chief Financial Officer and a Form 4 in connection with a stock option grant.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to each of the Company’s current or former executive officers named below (the “Named Executive Officers”) for the Company’s fiscal periods as specified below:

		Annual Compensation				Long Term Compensation	All Other Compensation
Name and Principal Position	Year Ended December 31,	Salary	Bonus	Other Annual Compensation (1)		Options/SARs
Bradley C. Albrechtsen	2004	$265,000	—	—		50,000	—
President and Chief	2003	$220,000	—	—		—	—
Executive Officer	2002	$220,000	—	—		—	$3,600	(2)

Joseph W. Hansen	2004	$135,944	—	$3,683	(4)	10,000	—
Former Chief Financial
Officer (3)

Mark D. Andersen	2004	$182,043	$11,250	—		10,000	$3,593	(6)
Former Chief Financial	2003	$159,998	$1,000	—		—	$3,254	(6)
Officer (5)	2002	$143,228	—	—		—	$5,422	(6)

Jonathan C. Corn	2004	$212,000	—	—		10,000	—
Vice President/General	2003	$212,000	—	—		—	—
Counsel	2002	$200,000	—	—		—	—

Robert B. Lee (7)	2004	$79,345	$224,090	—		—	—
	2003	$200,000	—	—		—	—
	2002	$210,000	—	—		—	—

(1)          Except as may be indicated below, the aggregate amount of all perquisites and other personal benefits paid to each Named Individual is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for either such executive.

(2)          Represents the annual premium paid pursuant to the Company’s SERP Deferred Compensation Plan.

(3)          Mr. Hansen joined the Company as Chief Financial Officer in April 2004 and resigned in May 2005.

(4)          Represents reimbursement for relocation expenses.

(5)          Mr. Andersen served as the Company’s Chief Financial Officer from October 2001 through April 2004, after which time Mr. Andersen became Executive Vice President of the Company’s Country Coach, Inc. subsidiary.

(6)          Represents the amounts of the Company’s matching contribution under the Country Coach 401(k) plan.

(7)          Mr. Lee, a director of the Company, retired as an executive officer of the Company in February 2004, after which he became a consultant to the Company pursuant to the consulting arrangement described below under “Employment and Consulting Agreements”.

Compensation Committee Interlock and Insider Participation

Compensation decisions during the fiscal year ended December 31, 2004 were made by the Company’s Compensation Committee and by the Board of Directors, which included Bradley C. Albrechtsen, President and Chief Executive Officer of the Company. Mr. Albrechtsen did not participate in Board deliberations or voting concerning his compensation. No executive officer of the Company serves on the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors. No member of the Compensation Committee is, or ever has been, an employee or officer of the Company.

Employment and Consulting Agreements

Thomas J. Martini, the Company’s Chief Financial Officer, is a party to an employment agreement with the Company dated March 16, 2004 entered into at the time Mr. Martini was hired as the Company’s Treasurer. Mr. Martini was appointed Chief Financial Officer in May 2005 following the resignation of the Company’s then Chief Financial Officer. This agreement provides for an employment at-will arrangement and can be terminated by the Company or Mr. Martini at any time. Effective with his appointment as Chief Financial Officer, Mr. Martini’s salary was adjusted to $200,000 per year. Under the agreement, Mr. Martini is entitled to certain standard employee benefits pursuant to such agreement.

Joseph W. Hansen, the Company’s former Chief Financial Officer, was a party to an employment agreement with the Company dated April 30, 2004. This agreement provided for an employment at-will arrangement and could be terminated by the Company or Mr. Hansen at any time. Under Mr. Hansen’s agreement, he served as the Company’s Chief Financial Officer with a base salary of $200,000 per year. Under the agreement, the Company granted Mr. Hansen an option to purchase 10,000 shares of the Company’s common stock. Mr. Hansen was also entitled to certain employee benefits pursuant to such agreement.

Jonathan C. Corn, the Company’s Vice President - General Counsel, is a party to an employment agreement with the Company dated November 5, 2001. This agreement provides for an employment at-will arrangement and can be terminated by the Company or Mr. Corn at any time. Under Mr. Corn’s agreement, he serves as the Company’s General Counsel.

In February 2004, Robert B. Lee retired as chief executive officer of the Company’s Country Coach subsidiary. In connection with Mr. Lee’s retirement from such executive position, Mr. Lee entered into a consulting agreement with Country Coach, pursuant to which Mr. Lee agreed to assist Country Coach as a consultant. Mr. Lee’s responsibilities include assisting Country Coach in the evaluation and testing of Country Coach’s products. In 2004, Mr. Lee was paid a fee of $5,000 per month and also received a bonus of $224,090 pursuant to a provision entitling Mr. Lee to a bonus based on the operating profits of Country Coach in 2004. Mr. Lee’s consulting agreement has been renewed for 2005. In 2005, Mr. Lee will receive a fee of $5,000 per month and will not be entitled to a bonus. Mr. Lee’s consulting agreement can be terminated at any time by the Company or by Mr. Lee.

Other than the agreements described above, the Company is not presently a party to an employment or consulting agreement with any of its executive officers nor were any such agreements in effect during the fiscal year ended December 31, 2004.

Director Compensation

Effective January 1, 2003, outside Directors (Directors excluding Messrs. Albrechtsen and Lee) receive an annual Director retainer of $30,000, an in-person per meeting fee of $1,000 and a telephone meeting fee of $500. In addition, the Chairman of the Board of Directors is entitled to an additional annual fee of $30,000, members of a Board committee are entitled to an annual fee of $3,000 and the Audit Committee Chairman is entitled to an additional annual fee of $10,000. Messrs. Albrechtsen and Lee do not receive any additional compensation for acting as Directors. Directors are also entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board meetings.

Stock Option Plans

1995 Stock Option Plan

In September 1995, the Company adopted and approved the 1995 Stock Option Plan (the “1995 Option Plan”). The 1995 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1995 Option Plan provides for the award of options to purchase up to 225,000 shares of Common Stock, of which 40,833 shares were subject to outstanding options as of December 31, 2004. The 1995 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1995 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1995 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1995 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1995 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2004, no options were granted under the 1995 Option Plan.

1996 Stock Option Plan

In October 1996, the Company’s Board of Directors adopted and approved the 1996 Stock Option Plan (the “1996 Option Plan”). The 1996 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Option Plan provides for the award of options to purchase up to 675,000 shares of Common Stock, of which 172,500 shares were subject to outstanding options as of December 31, 2004. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1996 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1996 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1996 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1996 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2004, no options were granted under the 1996 Option Plan.

1997 Stock Option Plan

In June 1997, the Company’s Board of Directors adopted and approved the 1997 Stock Option Plan (the “1997 Option Plan”). The 1997 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1997 Option Plan provides for the award of options to purchase up to 900,000 shares of Common Stock, of which 318,750 shares were subject to outstanding options as of December 31, 2004. The 1997 Option Plan is administered by the Board of Directors or, at its option, a committee of the Board of Directors. The Board (or a designated committee) has, subject to the provisions of the 1997 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1997 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1997 Option Plan will have such vesting schedules and expiration dates as the Board (or a designated committee) shall establish in connection with each participant in the 1997 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2004, no options were granted under the 1997 Option Plan.

1999 Stock Option Plan

The Company’s Board of Directors adopted and approved the 1999 Stock Option Plan in April 1999 and the amended and restated 1999 Stock Option Plan in April 2000 and again in April 2001 (together, the “1999 Option Plan”). The 1999 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1999 Option Plan provides for the award of options to purchase up to 1,150,000 shares of Common Stock, of which 585,796 shares were subject to outstanding options as of December 31, 2004. The 1999 Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the provisions of the 1999 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1999 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1999 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1999 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2004, 260,500 options were granted under the 1999 Option Plan.

Options Granted During Fiscal Year Ended December 31, 2004

The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 2004 to the Named Executive Officers.

		Individual Grants			Potential realizable value at
Name	Options Granted	Percent of total options/SARs granted to employees in fiscal year (2)	Exercise or base price ($/Sh)	Expiration date	assumed annual rates of stock
					price appreciation for
					option term (1)
					5% ($)	10% ($)
Bradley C. Albrechtsen	50,000	19.2%	9.50	2/14/14	298,725	757,028
Joseph W. Hansen	10,000	3.8%	12.495	5/17/14	78,580	199,138
Mark D. Andersen	10,000	3.8%	9.50	2/14/14	59,745	151,406
Jonathan C. Corn	10,000	3.8%	9.50	2/14/14	59,745	151,406
Robert B. Lee	0	—	—	—	—	—

(1)   The 5% and 10% assumed annual rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not reflect estimates or projections of future Common Stock prices. There can be no assurance that the amounts reflected in this table will be achieved.

(2)   This percentage is based on the total number of options granted to the Company’s employees during the year ended December 31, 2004. All options granted to the Named Executive Officers vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

Option Values

The following table sets forth, as of December 31, 2004, the number of options and the value of exercised and unexercised options held by the Named Executive Officers.

	Shares Acquired		Number of Unexercised Options at December 31, 2004		Value of Unexercised in-the-money Options at December 31, 2004 ($) (1)
Name	in Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
		($)
Bradley C. Albrechtsen	0	0	45,667	33,333	17,987	4,333
Joseph W. Hansen	0	0	0	10,000	0	0
Mark D. Andersen	0	0	23,084	6,666	8,908	867
Jonathan C. Corn	0	0	3,334	6,666	433	867
Robert B. Lee	0	0	35,000	0	22,600	0

(1)   On December 31, 2004, the last trading day of the year 2004, the last reported sales price for the Common Stock on the New York Stock Exchange was $9.63.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership Table

The following table sets forth as of September 1, 2005 the number and percentage of shares of Common Stock held by (i) each of the Named Executive Officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company’s outstanding Common Stock and (iii) all of the Company’s present executive officers and directors as a group:

Beneficial Owner	Common Stock Owned(1)	Percentage of Outstanding
Bradley C. Albrechtsen (2)	36,579	*

Joseph W. Hansen (3)	—	*

Jonathan C. Corn (4)	3,333	*

Mark D. Andersen (5)	17,437	*

Doy B. Henley (6)	9,000	*

Robert B. Lee (7)	562,906	5.6%

Gregory McCaffery (8)	9,162	*

James B. Roszak	5,000	*

FMR Group (9)	1,035,000	10.0%

Bryant R. Riley (10)	838,100	8.1%

Amalgamated Gadget, L.P. (11)	759,700	7.3%

Dimensional Fund Advisors Inc. (12)	735,600	7.1%

Brandes Investment Partners, LP (13)	696,850	6.7%

Gary N. Siegler (14)	690,470	6.4%

Muhlenkamp & Company (15)	519,000	5.0%

All executive officers and directors as a group (7 in number) (16)	627,647	6.0%

*                                         Less than one percent.

(1)          Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them.

(2)          Includes 31,667 shares underlying outstanding options exercisable immediately or within 60 days.

(3)          In May 2005, Mr. Hansen resigned as the Company’s Chief Financial Officer.

(4)          Includes 3,333 shares underlying outstanding option exercisable immediately or within 60 days.

(5)          Includes 15,583 shares underlying outstanding option exercisable immediately or within 60 days and 150 shares owned by Mr. Andersen’s wife.

(6)          Includes 8,000 shares underlying outstanding options exercisable immediately or within 60 days.

(7)          Includes 15,000 shares underlying options exercisable immediately or within 60 days. Also, includes 136,870 shares of Common Stock owned by Mr. Lee’s wife, Mrs. Terry N. Lee, for which Mr. Lee disclaims beneficial ownership.

(8)          Includes 8,000 shares underlying outstanding options exercisable immediately or within 60 days.

(9)          As reported in an Amendment No. 4 to Schedule 13G filed with the SEC on behalf of FMR Group and certain affiliated parties on February 14, 2005.

(10)          As reported in a Schedule 13G filed with the SEC by Bryant R. Riley and certain affiliated parties on August 23, 2005.

(11)          As reported in an Amendment No. 2 to Schedule 13G filed with the SEC by Amalgamated Gadget LP on February 12, 2004.

(12)          As reported in an Amendment No. 4 to Schedule 13G filed with the SEC by Dimensional Fund Advisors Inc. on February 9, 2005.

(13)          As reported in Amendment No. 2 to Schedule 13G filed with the SEC by Brandes Investment Partners, LP and certain affiliated parties on February 14, 2005.

(14)          As reported in an Amendment No. 18 to Schedule 13D filed with the SEC on January 4, 2002. Includes (i) 514,044 shares underlying outstanding options held by Mr. Siegler exercisable immediately or within 60 days, (ii) 42,057 shares of Common Stock owned by The Gary N. Siegler Foundation, which shares Mr. Siegler is deemed to beneficially own, and (iii) 143,274 shares of Common Stock owned by certain other entities, which shares Mr. Siegler is deemed to beneficially own because Mr. Siegler controls dispositive and voting power for the shares owned by such entities. Also, reflects the exercise by Mr. Siegler in 2004 of options to acquire 56,669 shares of Common Stock and the expiration in 2004 of certain options held by Mr. Siegler.

(15)          As reported in a Schedule 13G filed with the SEC on behalf of Muhlenkamp & Company, Inc. on June 6, 2005.

(16)          Includes the shares underlying stock options reported in notes 2, 4, 6, 7 and 8 above, as well as 1,667 shares underlying outstanding options held by Thomas J. Martini who was appointed Chief Financial Officer in May 2005.

Equity Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2004. Information is included for both equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders.

Plan Category	(a) Common shares to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by Company stockholders (1)	1,117,879	$6.29	858,226

Equity compensation plans not approved by Company stockholders (2)	16,500	10.14	—

Totals:	1,134,379	$10.08	858,226

(1)          Please see “Item 11. Executive Compensation - Stock Option Plans” for a description of these plans.

(2)          The only outstanding options not previously approved by the Company’s stockholders were granted in September 1995 and October 1996 pursuant to separate stock option agreements with several directors and employees of the Company at exercise prices of $3.75 and $9.33, respectively. Such options had terms of 5 or 10 years.

Item 13. Certain Relationships and Related Transactions

Mr. Robert B. Lee, currently a director of the Company and a consultant to the Company’s Country Coach subsidiary and formerly also an executive officer of the Company, is a partner in a joint venture which is a party to a lease agreement with Country Coach. Pursuant to the agreement, Country Coach leases from the joint venture a parcel of property constituting a majority of Country Coach’s manufacturing facilities. During the year ended December 31, 2004, the Company paid $1.35 million under the lease agreement. The lease agreement calls for future payments totaling approximately $1.1 million through October 31, 2005. In addition, the Company has a five-year renewal option on this lease agreement.

Heller Ehrman LLP, a law firm in which Mr. Stephen M. Davis, the Secretary of the Company and a director through June 2004, is a shareholder, performed legal services for the Company for which it collected fees of approximately $0.2 million in the year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

PricewaterhouseCoopers LLP served as the Company’s independent public accountant for the fiscal years ending December 31, 2004 and 2003. The following table sets forth the fees incurred by the Company for the services of PricewaterhouseCoopers LLP in 2004 and 2003.

	Fees
Services Rendered	2004	2003
Audit Fees (1)	$1,880,411	$251,160
Audit Related Fees	0	0
Tax Fees (2)	11,397	19,761
All Other Fees	0	0

(1)   For professional services rendered for the audit of the Company’s annual financial statements, and the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years 2004 and 2003.

(2)   For 2004 and 2003, tax services for tax compliance and planning.

The Audit Committee of the Company’s Board of Directors has concluded that the provision of non-audit services listed above is compatible with maintaining the independence of PricewaterhouseCoopers LLP. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve future audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents filed as part of this Report

1.	Consolidated financial statements:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Financial statement schedule
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.               Exhibits and Exhibit Descriptions

3.	1	The Company’s Restated Certificate of Incorporation. (2)
3.	2	The Company’s By-laws. (2)
4.	1	Specimen-Certificate of Common Stock. (1)
10.	1	1993 Stock Option Plan. (1)
10.	2	1993 Stock Option Plan. (2)
10.	3	1995 Stock Option Plan. (3)
10.	4	Rights Plan Agreement with Continental Stock Transfer & Trust Company. (4)
10.	5	1996 Stock Option Plan. (5)
10.	6	1997 Stock Option Plan. (6)
10.	7	1999 Stock Option Plan. (7)
10.	8	Loan and Security Agreement dated as of August 28, 2002 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (8)
10.	9	Loan and Security Agreement number 2, dated as of September 24, 2004 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (9)
10.	10	Loan and Security Agreement number 3, dated as of December 01, 2004 between the Company, NRV, CCI and UPS Capital Corporation, as lender.
10.	11	Loan and Security Agreement number 4, dated as of February 28, 2005 between the Company, NRV, CCI and UPS Capital Corporation, as lender.
10.	12	Loan and Security Agreement number 5, dated as of April 21, 2005 between the Company, NRV, CCI and UPS Capital Corporation, as lender.
10.	13	Form of the Company’s Stock Option Grant Agreement.
10.	14	CCI Bus Facility Lease Agreement between Sterling Pacific and CCI dated as of November 6, 2003.
10.	15	Lee Joint Venture Real Property Lease Agreement between CCI and the Lee Joint Venture dated as of October 12, 1995.
10.	16	Lee Joint Venture Real Property Lease Agreement Amendment between the Company and the Lee Joint Venture dated as of November 2, 1999.
10.	17	Lee Joint Venture Real Property Lease Renewal Agreement between CCI and the Lee Joint Venture dated as of January 2, 2001.
10.	18	Employment Agreement between Joseph W. Hansen and the Company dated as of April 30, 2004.
10.	19	Consulting Agreement between Robert B. Lee and the Company dated as of January 18, 2005.
10.	20	Employment Agreement between Jonathan Corn and the Company dated November 5, 2001.
10.	21	Employment Agreement between Thomas J. Martini and the Company dated May 11, 2005.
21.	1	List of Subsidiaries. (6)
23.	1	Consent of Independent Registered Public Accounting Firm.
31.	1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.	2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.	1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.

(2)          Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).

(3)          Previously filed as an exhibit to the Company’s Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.

(4)          Incorporated by reference from Form 8-A declared effective on August 26, 1996.

(5)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1996.

(6)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997.

(7)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.

(8)          Incorporated by reference from the Company’s Form 8-K dated August 29, 2002.

(9)          Incorporated by reference from the Company’s Form 10-Q dated September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.

Dated: October 5, 2005	By	/s/ Thomas J. Martini
Thomas J. Martini,
Chief Financial Officer
(Principal Accounting and Finance Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity in Which Signed	Date

/s/	Doy B. Henley	Chairman of the Board	October 5, 2005
Doy B. Henley

/s/	Bradley C. Albrechtsen	Chief Executive Officer	October 5, 2005
	Bradley C. Albrechtsen	and President (Principal Executive Officer)

/s/	Thomas J. Martini	Chief Financial Officer	October 5, 2005
	Thomas J. Martini	(Principal Accounting and Financial Officer)

/s/	Robert B. Lee	Director	October 5, 2005
Robert B. Lee

/s/	Greg McCaffery	Director	October 5, 2005
Greg McCaffery

/s/	James B. Roszak	Director	October 5, 2005
James B. Roszak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National R.V. Holdings, Inc.:

We have completed an integrated audit of National R.V. Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company has restated its 2002 and 2003 consolidated financial statements.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that National R.V. Holdings, Inc.  did not maintain effective internal control over financial reporting as of December 31, 2004, because (1) the Company had insufficient personnel resources and technical expertise within its accounting function, which contributed to the following individual material weaknesses:  (a) errors in the preparation and review of schedules and reconciliations supporting certain general ledger account balances; (b) inadequate financial statement disclosures, primarily related to the sale of a division and capital leases; and  (c) accounting cutoff errors primarily related to marketing accrued expenses and an inability to properly and timely account for capital leases entered into during the year at the NRV division, (2) the Company’s NRV division did not maintain effective controls over the timing of the revenue recognition related to the sale of certain motorhomes, (3) the Company did not maintain effective controls over the accounting for sales incentives, (4) the Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances, (5) the Company did not maintain effective controls over the accuracy of the physical inventory process at its NRV division, and (6) the Company did not maintain effective controls over access to certain financial application programs and data at its NRV division based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that National R.V. Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, National R.V. Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Orange County, California

October 6, 2005

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$11	$2,059
Restricted cash	251	250
Receivables, less allowance for doubtful accounts ($137 and $132, respectively)	19,976	20,978
Inventories	74,826	51,659
Deferred income taxes	1,294	7,955
Note receivable	2,213	—
Prepaid expenses	2,924	1,658
Total current assets	101,495	84,559
Property, plant and equipment, net	37,809	40,833
Long-term deferred income taxes	—	3,805
Other	1,338	1,252
	$140,642	$130,449
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,612	.$14,101
Accrued expenses	22,242	20,770
Line of credit	12,690	—
Book overdraft	803	—
Current portion of long-term debt	—	19
Current portion of capital leases	51	—
Total current liabilities	52,398	34,890
Long-term accrued expenses	7,069	7,569
Deferred income taxes	1,294	—
Long-term portion of capital leases	185	—
Total liabilities	60,946	42,459
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common Stock, $.01 par value, 25,000,000 shares authorized, 10,302,109 and 10,190,230 issued and outstanding, respectively	103	102
Additional paid-in capital	37,423	36,463
Retained earnings	42,170	51,425
Total stockholders’ equity	79,696	87,990
	$140,642	$130,449

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2004	As Restated 2003	As Restated 2002
Net sales	$436,813	$312,548	$267,920
Cost of goods sold	405,799	306,293	269,789
Gross profit (loss)	31,014	6,255	(1,869)
Selling expenses	11,614	9,498	10,924
General and administrative expenses	13,622	7,463	7,427
Other expense	632	—	—
Impairment of goodwill	—	—	6,126
Total operating expenses	25,868	16,961	24,477
Operating income (loss)	5,146	(10,706)	(26,346)
Interest expense	327	399	357
Other income	(90)	(7)	(472)
Income (loss) from continuing operations before income taxes	4,909	(11,098)	(26,231)
Provision (benefit) for income taxes	13,027	(4,112)	(7,699)
Loss from continuing operations	(8,118)	(6,986)	(18,532)
Loss from discontinued operations	2,155	2,301	2,212
Gain from sale of discontinued operations	(281)	—	—
Income taxes related to discontinued operations	(737)	(853)	(847)
Loss from discontinued operations, net of taxes (Note 16)	(1,137)	(1,448)	(1,365)
Net loss	$(9,255)	$(8,434)	$(19,897)

Basic and diluted loss per common share:
Continuing operations	$(0.79)	$(0.71)	$(1.89)
Discontinued operations	(0.12)	(0.14)	(0.14)
Total	$(0.91)	$(0.85)	$(2.03)
Weighted average number of shares:
Basic	10,217	9,900	9,788
Diluted	10,217	9,900	9,788

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	As Restated 2003	As Restated 2002

Cash flows from operating activities:
Net loss	$(9,255)	$(8,434)	$(19,897)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,840	3,952	3,936
Bad debt expense	32	63	121
Provision for excess and obsolete inventories	1,280	673	—
Impairment of goodwill	—	—	6,126
Loss (gain) on asset disposal	391	(1)	(355)
Tax benefit related to exercise of stock options	254	550	105
Deferred income tax provision (benefit)	11,760	(5,443)	(1,631)
Changes in assets and liabilities:
Increase in restricted cash	(1)	(250)	—
Decrease (increase) in receivables	970	(11,063)	6,279
(Increase) decrease in inventories	(27,279)	20,200	12,853
Decrease (increase) in income taxes receivable	—	7,015	(327)
(Increase) decrease in prepaid expenses	(1,266)	476	(487)
Increase (decrease) in accounts payable	2,511	618	(15,997)
Increase (decrease) in accrued expenses	972	(225)	4,495
Net cash (used in) provided by operating activities	(15,791)	8,131	(4,779)
Cash flows from investing activities:
Increase in other assets	(86)	(239)	(1)
Proceeds from sale of property, plant and equipment	3,601	14	2,859
Proceeds from sale of discontinued operation	500	—	—
Note receivable repayments	469	—	—
Purchase of property, plant, and equipment	(4,914)	(1,568)	(4,414)
Net cash used in investing activities	(430)	(1,793)	(1,556)
Cash flows from financing activities:
Net advances under (payments on) line of credit	12,690	(4,943)	4,943
Increase (decrease) in book overdraft	803	(943)	335
Principal payments on long-term debt	(19)	(22)	(21)
Principal payments on capital leases	(8)	—	—
Proceeds from issuance of common stock	707	1,615	1,070
Net cash provided by (used in) financing activities	14,173	(4,293)	6,327
Net (decrease) increase in cash	(2,048)	2,045	(8)
Cash, beginning of year	2,059	14	22
Cash, end of year	$11	$2,059	$14

The Company paid interest of $0.3 million, $0.4 million and $0.4 million and the Company paid income taxes of $0.6 million, $0.1 million, and $0.1 million in 2004, 2003, and 2002, respectively. The Company received $0.5 million in cash and a $2.7 million note receivable from the sale of its Towables division in 2004. In addition, the Company incurred $0.2 million of capital lease obligations in 2004.

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2001, as previously reported	9,718	$97	$33,128	$81,187	$114,412
Adjustments to stockholders’ equity (Note 2)				(1,431)	(1,431)
Balance, December 31, 2001, as restated	9,718	97	33,128	79,756	112,981
Common stock issued under option plans	114	1	1,069		1,070
Tax benefit related to exercise of stock options			105		105
Net loss, as restated				(19,897)	(19,897)
Balance, December 31, 2002, as restated	9,832	98	34,302	59,859	94,259
Common stock issued under option plans	358	4	1,611		1,615
Tax benefit related to exercise of stock options			550		550
Net loss, as restated				(8,434)	(8,434)
Balance, December 31, 2003	10,190	102	36,463	51,425	87,990
Common stock issued under option plans	112	1	706		707
Tax benefit related to exercise of stock options			254		254
Net loss				(9,255)	(9,255)
Balance, December 31, 2004	10,302	$103	$37,423	$42,170	$79,696

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

National R.V. Holdings, Inc. (the Company) operates in one business segment that designs, manufactures, and markets motorhomes through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States by NRV under the Dolphin, Islander, Sea Breeze, Tradewinds and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Magna and Prevost by Country Coach.

2. Restatement of Prior Periods

The prior period financial statements included herein have been restated for three correcting adjustments. These adjustments are discussed in more detail below.

Correction of accounting for dealer sales incentives

The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The 2003 and 2002 statements of operations have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $1.7 million in 2003 and $2.5 million in 2002. This adjustment had no impact on net (loss) income as previously reported.

Correction of allowance for doubtful accounts methodology

During 2003, the Company changed its methodology for calculating its allowance for doubtful accounts from a method of providing an allowance for the estimated cost of one motorhome at each of its divisions to a specific reserve methodology that reserves 100% of invoices greater than 120 days past due and all other accounts not considered collectible. The total reduction to the reserve of $0.15 million resulting from this change in methodology was initially recorded in 2003 as a change in estimate, but should have been recorded as a correction of an error. Accounting Principles Board Opinion No. 20, Accounting Changes, states that a change from an accounting principle that is not generally accepted to one that is generally accepted is a correction of an error. The allowance for doubtful accounts methodology used by the Company prior to 2003 is not a generally accepted method and as such, the Company now believes the 2002 financial statements should have been restated at the time the Company changed its methodology. General and administrative expenses were increased by $0.15 million in 2003 and decreased by the same amount in 2002 as a result of this restatement.

Correction of workers’ compensation reserve methodology

The 2002 financial statements have been restated to correct an error related to the workers’ compensation self-insurance reserve. During 2002, the Company changed its methodology for calculating workers’ compensation self-insurance reserves to an actuarial based method involving an incurred but not reported (IBNR) claims analysis from the specific reserve method previously recorded in 2001 and prior years. The total charge to increase the reserve of $4.2 million was initially recorded in 2002. The Company treated the charge as a revision of an estimate, but should have treated it as a correction of an error, and restated prior years. The restated 2002 cost of goods sold was reduced by $1.8 million and the loss from discontinued operations was reduced by $0.5 million to allocate these workers’ compensation costs to the appropriate years.

The above noted restatements did not result in a restatement of the consolidated balance sheet as of December 31, 2003. The consolidated statements of operations and cash flows for the years ended December 31, 2003 and 2002 have been restated as follows (in thousands, except per share amounts):

	As Previously Reported 2003	As Restated 2003	As Previously Reported 2002	As Restated 2002
Statement of Operations
Net sales	$314,286	$312,548	$270,373	$267,920
Cost of goods sold	306,293	306,293	271,551	269,789
Gross profit (loss)	7,993	6,255	(1,178)	(1,869)
Selling expenses	11,236	9,498	13,377	10,924
General and administrative expense	7,314	7,463	7,576	7,427
Operating loss	(10,557)	(10,706)	(28,257)	(26,346)
Loss from discontinued operations	(2,301)	(2,301)	(2,769)	(2,212)
Net loss	$(8,340)	$(8,434)	$(21,422)	$(19,897)

Net loss per share:
Basic	$(0.84)	$(0.85)	$(2.19)	$(2.03)
Diluted	$(0.84)	$(0.85)	$(2.19)	$(2.03)

Statement of Cash Flows
Net loss	$(8,340)	$(8,434)	$(21,422)	$(19,897)
Increase in deferred income tax benefit	(5,388)	(5,443)	(2,574)	(1,631)
Decrease (increase) in receivables	(11,212)	(11,063)	6,428	6,279
(Decrease) increase in accrued expenses	(225)	(225)	6,814	4,495
Net cash (used in) provided by operating activities	8,131	8,131	(4,779)	(4,779)
Net cash used in investing activities	(1,793)	(1,793)	(1,556)	(1,556)
Net cash provided by (used in) financing activities	(4,293)	(4,293)	6,327	6,327

Adjustment to Stockholders’ Equity as of January 1, 2002
Opening stockholders’ equity, at January 1, 2002, as previously reported				$114,412
Workers’ compensation, net of tax				(1,431)
Opening stockholders’ equity, at January 1, 2002, as restated				$112,981

3. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of National R.V. Holdings, Inc., NRV, and CCI. As further discussed in Note 16, the operating results of the travel trailer division have been reclassified as a discontinued operation for all periods presented. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with generally accepted accounting principles. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. The Company’s most significant estimates relate to workers’ compensation, warranty accruals, the valuation of inventory, and the realization of the Company’s deferred tax assets. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results may differ from estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits in banks and short-term investments with original maturities of three months or less. Restricted cash consists of a deposit required to collateralize a letter of credit in connection with one of the Company’s insurance policies. The Company expects the deposit will no longer be required sometime in 2005. Accordingly, this amount has been classified as current.

FAIR VALUE OF OTHER FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, and accrued expenses. The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate their respective fair values due to their relatively short maturities. The Company also had an outstanding letter of credit in the amount of $0.3 million, which collateralizes one of the Company’s surety bonds.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company provides an allowance for doubtful accounts on its accounts receivable for estimated losses resulting from the inability of its dealers to make required payments. The current methodology takes into consideration the dealer financing arrangement, where payment on motorhomes is pre-approved prior to shipment with payment made directly from the dealer’s third party finance source to the Company within 15 business days from the date of shipment. This arrangement significantly reduces the risk of loss from the sale of motorhomes. Parts receivables represent a minimal portion of the total accounts receivable. The Company uses a specific reserve methodology and currently reserves 100% of invoices greater than 120 days old. Additionally, the Company reviews all other accounts for collectibility and those not considered collectible are reserved for as deemed appropriate.

INVENTORIES

Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains an allowance for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts.

Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. In addition, the Company does not estimate a salvage value for any of its property, plant, and equipment. The following table provides the estimated useful lives used for each asset type:

Computer software / hardware	3 – 5 years
Furniture and fixtures	7 years
Machinery and equipment	7 years
Buildings and building improvements	40 years

CONCENTRATIONS

Financial instruments, which subject the Company to credit risk, consist primarily of trade receivables from dealerships which receivables are approved by the dealers’ lenders prior to shipment. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company’s broad customer base, and terms requiring most of the dealers’ lenders to pay the Company directly fifteen business days or less after the dealers’ receipt of the unit. For the year ended December 31, 2004, three dealers accounted for 14%, 12%, and 11%, respectively, of the Company’s net sales. In addition, the Company’s top ten dealers accounted for approximately 72%, 66% and 59% of net sales for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, three dealers accounted for 24%, 20%, and 14% respectively, of the Company’s trade receivables.

The Company currently buys certain key components of its products from limited suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely, affect operating results.

The Company’s NRV subsidiary purchases gasoline-powered chassis that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation and Spartan Motor Corporation. The Company’s CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Country Coach Prevost bus conversions, which utilize a Prevost bus shell. The Company generally maintains a one to two month production supply of a chassis in inventory. If any of the Company’s present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be materially and adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $9.3 million, $8.4 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company has used cash from operating activities of $15.8 million and $4.8 million for the years ended December 31, 2004 and 2002, respectively, and provided cash from operating activities of $8.1 million for the year ended December 31, 2003. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions.  With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for products in 2005.  These conditions lead the Company to assess its short-term liquidity needs and plans to achieve profitability.

During 2004, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation (UPSC). At December 31, 2004, the Company had an asset-based revolving credit facility of $15 million with UPSC which was scheduled to expire in August 2005.  At December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.7 million and the Company was not in default with any covenants as of this date.  On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million.   On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million.  The new credit facility is collateralized by all of the Company’s assets other than real estate.  Borrowing availability is based on eligible accounts receivable and inventory.  The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding.  The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced.  The Company did not meet these financial covenants as of August 31, 2005 and currently does not expect to meet them until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable.  Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.   At December 31, 2004 the interest rate on the outstanding borrowings under the line-of-credit was 6.00%. The weighted average interest rate for the borrowings under the line-of-credit during the year ended December 31, 2004 was 5.49%. The weighted average interest rate for the borrowings on the line-of-credit during the year ended December 31, 2003 was 4.96%.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: i) new product introductions in the fourth quarter of 2005 with additional new product and floor plan introductions in the first half of 2006, ii) new dealer additions to fill open market areas or replace under-performing dealers, iii) reductions in all categories of inventory, iv) head count re-balancings to current retail sales-supported production levels, v) engineering reviews of material components for the removal of non-value added items to reduce both material and assembly costs, vi) continued thorough motorhome inspections to improve quality and to more timely report failures, and vii) manufacturing cost reductions resulting from the continued implementation of lean manufacturing concepts.

In order to fund on-going operations through at least December 31, 2005, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line-of-credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of the restrictions of the borrowing capacity noted above, the Company believes it has sufficient financial resources to fund its operations through at least December 31, 2005.  However, the Company’s ability to meet its obligations beyond 2005 is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

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

Discounts and floorplan interest reimbursement programs are offered to dealers on purchases of certain units during dealer or other trade show events. The Company will occasionally also offer these programs to its dealers to sell slower-moving units. The Company recognizes the cost of discounts as a reduction of revenue and records the cost of these programs when the associated revenue is recognized.

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

ADVERTISING AND SALES PROMOTION COSTS

The Company expenses advertising costs as incurred. For the years ended December 31, 2004, 2003, and 2002, advertising and sales promotion costs, including cooperative advertising, were approximately $4.1 million, $3.5 million, and $5.4 million, respectively.

SHIPPING AND HANDLING COSTS

Charges for shipping and handling are included as a component of revenue. The Company records shipping and handling costs in costs of goods sold. Shipping and handling costs recorded were $4.3 million, $3.7 million, and $3.3 million in 2004, 2003, and 2002, respectively.

LONG-LIVED ASSETS

Effective the first quarter of fiscal 2003, the Company adopted SFAS No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenses are expensed as incurred and are included in cost of goods sold and consist of normal improvements to models and model year changes. Total research, development and engineering expenses were $7.8 million, $6.7 million and $5.4 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which research and development expenses alone were $1.5 million, $2.1 million, and $1.4 million, respectively.

INCOME TAXES

As part of the process of preparing its consolidated financial statements, the Company estimates its income taxes in each of the taxing jurisdictions in which it operates. This process involves estimating the Company’s actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities.

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties the Company provides for tax liabilities unless the Company considers it probable and estimable that additional taxes will not be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in the Company’s consolidated statements of operations.

RECLASSIFICATIONS

Other than the restatement adjustments discussed in Note 2, certain reclassifications, none of which affected net income or retained earnings, have been made to prior year amounts to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this Statement shall be applied prospectively. The Company has not determined the impact that adoption of this standard will have on its consolidated financial statements.

In December 2004, the FASB issued FSP 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. To achieve the deduction, the repatriation must occur by the end of 2005. The

Company has not completed its analysis and does not expect to be able to make a decision on the amount of such repatriations, if any, until the fourth quarter of 2005. Among other things, the decision will depend on the level of earnings outside the United States, the debt level between the Company’s U.S. and non-U.S. affiliates, and administrative guidance from the Internal Revenue Service.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

STOCK-BASED COMPENSATION

The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options. The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were 260,500 options granted during 2004, and there were no options granted during 2003 and 2002.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148), which amends SFAS Statement 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, but provides pro forma disclosures of net loss and loss per share as if the fair-value method had been applied.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
		As Restated	As Restated
	2004	2003	2002
Loss from continuing operations	$(8,118)	$(6,986)	$(18,532)
Loss from discontinued operations	(1,137)	(1,448)	(1,365)
Net loss – as reported	(9,255)	(8,434)	(19,897)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	569	298	820
Pro forma net loss	$(9,824)	$(8,732)	$(20,717)

Basic and diluted loss per share, as reported
Continuing operations	$(0.79)	$(0.71)	$(1.89)
Discontinued operations	(0.12)	(0.14)	(0.14)
Total basic loss per share	(0.91)	(0.85)	(2.03)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.05	0.03	0.09
Basic and diluted loss per share pro forma	$(0.96)	$(0.88)	$(2.12)

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options and the assumptions used to calculate weighted-average fair value are listed below for new grants during the year ended December 31, 2004.

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

	December 31, (in thousands)
	2004	2003	2002
Weighted average shares outstanding – basic	10,217	9,900	9,788
Weighted average shares outstanding – diluted	10,217	9,900	9,788
Outstanding options excluded as impact would be anti-dilutive	166	130	353

4. Inventories

Inventories consist of the following:

	December 31, (in thousands)
	2004	2003
Finished goods	$16,379	$8,957
Work-in-process	35,388	22,142
Raw materials	18,398	13,902
Chassis	4,661	6,658
	$74,826	$51,659

5. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	December 31, (in thousands)
	2004	2003
Land	$8,514	$10,400
Buildings	24,810	25,091
Machinery and equipment	20,209	19,688
Office equipment	7,771	7,512
Assets under capital lease	245	—
	61,549	62,691
Less accumulated depreciation	(23,740)	(21,858)
Property, plant and equipment, net	$37,809	$40,833

The Company sold real property in Florida during 2004 totaling $3.9 million and recorded impairments of an emissions control system and a paint booth totaling $0.3 million and $0.1 million, respectively.

6. Goodwill

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 142 eliminated the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption and would be reviewed at least annually thereafter. Continued losses and a significant sustained decline in the Company’s stock price triggered a goodwill impairment review during the third quarter of 2002. As a result of this impairment test, the Company recorded a non-cash charge of $6.1 million during the quarter ended September 30, 2002, which represented the entire amount of goodwill recorded as of that date.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, (in thousands)
	2004	2003
Current accrued expenses:
Workers’ compensation self-insurance reserve	$2,720	$3,561
Warranty reserve	8,330	8,312
Payroll and other accrued expenses	11,192	8,897
Total current accrued expenses	$22,242	$20,770

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$6,151	$6,499
Warranty reserve	175	348
Deferred compensation	743	722
Total long-term accrued expenses	$7,069	$7,569

8. Product Warranties

The Company’s warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims and historical experience. Also, the Company’s recall reserve is established, as necessary, based on management’s best estimate of the cost per unit to remedy the recalled item and the estimated number of units that will ultimately be brought in for the repair. In addition, from time to time, the Company is involved in warranty or “lemon law” litigation arising out of its operations in the normal course of business. The number of such matters as a percentage of sales is low and the aggregate cost to the Company for these actions have not been material. While the Company’s warranty costs have historically been within its expectations and the provisions established, a significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company’s operating results for the period or periods in which such claims or additional costs materialize and result in a change in estimate of warranty reserves in that period.

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2004, 2003, and 2002 were as follows:

Product Warranty

(in thousands)

	Beginning			Ending
	Balance	Additions	Deductions	Balance
Warranty Reserve 2004	$8,660	$12,899	$13,054	$8,505
Warranty Reserve 2003	11,840	10,053	13,233	8,660

9. Debt and Credit Agreements

	December 31, (in thousands)
	2004	2003
Current:
Revolving line of credit	$12,690	$—

Long-term debt:
Note payable – City of Junction City, Oregon		19
Capital lease obligations (see Note 12)	236	—
Less payments due within one year	(51)	(19)
Long-term debt	185	—
Total debt	$12,875	$—

At December 31, 2004, the Company had an asset-based revolving credit facility of $15 million with UPSC which was scheduled to expire in August 2005.  At December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.7 million and the Company was not in default with any covenants as of this date.  On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million.   On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million.  The new credit facility is collateralized by all of the Company’s assets other than real estate.  Borrowing availability is based on eligible accounts receivable and inventory.  The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding.  The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced.  The Company did not meet these financial covenants as of August 31, 2005 and currently does not expect to meet them until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable.  Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.   At December 31, 2004 the interest rate on the outstanding borrowings under the line-of-credit was 6.00%. The weighted average interest rate for the borrowings under the line-of-credit during the year ended December 31, 2004 was 5.49%. The weighted average interest rate for the borrowings on the line-of-credit during the year ended December 31, 2003 was 4.96%.

10. Income Taxes

The components of the provision (benefit) for income taxes were as follows:

	December 31, (in thousands)
	2004	2003	2002
Current (refundable) payable:
Federal	$28	$(167)	$(7,167)
State	249	94	147
	277	(73)	(7,020)
Deferred:
Federal	7,929	(4,177)	(308)
State	4,084	(715)	(1,218)
	12,013	(4,892)	(1,526)
Total provision (benefit) for income taxes	$12,290	$(4,965)	$(8,546)

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	December 31, (in thousands)
	2004	2003
Accrued expenses	$4,611	$5,221
NOL carryforward	387	2,734
Valuation allowance	(3,704)	—
Deferred income tax assets – current	$1,294	$7,955

Accrued expenses	$1,785	$2,242
Fixed assets	(3,290)	(2,802)
NOL carryforward	7,585	4,365
Valuation allowance	(7,374)	—
Deferred income tax assets (liabilities) – long-term	$(1,294)	$3,805

As of December 31, 2004, the Company has a current deferred tax asset of $1.3 million and a long-term deferred tax liability of $1.3 million resulting from a non-cash charge of $11.1 million the Company recorded to establish a full valuation allowance against its December 31, 2004 net deferred tax asset. The federal operating loss carryforwards of $14.0 million will expire in the year 2023.  Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax assets will not be realized.  In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including the Company’s past earnings history, market conditions, management profitability forecasts, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.  Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings lead the Company to conclude that it was more likely than not that its recorded net deferred tax asset will not be realized resulting in the full valuation against the net deferred tax asset as of December 31, 2004. As a result, the Company has recorded a non-cash charge of $11.1 million to establish a full valuation allowance against its net deferred tax asset as of December 31, 2004.  The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2004	2003	2002
Statutory rate	34.0%	(34.0)%	(35.0)%
State taxes, net of federal taxes	5.5	(4.2)	(4.7)
Amortization of intangibles not deductible for income tax purposes	0.0	0.0	6.9
Disallowed state loss carryforwards	0.0	0.8	0.9
Other	0.4	0.3	1.9
Valuation allowance	365.0	0.0	0.0
	404.9%	(37.1)%	(30.0)%

11. Recourse on Dealer Financing

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $132 million at December 31, 2004. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

12. Commitments and Contingencies

The Company leases some of its copy machines under capital lease agreements. The Company has no other capital lease agreements. In addition, the Company leases a majority of its CCI manufacturing facilities under two non-cancelable operating lease agreements which agreements, expiring by the end of November 2005, represent most of the operating lease payment commitments. In addition, the Company has the option to extend one of its non-cancelable operating lease agreements, representing all of the leased manufacturing facilities other than the bus conversion manufacturing facility, for an additional five-year period. The remainder of the operating lease agreements are for machinery and equipment.

The Company has commitments under certain capital and non-cancelable operating lease agreements. The future minimum capital and operating lease payments, as of December 31, 2004, are as follows:

	Capital Leases	Non-cancelable Operating Leases
2005	$66	$1,302
2006	66	53
2007	66	31
2008	66	10
2009 and thereafter	56	8
Total minimum lease payments	320	$1,404
Less amount representing interest	84
Capital lease obligations	$236

Rent expense, from non-cancelable operating lease obligations, for each of the years ended December 31, 2004, 2003, and 2002 was approximately $1.4 million.

In addition, the Company in August 2004 entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006. The Company believes the combination of internally generated funds and unused borrowing availability will be sufficient to meet this obligation.

Furthermore, from time to time, the Company is involved in warranty or “lemon law” litigation arising out of its operations in the normal course of business. While insurance coverage is not available for such matters, the number of such matters as a percentage of sales is low. To date, aggregate costs to the Company for these actions have not been material.

13. Stockholders’ Equity

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

The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were 260,500 options granted during 2004, and there were no options granted during 2003 and 2002. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $0.3 million in 2004, $0.6 million in 2003, and $0.1 million in 2002.

Information regarding these option plans and option agreements for 2004, 2003, and 2002 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2001	2,301	$11.40
Granted	—	—
Expired or forfeited	(153)	15.11
Exercised	(132)	9.84
Outstanding at December 31, 2002	2,016	$11.22
Granted	—	—
Expired or forfeited	(332)	13.62
Exercised	(397)	4.79
Outstanding at December 31, 2003	1,287	$12.58
Granted	261	9.79
Expired or forfeited	(302)	21.91
Exercised	(112)	6.32
Outstanding at December 31, 2004	1,134	$10.08

The following table summarizes information for those options that are outstanding and exercisable as of December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$ 3.75 - $ 3.75	50	0.74	$3.75	50	$3.75
$ 8.50 - $ 8.50	127	0.90	8.50	127	8.50
$ 9.33 - $ 9.33	180	1.75	9.33	180	9.33
$ 9.50 - $ 9.50	227	9.10	9.50	0	9.50
$10.05 - $10.05	3	9.15	10.05	0	10.05
$10.08 - $10.08	319	2.42	10.08	319	10.08
$10.43 - $10.43	3	9.16	10.43	0	10.43
$12.50 - $12.50	24	9.38	12.50	0	12.50
$12.83 - $12.83	189	1.78	12.83	189	12.83
$26.81 - $26.81	12	4.39	26.81	12	26.81
	1,134	3.51	$10.08	877	$10.16

The number of exercisable options outstanding at December 31, 2004, 2003 and 2002 under these plans were 877,129, 1,219,269 and 1,769,590 shares, respectively, at weighted average prices of $10.16, $12.57 and $11.20 per share, respectively.

14. Defined Contribution Plans

The Company maintains two 401(K) plans serving the NRV and CCI subsidiaries. Substantially all of the Company’s full-time employees are covered under the plans, which allow for contributions by the employee as well as contributions by the Company. The Company contributes a match of between 20% and 50% of the first 4% to 5% of an employee’s wages, plus other discretionary amounts as approved by the Board of Directors and may be in the form of cash or the Company’s common stock. Company contributions in 2004, 2003, and 2002 were $0.4 million, $0.4 million, and $0.6 million, respectively.

15. Related Party Transactions

Mr. Robert B. Lee, a director of the Company, is a partner in a joint venture that is a party to a lease agreement with the Company. Pursuant to the agreement, the Company leases from the joint venture a parcel of property constituting a majority of CCI’s manufacturing facilities. During the years ended December 31, 2004, 2003, and 2002, the Company paid $1.35 million, $1.32 million, and $1.31 million, respectively, under the lease agreement. The lease agreement calls for future payments totaling approximately $1.1 million through October 31, 2005. The escalations are based on the Consumer Price Index. In addition, there is a five-year renewal option on this lease agreement.

Heller Ehrman LLP, a law firm in which Mr. Stephen M. Davis, the current Secretary of the Company and a Company director until June 2004, is a partner, performed legal services for the Company. Fees paid the law firm were $0.2 million, $0.2 million, and $0.3 million during the years ended December 31, 2004, 2003, and 2002, respectively.

16. Discontinued Operations

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. The note receivable has been recorded in the accompanying consolidated balance sheets net of $0.04 million of an unamortized discount for imputed interest. Furthermore, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which has been recorded in note receivables in the accompanying consolidated balance sheets. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months. For the years ended December 31, 2004, 2003, and 2002, the Company’s net sales from discontinued operations were $14.7 million, $27.7 million, and $29.9 million, respectively. In addition, for the years ended December 31, 2004, 2003, and 2002, the Company recorded net losses from discontinued operations of $1.1 million, $1.4 million, and $1.4 million, respectively. The 2004 net loss from discontinued operations included a pre-tax gain on the sale of the discontinued operations of $0.3 million.

17. Subsequent Events

As more fully discussed in Note 3, the Company executed a new three-year asset-based revolving credit facility on August 12, 2005 with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million.

18. Quarterly Consolidated Financial Data (unaudited)

The Company has determined that a restatement of its quarterly financial data is required for the following items:

The Company determined that its treatment of revenue recognition relating to the sale of a limited number of motorhomes in the third and fourth quarters of 2004 under a deferred payment arrangement in which the Company held the manufacturer’s certificate of origin as security for payment was incorrect. Revenues of approximately $4.5 million previously recognized in the third quarter of 2004 should have been recognized in the fourth quarter of 2004. Additionally, revenues of $3.3 million related to motorhomes shipped in the fourth quarter of 2004 under this arrangement were deferred until 2005. These deferred payment arrangements were limited to transactions in the third and fourth quarters of 2004. Effective in January 2005, the Company no longer enters into transactions with such deferred payment arrangements.

During 2004, the Company sold its travel trailer business assets and the financial statements have been restated to reclassify revenues and expenses of the travel trailer business as a discontinued operation as further discussed in Note 16 to the Consolidated Financial Statements. In connection with this sale, the Company determined that the gain it recognized on the sale of its travel trailer business at the end of the third quarter 2004 was overstated by $0.06 million for the implied interest portion of the note receivable.

In addition, as further discussed in Note 2 to the Consolidated Financial Statements, the quarterly consolidated financial data have been restated to reclassify certain dealer sales incentives from selling expenses to a reduction in revenue and to account for a $0.15 million reduction in the allowance for doubtful accounts, recorded in 2003, as a correction of an error resulting in fourth quarter 2003 general and administrative expenses increasing by $0.15 million and 2002 general and administrative expenses decreasing by the same amount.

The following table summarizes these restatements in the quarterly data for fiscal 2004:

(in thousands, except per share amounts)

	2004 Quarter Ended
	March 31		June 30		September 30		December 31
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
Net sales	$103,784	$103,146	$119,736	$119,282	$117,457	$112,525	$101,860
Gross profit	7,732	7,094	10,058	9,604	8,785	7,919	6,397
Income (loss) from continuing operations	$1,217	$1,217	$2,349	$2,349	$1,051	$844	$(12,528)
(Loss) income from discontinued operations, net of taxes	(548)	(548)	138	138	(695)	(727)	—
Net income (loss)	$669	$669	$2,487	$2,487	$356	$117	$(12,528)

Basic earnings (loss) per common share:
Continuing operations	$0.12	$0.12	$0.23	$0.23	$0.10	$0.08	$(1.22)
Discontinued operations	(0.05)	(0.05)	0.01	0.01	(0.07)	(0.07)	—
Total	$0.07	$0.07	$0.24	$0.24	$0.03	$0.01	$(1.22)

Diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.12	$0.23	$0.23	$0.10	$0.08	$(1.22)
Discontinued operations	(0.06)	(0.06)	0.01	0.01	(0.07)	(0.07)	—
Total	$0.06	$0.06	$0.24	$0.24	$0.03	$0.01	$(1.22)

Weighted average number of shares:
Basic	10,190	10,190	10,197	10,197	10,222	10,222	10,251
Diluted	10,334	10,334	10,440	10,440	10,426	10,426	10,251

The following table summarizes these restatements in the quarterly data for fiscal 2003:

(in thousands, except per share amounts)

	2003 Quarter Ended
	March 31		June 30		September 30		December 31
	As		As		As		As
	Previously	As	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Net sales	$71,563	$71,030	$64,776	$64,208	$84,640	$84,365	$93,307	$92,945
Gross (loss) profit	(2,004)	(2,537)	(650)	(1,218)	3,884	3,609	6,763	6,401
(Loss) income from continuing operation	$(4,432)	$(4,432)	$(3,238)	$(3,238)	$(370)	$(370)	$1,148	$1,054
(Loss) income from discontinued operations, net of taxes	(294)	(294)	(164)	(164)	(317)	(317)	(673)	(673)
Net (loss) income	$(4,726)	$(4,726)	$(3,402)	$(3,402)	$(687)	$(687)	$475	$381

Basic (loss) earnings per common share:
Continuing operations	$(0.45)	$(0.45)	$(0.33)	$(0.33)	$(0.04)	$(0.04)	$0.11	$0.10
Discontinued operations	(0.03)	(0.03)	(0.02)	(0.02)	(0.03)	(0.03)	(0.06)	(0.06)
Total	$(0.48)	$(0.48)	$(0.35)	$(0.35)	$(0.07)	$(0.07)	$0.05	$0.04

Diluted (loss) earnings per common share:
Continuing operations	$(0.45)	$(0.45)	$(0.33)	$(0.33)	$(0.04)	$(0.04)	$0.11	$0.10
Discontinued operations	(0.03)	(0.03)	(0.02)	(0.02)	(0.03)	(0.03)	(0.06)	(0.06)
Total	$(0.48)	$(0.48)	$(0.35)	$(0.35)	$(0.07)	$(0.07)	$0.05	$0.04

Weighted average number of shares:
Basic	9,832	9,832	9,832	9,832	9,835	9,835	10,095	10,095
Diluted	9,832	9,832	9,832	9,832	9,835	9,835	10,201	10,201

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

		Additions
	Balance at	charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions	Period
Year ended December 31, 2004
Allowance for doubtful accounts	$132,000	$32,000	$27,000	$137,000
Inventory reserve	673,000	1,280,000	160,000	1,793,000
Income tax valuation allowance	0	11,078,000	0	11,078,000
Workers’ compensation self-insurance reserve	10,060,000	2,893,000	4,082,000	8,871,000
Warranty reserve	8,660,000	12,899,000	13,054,000	8,505,000
	$19,525,000	$28,182,000	$17,323,000	$30,384,000
Year ended December 31, 2003
Allowance for doubtful accounts, as restated	$127,000	$63,000	$58,000	$132,000
Inventory reserve	0	673,000	0	673,000
Workers’ compensation self-insurance reserve	7,794,000	5,892,000	3,626,000	10,060,000
Warranty reserve	11,840,000	10,053,000	13,233,000	8,660,000
	$19,761,000	$16,681,000	$16,917,000	$19,525,000

Year ended December 31, 2002
Allowance for doubtful accounts, as restated	$224,000	$121,000	$218,000	$127,000
Workers’ compensation self-insurance reserve, as restated	5,747,000	4,870,000	2,823,000	7,794,000
Warranty reserve	13,016,000	14,485,000	15,661,000	11,840,000
	$18,987,000	$19,476,000	$18,702,000	$19,761,000