Form 10-Q
period 2005-03-31
NATIONAL RV HOLDINGS INC
filed 2005-10-26
CIK 910655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES ☐   NO ☒

Indicate by check mark whether the registrant is an accelerated filer.

YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 10, 2005
Common stock, par value $0.01 per share	10,339,484

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Restricted cash	25	251
Receivables, less allowance for doubtful accounts of $211 and $137, respectively	36,357	20,276
Inventories	82,874	74,826
Deferred income taxes	1,269	1,294
Note receivable	1,264	1,913
Prepaid expenses	2,715	2,924
Total current assets	124,515	101,495
Property, plant and equipment, net	38,217	37,809
Other assets	1,397	1,338
	$164,129	$140,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,651	$16,612
Accrued expenses	23,167	22,242
Line of credit	15,588	12,690
Book overdraft	9,747	803
Current portion of capital leases	51	51
Total current liabilities	77,204	52,398
Long-term accrued expenses	7,085	7,069
Deferred income taxes	1,269	1,294
Long-term portion of capital leases	179	185
Total liabilities	85,737	60,946

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and Outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	40,726	42,170
Total stockholders’ equity	78,392	79,696
	$164,129	$140,642

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended March 31,
	2005	2004
		(Restated)

Net sales	$125,625	$103,146
Cost of goods sold	120,010	96,052
Gross profit	5,615	7,094
Selling expenses	3,639	2,708
General and administrative expenses	3,252	2,435
Operating (loss) income	(1,276)	1,951
Interest expense	277	62
Other income	(109)	(48)
(Loss) income from continuing operations before income taxes	(1,444)	1,937
Provision for income taxes	—	720
(Loss) income from continuing operations	(1,444)	1,217
Loss from discontinued operations	—	(872)
Benefit for income taxes	—	324
Net loss from discontinued operations	—	(548)
Net (loss) income	$(1,444)	$669

Basic (loss) earnings per common share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.05)
Total	$(0.14)	$0.07

Diluted (loss) earnings per common share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total	$(0.14)	$0.06

Weighted average number of shares:
Basic	10,335	10,190
Diluted	10,335	10,334

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(1,444)	$669
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	933	989
Bad debt expense (recovery)	80	(30)
Provision for excess and obsolete inventories	982	372
Gain on asset disposal	(19)	(46)
Changes in assets and liabilities:
Decrease in restricted cash	226	—
Increase in receivables	(16,161)	(3,878)
Increase in inventories	(9,030)	(12,945)
Decrease (increase) in prepaid expenses	209	(347)
Increase in accounts payable	12,039	12,778
Increase in accrued expenses	941	789

Net cash used in operating activities	(11,244)	(1,649)

Cash flows from investing activities:
(Increase) decrease in other assets	(59)	95
Repayments on note receivable	649	—
Proceeds from sale of assets	20	1,932
Purchase of property, plant and equipment	(1,342)	(1,341)

Net cash (used in) provided by investing activities	(732)	686

Cash flows from financing activities:
Net advances under line of credit	2,898	—
Increase in book overdraft	8,944	—
Principal payments on capital leases	(6)	—
Principal payments on long-term debt	—	(6)
Proceeds from issuance of common stock	140	—

Net cash provided by (used in) financing activities	11,976	(6)
Net decrease in cash and cash equivalents	—	(969)
Cash and cash equivalents, beginning of the year	11	2,059
Cash and cash equivalents, end of period	$11	$1,090

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

The consolidated financial statements include the financial statements of National RV Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries National RV, Inc. (“National RV”) and Country Coach, Inc. (“Country Coach”).  As further discussed in Note 9, the operating results of the travel trailer division have been reclassified as a discontinued operation for the prior period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statement for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2005.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary, consisting of normal recurring adjustments, to state fairly the financial position, the results of operations and cash flows for all periods presented, including the elimination of significant intercompany accounts in consolidation. In addition to the restatement adjustments discussed in Note 2, certain reclassifications have been made to prior period amounts to conform to current period presentation.

Seasonal Nature of Business Activities

Results for the interim period are not necessarily indicative of the results for an entire year. Seasonal factors, over which the Company has no control, have an effect on the demand for the Company’s products. Demand in the RV industry characteristically declines over the winter season, while sales are generally highest during the spring and summer months.

Use of Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses for each period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

History of Recent Losses

The Company experienced a net loss in the first three months of 2005 of $1.4 million compared to a net profit of $0.7 million during the same period last year.  The Company used cash from operating activities in the first three months of 2005 of $11.2 million compared to a use of cash of $1.6 million for the same period last year.

The Company has incurred net losses of $9.3 million and $8.4 million for the years ended December 31, 2004 and 2003, respectively.  The Company has used cash from operating activities of $15.8 million for the year ended December 31, 2004 and provided cash from operating activities of $8.1 million for the year ended December 31, 2003.  The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions.  With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for its products in 2005.  These conditions led the Company to assess its short-term liquidity needs and plans to achieve profitability.

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

In order to fund on-going operations in the short-term, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line-of-credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins.  After consideration of the restrictions of the borrowing capacity noted in Note 5, the Company believes it has sufficient financial resources to fund its operations in the short-term.  However, the Company’s ability to meet its obligations in the long-term is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

NOTE 2 – RESTATEMENT OF A PRIOR PERIOD

The consolidated financial statements for the three months ended March 31, 2004 reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The consolidated statement of operations for the three months ended March 31, 2004 has been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products.

The following table presents the effect of changes in the consolidated statement of operations caused by the restatement.

Statements of Operations

	Three Months Ended March 31, 2004
(in thousands)	As previously reported	As restated
Net sales	$103,784	$103,146
Gross profit	$7,732	$7,094
Selling expenses	$3,346	$2,708
Net income	$669	$669

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

NOTE 4 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004

Finished goods	$9,076	$16,379
Work-in-process	48,836	35,388
Raw materials	18,084	18,398
Chassis	6,878	4,661
Total inventories	$82,874	$74,826

Accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31, 2004

Current accrued expenses:
Workers’ compensation self-insurance reserve	$2,618	$2,720
Warranty reserve	8,449	8,330
Payroll and other accrued expenses	12,100	11,192
Total current accrued expenses	$23,167	$22,242
Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$6,063	$6,151
Warranty reserve	279	175
Deferred compensation	743	743
Total long-term accrued expenses	$7,085	$7,069

NOTE 5 – CREDIT FACILITY

At March 31, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At March 31, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit of $15.6 and $12.7 million, respectively. At March 31, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below).  At March 31, 2005, the interest rate on the outstanding borrowings under the line-of-credit was 6.50%. The weighted average interest rate for the borrowings under the line-of-credit during the three-month period ended March 31, 2005 and 2004 was 6.19% and 4.80%, respectively.

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million.  On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million.  The new credit facility is collateralized by all of the Company’s assets other than real estate.  Borrowing availability is based on eligible accounts receivable and inventory.  The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding.  The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of March 31, 2005, and currently does not expect to until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $153 million at March 31, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Three Months Ended March 31, 2005 (in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
Warranty reserve	$8,505	$4,480	$4,257	$8,728

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006.

NOTE 7 – STOCK BASED COMPENSATION

The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options.

The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were no options granted for the three month period ended March 31, 2005 and 236,500 for the three-month period ended March 31, 2004.

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

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (all amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

(Loss) income from continuing operations	$(1,444)	$1,217
Loss from discontinued operations	—	(548)
Net (loss) income – as reported	(1,444)	669
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	194	122
Pro forma net (loss) income	$(1,638)	$547

Basic (loss) earnings per share as reported
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.05)
Total basic (loss) earnings per share	$(0.14)	$0.07
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.02
Basic (loss) earnings per share pro forma	$(0.16)	$0.05

Diluted (loss) earnings per share
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total diluted (loss) earnings per share	$(0.14)	$0.06
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01

Diluted (loss) earnings per share pro forma	$(0.16)	$0.05

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the three-month period ended March 31, 2005. The assumptions used to calculate weighted-average fair value are listed below for new grants during the three-month period ended March 31, 2004.

March 31, 2004

Dividend yield	0.0%
Expected volatility	279.0%
Risk-free interest rate	2.74%
Expected lives	4 years

NOTE 8 – INCOME TAXES

As of March 31, 2005, the Company has a current deferred tax asset of $1.3 million and a long-term deferred tax liability of $1.3 million. The Company recorded a non-cash charge of $0.6 million during the three months ended March 31, 2005 to increase the valuation allowance to offset the change in net deferred tax assets. As a result, the valuation allowance for deferred tax assets increased from $11.1 million at December 31, 2004 to approximately $11.7 million at March 31, 2005. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings led the Company to conclude that it was more likely than not that all or a portion of the net deferred tax asset will not be realized. The Company expects to record a full valuation allowance on future benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

NOTE 9 – DISCONTINUED OPERATIONS

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business.  The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. In addition, the Company recognized a $0.3 million gain on the sale. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. In addition, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which has been included in note receivable in the accompanying consolidated balance sheets. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months.  Net sales from discontinued operations were $6.6 million for the three months ended March 31, 2004.

NOTE 10 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share for the three months ended March 31, 2005.

All amounts in thousands except per share amounts.

	Three Months Ended March 31,
	2005	2004

(Loss) income from continuing operations	$(1,444)	$1,217
Loss from discontinued operations	—	(548)
Net (loss) income	$(1,444)	$669

Basic weighted average common shares outstanding	10,335	$10,190
Effect of dilutive stock options	—	144
Diluted weighted average common shares Outstanding	10,335	$10,334

Basic (loss) earnings per share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.05)
Total basic (loss) earnings per share	$(0.14)	$0.07

Diluted (loss) earnings per share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total diluted (loss) earnings per share	$(0.14)	$0.06

For three-month periods ended March 31, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 910,327 and 265,300 shares, respectively.

NOTE 11 – SUBSEQUENT EVENTS

As more fully discussed in Note 5, the Company executed a new three-year asset-based revolving credit facility on August 12, 2005 with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million.  On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million.

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results may differ materially from that projected or suggested herein due to certain risks and uncertainties including, without limitation, potential fluctuations in the Company’s operating results; any material weaknesses in the Company’s internal control over financial reporting or the failure to remediate any of the previously disclosed material weaknesses; any failure to implement required new or improved controls; resumption of losses; seasonality and economic conditions; dependence on certain dealers and concentration of dealers in certain regions; dependence on chassis suppliers; potential liabilities under repurchase agreements; competition; government regulation; warranty claims; and product liability claims. Certain risks and uncertainties that could cause actual results to differ materially from that projected or suggested are set forth in the Form 10-K, in the Company’s filings with the Securities and Exchange Commission (the “SEC”) and the Company’s public announcements, copies of which are available from the SEC or from the Company upon request. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 2 to the unaudited consolidated financial statements for the period ended March 31, 2004 contained herein.  Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods.

The following table presents the effect of changes in the consolidated statement of operations caused by the restatement.

Statements of Operations

	Three Months Ended March 31, 2004
(in thousands)	As previously reported	As restated
Net sales	$103,784	$103,146
Gross profit	$7,732	$7,094
Selling expenses	$3,346	$2,708
Net income	$669	$669

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported.  See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004.  For the quarter ended March 31, 2005, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Executive Overview

National R.V. Holdings, Inc. (the “Company”) operates in one business segment that designs, manufactures, and markets motorhomes through its wholly owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States of America by NRV under the Dolphin, Islander, Sea Breeze, Tradewinds and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Magna and Prevost by Country Coach.

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Percentage of Net Sales Three Months Ended March 31,
	2005	2004
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	95.5	93.1
Gross profit	4.5	6.9
Selling expenses	2.9	2.6
General and administrative expenses	2.6	2.4
Operating (loss) income	(1.0)	1.9
Interest expense	0.2	0.1
Other income	(0.1)	(0.1)
(Loss) income from continuing operations before income taxes	(1.1)	1.9
Provision for income taxes	0.0	0.7
(Loss) income from continuing operations	(1.1)%	1.2%

Loss from discontinued operations	0.0	(0.9)
Benefit for income taxes	0.0	0.3
Net loss from discontinued operations	0.0	(0.6)
Net (loss) income	(1.1)%	0.6%

During the first quarter of 2005, the Company incurred a net loss of $1.4 million compared to net income of $1.2 million from continuing operations for the same quarter last year. The first quarter of 2005 loss per diluted share was $0.14 compared to earnings per diluted share from continuing operations of $0.12 for the first quarter of 2004. The net loss for the first quarter of 2005 was $1.4 million, or $0.14 per diluted share, as compared to a net income of $0.7 million, or $0.06 per diluted share in the first quarter of 2004.

Looking Forward

Many of the same objectives the Company addressed last year remain in place for the current year, including aggressive product development, improved productivity and cost control, and increasing its dealer body.

During the first quarter of 2005, the Company rolled out the majority of its 2006 model-year “Highline” products, including the completely redesigned Country Coach Intrigue. In addition, the 2006 model-year National RV Tradewinds and Islander, which begin to hit the market in meaningful numbers in the second quarter of 2005, represent significant additions to the Company’s offerings given the relative strength of the Class A motorhome diesel segment. In its peak year, the Company sold more than 600 of these units and believes it has a large customer base that has been awaiting a product in which to upgrade their aged units.

Improved productivity and cost control remain significant objectives. The Company is making a significant investment this year in manufacturing engineers at its Country Coach facilities in an effort to increase productivity. Controlling costs also remains a high priority, specifically in the manufacturing cost areas, warranty, and workers’ compensation. The Company continues to focus on improving the quality of its motorhomes to increase consumer satisfaction and decrease future warranty costs.

A continued focus on dealer acquisition and enhanced training programs for the Company’s workforce, service centers, dealers, and consumers are also key initiatives. The Company has undertaken efforts in the areas of safety; with new distance learning capabilities, the Company is looking forward to broadcasting its service training programs directly to dealers and service providers, driving the movement for increased customer satisfaction in areas of technical maintenance. In addition, factory-training programs are providing the Company’s customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

The Recreational Vehicle Industry Association’s (RVIA) market expansion campaign, GO RVing, now in its eighth year, is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects a decline in the industry in the near term or each of the years 2005 and 2006.

Results of Operations

Comparison of Continuing Operations for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004:

(Amounts in tables are in thousands, except percentages)

Net sales

	2005	Three Months Ended March 31, Percent Change	2004
			(Restated)

Net sales	$125,625	21.8%	$103,146
as a percent of net sales	100.0%		100.0%

Net sales of $125.6 million for the three-month period ended March 31, 2005 represent an increase of $22.5 million or 21.8% from the three-month period ended March 31, 2004. Wholesale unit shipments of diesel motorhomes for the three-month period ended March 31, 2005 were 406, up 38.6% from 293 units for the three-month period ended March 31, 2004. Shipments of gas motorhomes for the three-month period ended March 31, 2005 were 401, down 19.6% from 499 units for the three-month period ended March 31, 2004. The increase in net sales is mainly attributable to the change in the sales mix. The Company sold more diesel units, which have higher average sales prices, than gas powered units.

Gross profit margin

	2005	Three Months Ended March 31, Percent Change	2004
			(Restated)

Gross profit	$5,615	(20.8)%	$7,094
Gross profit margin	4.5%		6.9%

The gross profit margin for the three-month period ended March 31, 2005 was 4.5% compared to a 6.9% gross margin for the three-month period ended March 31, 2004. The primary factors that led to the decrease in gross margins were increased manufacturing overhead costs (including higher inventory control-related costs), increased engineering costs to support a more aggressive product introduction schedule and higher warranty costs. To a lesser degree, gross margin was affected by somewhat higher direct labor costs, partially related to the introduction of the Tradewinds and Islander products to the National RV manufacturing environment, and increased discounting due to the overall weakening sales environment.

Selling expenses

	2005	Three Months Ended March 31, Percent Change	2004
			(Restated)

Selling expenses	$3,639	34.4%	$2,708
as a percent of net sales	2.9%		2.6%

Selling expenses increased $0.9 million or 34.4% for the three-month period ended March 31, 2005 over the three-month period ended March 31, 2004. Sales expenses increased mainly due to increased sales commissions resulting from higher sales, but also from increased media and marketing costs to support the Company’s dealer expansion initiative.

General and administrative expenses

	2005	Three Months Ended March 31, Percent Change	2004

General and administrative expenses	$3,252	33.6%	$2,435
as a percent of net sales	2.6%		2.4%

General and administrative expenses totaling $3.3 million for the three-month period ended March 31, 2005 were up $0.8 million, or 33.6%, compared to the three-month period ended March 31, 2004. The increase is primarily due to increased personnel costs required to support the increased sales volume and Sarbanes-Oxley section 404 compliance costs and increased costs in the current year for audit fees.

Interest expense

	2005	Three Months Ended March 31, Percent Change	2004

Interest expense	$277	346.8%	$62
as a percent of net sales	0.2%		0.1%

Interest expense for the three-month periods ended March 31, 2005 and 2004 were $277,000 and $62,000, respectively. The increase in interest expense is a result of increased borrowing on the line of credit as well as rising interest rates directly related to the increases in the prime interest rate by the Federal Reserve.

Other income

	2005	Three Months Ended March 31, Percent Change	2004

Other income	$(109)	127.1%	$(48)
as a percent of net sales	(0.1)%		(0.1)%

Other income for the three-month periods ended March 31, 2005 and 2004 were $109,000 and $48,000, respectively. The increase in other income is the result of interest and fees related to the note receivable.

Provision (benefit) for income taxes

	2005	Three Months Ended March 31, Percent Change	2004

Provision (benefit) for income taxes	$—	N/A	$720
as a percent of net sales	0.0%		0.7%

As discussed in Note 8 to the consolidated financial statements included in this Form 10-Q, recent cumulative losses, the downturn in current market conditions and its impact on near-term earnings led the Company to conclude that it was more likely than not that its net deferred tax asset will not be realized. As a result, the Company continues to record a full valuation allowance against its net deferred tax assets; consequently, the Company’s current effective tax rate for 2005 is zero. The effective tax rate for the three-month period ended March 31, 2004 was 37.2%.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.

Net loss from discontinued operations

	2005	Three Months Ended March 31, Percent Change	2004

Net loss from discontinued operations	$—	N/A	$(548)
as a percent of net sales	0.0%		(0.6)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer.  The net loss from discontinued operations for the three-month period ended March 31, 2004 was $0.5 million.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $11,000 (excluding restricted cash totaling $25,000 and $251,000, respectively, required to secure a letter of credit in connection with one of the Company’s insurance policies). During the first three months of 2005, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation (UPSC).

During the three-month period ended March 31, 2005 the Company used $11.2 million of cash in its operations, which was primarily due to a net loss of $1.4 million, increases in receivables and inventories of $16.1 million and $9.0 million, respectively, partially offset by a $12.0 million and $0.9 million increase in accounts payable and accrued expenses, respectively. During the three-month period ended March 31, 2004 the Company used $1.6 million of cash in its operations, which was primarily due to a $3.9 million and $12.9 million increase in receivables and inventories, respectively, significantly offset by a $12.8 million increase in accounts payable.

On March 31, 2005, the Company had working capital of $47.3 million compared to $49.1 million at December 31, 2004. This decrease of $1.8 million was primarily due to a $0.2 million decrease in restricted cash, $16.1 million increase in trade receivables, $8.0 increase in inventory, $0.7 million of repayments on note receivable, $0.2 million decrease in prepaid expenses, $12.0 million increase in accounts payable, $0.9 million increase in accrued expenses, $2.9 million borrowings on the line of credit and a $8.9 million increase in the book overdraft.

For the three month period ended March 31, 2005, net cash used in investing activities was $0.7 million, consisting primarily of $1.3 million in capital expenditures, partially offset by repayments on note receivable of $0.7 million. Net cash provided by financing activities was $12.0 million, primarily due to an increase in the book overdraft of $8.9 million and net advances under on the line of credit of $2.9 million.

At March 31, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At March 31, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit of $15.6 and $12.7 million, respectively. At March 31, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual consolidated financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below).

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate.  Borrowing availability is based on eligible accounts receivable and inventory.  The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduced the debt outstanding.  The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, as defined, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of March 31, 2005, and does not expect to until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At March 31, 2005 the interest rate on the outstanding borrowings under the line-of-credit was 6.50%. The weighted average interest rate for the borrowings under the line-of-credit during the three-month period ended March 31, 2005 and 2004 was 6.19% and 4.80%, respectively.

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

In order to fund on-going operations in the short-term, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line-of-credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins.  The Company believes it has sufficient financial resources to fund its operations in the short-term.  However, the Company’s ability to meet its obligations in the long-term is dependent on its ability to generate positive cash flows from operations and continue borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

As further discussed in Note 6 to the consolidated financial statements included in this Form 10-Q, the Company generally agrees with its dealers’ lenders to repurchase any unsold RVs in the event of various circumstances. The Company’s maximum potential exposure under these agreements approximated $153 million at March 31, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006. The Company believes the combination of internally generated funds and unused borrowing availability will be sufficient to meet this obligation.

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

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB No. 20 and FAS No. 3” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company has no significant financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility.  The weighted average interest rate for the borrowings on the credit facility during the year ended March 31, 2005 was 6.19%. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of approximately $0.6 thousand for each $1.0 million borrowed.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K for the year ended December 31, 2004 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2005.

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

3.                          Accounting for Sales Incentives - The Company did not maintain effective controls over the accounting for sales incentives. Specifically, certain sales incentive programs which are paid directly to the dealer or dealer sales representatives were improperly classified as selling expenses and should have been classified as a reduction of revenue. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 consolidated financial statements. This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and selling expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses

During fiscal year 2005, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

1.               Insufficient personnel resources and technical expertise within its accounting function

Management has assessed the organization of its accounting personnel and the technical expertise within the accounting function. As a result, the Company has established an accounting function at the parent company level. The NRV divisional controller was promoted to Corporate Controller and will be responsible for setting and establishing accounting policies for the Company and its two divisions in accordance with generally accepted accounting principles (“GAAP”) and guidelines required by the Securities and Exchange Commission (“SEC”). To assist the Corporate Controller, the Company has also promoted an individual to a newly-created position of Manager of Financial Reporting. In addition, the Company has subscribed to an on-line research tool to assist this group in staying abreast of new accounting pronouncements, proper accounting disclosure and also research technical accounting issues relating to the Company’s ongoing business transactions. At the NRV division, the Company has hired a new Controller and Accounting Manager.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At March 31, 2005, the Company was in default with the covenant of its credit facility with UPS Capital Corporation (“UPSC”) requiring delivery of the Company’s annual consolidated financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of the annual consolidated financial statements to August 31, 2005.  Such date was extended to December 15, 2005 as part of the execution by the Company of a new credit facility on August 12, 2005 with UPSC and Wells Fargo Bank. The Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission on October 11, 2005.

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: October 25, 2005	By	/s/ THOMAS J. MARTINI, CPA

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)