Form 10-Q
period 2005-06-30
NATIONAL RV HOLDINGS INC
filed 2005-10-26
CIK 910655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 10, 2005
Common stock, par value	10,339,484
$0.01 per share

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$187	$11
Restricted cash	25	251
Receivables, less allowance for doubtful accounts of $210 and $137, respectively	24,201	20,276
Inventories, net	81,891	74,826
Deferred income taxes	1,089	1,294
Note receivable	484	1,913
Prepaid expenses	1,847	2,924
Total current assets	109,724	101,495
Property, plant and equipment, net	38,878	37,809
Other assets	1,301	1,338
	$149,903	$140,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,063	$16,612
Accrued expenses	26,451	22,242
Line of credit	12,218	12,690
Book overdraft	—	803
Current portion of capital leases	51	51
Total current liabilities	68,783	52,398
Long-term accrued expenses	6,902	7,069
Deferred income taxes	1,089	1,294
Long-term portion of capital leases	171	185
Total liabilities	76,945	60,946

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	35,292	42,170
Total stockholders’ equity	72,958	79,696
	$149,903	$140,642

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$123,225	$119,282	$248,850	$222,428
Cost of goods sold	121,124	109,678	241,134	205,730
Gross profit	2,101	9,604	7,716	16,698
Selling expenses	3,315	2,586	6,954	5,294
General and administrative expenses	3,891	3,144	7,143	5,579
Operating (loss) income	(5,105)	3,874	(6,381)	5,825
Interest expense	311	16	588	78
Other expense (income)	18	1	(91)	(47)
(Loss) income from continuing operations before income taxes	(5,434)	3,857	(6,878)	5,794
Provision for income taxes	—	1,508	—	2,228
(Loss) income from continuing operations	(5,434)	2,349	(6,878)	3,566
Income (loss) from discontinued operations	—	249	—	(623)
Provision (benefit) for income taxes	—	111	—	(213)
Net income (loss) from discontinued operations	—	138	—	(410)
Net (loss) income	$(5,434)	$2,487	(6,878)	3,156

Basic (loss) earnings per common share:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.35
Discontinued operations	$—	$0.01	—	$(0.04)
Total	$(0.53)	$0.24	$(0.67)	$0.31

Diluted (loss) earnings per common share:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.34
Discontinued operations	$—	$0.01	—	$(0.04)
Total	$(0.53)	$0.24	$(0.67)	$0.30

Weighted average number of shares:
Basic	10,339	10,197	10,337	10,194
Diluted	10,339	10,440	10,337	10,377

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six-Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net (loss) income	$(6,878)	$3,156
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,811	1,935
Bad debt expense (recovery)	93	(16)
Provision for excess and obsolete inventories	1,635	1,179
Gain on asset disposal	(23)	(45)
Changes in assets and liabilities:
Decrease in restricted cash	226	—
Increase in receivables	(4,018)	(10,178)
Increase in inventories	(8,700)	(13,379)
Decrease (increase) in prepaid expenses	1,077	(335)
Increase in accounts payable	13,451	13,030
Increase in accrued expenses	4,042	3,273

Net cash provided by (used in) operating activities	2,716	(1,380)

Cash flows from investing activities:
Decrease in other assets	37	21
Repayments on note receivable	1,429	—
Proceeds from sale of assets	32	1,932
Purchase of property, plant and equipment	(2,889)	(2,351)

Net cash used in investing activities	(1,391)	(398)

Cash flows from financing activities:
Net payments on line of credit	(472)	—
Decrease in book overdraft	(803)	—
Principal payments on capital leases	(14)	—
Principal payments on long-term debt	—	(12)
Proceeds from issuance of common stock	140	94

Net cash (used in) provided by financing activities	(1,149)	82
Net increase (decrease) in cash and cash equivalents	176	(1,696)
Cash and cash equivalents, beginning of the year	11	2,059
Cash and cash equivalents, end of period	$187	$363

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

The consolidated financial statements include the financial statements of National RV Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries National RV, Inc. (“National RV”) and Country Coach, Inc. (“Country Coach”). As further discussed in Note 9, the operating results of the travel trailer division have been reclassified as a discontinued operation for the prior periods.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2005.

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

Seasonal Nature of Business Activities

Results for the interim period are not necessarily indicative of the results for an entire year. Seasonal factors, over which the Company has no control, has an effect on the demand for the Company’s products. Demand in the RV industry characteristically declines over the winter season, while sales are generally highest during the spring and summer months.

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

History of Recent Losses

The Company experienced a net loss in the first six months of 2005 of $6.9 million compared to a net profit of $3.2 during the same period last year.  The Company provided cash from operating activities in the first six months of 2005 of $2.7 million compared to a use of cash of $1.4 million for the same period last year.

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

NOTE 2 – RESTATEMENT OF A PRIOR PERIOD

The consolidated financial statements for the three and six-months ended June 30, 2004 reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The consolidated statement of operations for the three and six-months ended June 30, 2004 has been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products.

The following table presents the effect of changes in the consolidated statement of operations caused by the restatement.

Statements of Operations

	Three-Months Ended June 30, 2004		Six-Months Ended June 30, 2004
(in thousands)	As previously reported	As restated	As previously reported	As restated
Net sales	$119,736	$119,282	$223,520	$222,428
Gross profit	$10,058	$9,604	$17,790	$16,698
Selling expenses	$3,040	$2,586	$6,386	$5,294
Net income	$2,487	$2,487	$3,156	$3,156

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options.

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

NOTE 4 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Finished goods	$13,997	$16,379
Work-in-process	40,540	35,388
Raw materials	20,073	18,398
Chassis	7,281	4,661
Total inventories	$81,891	$74,826

Accrued expenses consist of the following (in thousands):

	June 30, 2005	December 31, 2004

Current accrued expenses:
Workers’ compensation self-insurance reserve	$3,032	$2,720
Warranty reserve	9,775	8,330
Payroll and other accrued expenses	13,644	11,192
Total current accrued expenses	$26,451	$22,242

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$6,083	$6,151
Warranty reserve	142	175
Deferred compensation	677	743
Total long-term accrued expenses	$6,902	$7,069

NOTE 5 – CREDIT FACILITY

At June 30, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At June 30, 2005 and December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.2 and $12.7 million, respectively. At June 30, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below).  At June 30, 2005, the interest rate on the outstanding borrowings under the line-of-credit was 7.00%. The weighted average interest rate for the borrowings under the line-of-credit during the six-month period ended June 30, 2005 and 2004 was 6.47% and 4.80%, respectively.

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of June 30, 2005, and currently does not expect to until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $177 million at June 30, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreation vehicle industry. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation will not have any material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Six Months Ended June 30, 2005 (in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
Warranty reserve	$8,505	$9,792	$8,380	$9,917

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006.

NOTE 7 – STOCK BASED COMPENSATION

The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options. The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were no options granted for the three-month period ended June 30, 2005. There were 24,000 options granted during the three-month period ended June 30, 2004.

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

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

(Loss) income from continuing operations	$(5,434)	$2,349	$(6,878)	$3,566
Income (loss) from discontinued operations	—	138	—	(410)
Net (loss) income - as reported	(5,434)	2,487	(6,878)	3,156
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	147	170	341	289
Pro forma net (loss) income	$(5,581)	$2,317	$(7,219)	$2,867

Basic (loss) earnings per share as reported
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.35
Discontinued operations	—	0.01	—	(0.04)
Total basic (loss) earnings per share	(0.53)	0.24	(0.67)	0.31
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.01	0.03	0.03
Basic earnings (loss) per share pro forma	$(0.54)	$0.23	$(0.70)	$0.28

Diluted (loss) earnings per share as reported
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.34
Discontinued operations	—	0.01	—	(0.04)
Total diluted (loss) earnings per share	(0.53)	0.24	(0.67)	0.30
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.02	0.03	0.02
Basic earnings (loss) per share pro forma	$(0.54)	$0.22	$(0.70)	$0.28

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the six-month period ended June 30, 2005. The assumptions used to calculate weighted-average fair value are listed below for new grants during the three-month period ended June 30, 2004.

June 30, 2004

Dividend yield	0.0%
Expected volatility	279.1%
Risk-free interest rate	3.45%
Expected lives	4 years

NOTE 8 – INCOME TAXES

As of June 30, 2005, the Company has a current deferred tax asset of $1.1 million and a long-term deferred tax liability of $1.1 million. During the three and six-month periods ended June 30, 2005, the Company recorded a non-cash charge of $1.8 million and $2.4 million, respectively, to increase the valuation allowance to offset the change in net deferred tax assets.  Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings led the Company to conclude that it was more likely than not that its recorded net deferred tax asset will not be realized. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

NOTE 9 – DISCONTINUED OPERATIONS

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. In addition, the Company recognized a $0.3 million gain on the sale. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. Furthermore, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which has been included in note receivable in the accompanying consolidated balance sheets. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months.  Net sales from discontinued operations were $6.7 million and $13.3 million for the three and six-months ended June 30, 2004.

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

All amounts in thousands except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

(Loss) income from continuing operations	$(5,434)	$2,349	$(6,878)	$3,566
Income (loss) from discontinued operations	—	138	—	(410)
Net (loss) income	$(5,434)	$2,487	$(6,878)	$3,156

Basic weighted average common shares outstanding	10,339	10,197	10,337	10,194
Effect of dilutive stock options	—	243	—	183

Diluted weighted average common shares outstanding	10,339	10,440	10,337	10,377

Basic (loss) earnings per share as reported
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.35
Discontinued operations	—	0.01	—	(0.04)
Total basic (loss) earnings per share	$(0.53)	$0.24	$(0.67)	$0.31

Diluted (loss) earnings per share as reported
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.34
Discontinued operations	—	0.01	—	(0.04)
Total diluted (loss) earnings per share	$(0.53)	$0.24	$(0.67)	$0.30

For the three months ended June 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 911,844 shares and 12,000 shares, respectively. For the six months ended June 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 911,844 and 227,000 shares, respectively.

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement for the three and six-months ended June 30, 2004 described in Note 2 to the unaudited consolidated financial statements for the three and six-months ended June 30, 2005 contained herein.  Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods.

The following table presents the effect of changes in the consolidated statement of operations caused by the restatement.

Statements of Operations

	Three-Months Ended June 30, 2004		Six-Months Ended June 30, 2004
(in thousands)	As previously reported	As restated	As previously reported	As restated
Net sales	$119,736	$119,282	$223,520	$222,428
Gross profit	$10,058	$9,604	$17,790	$16,698
Selling expenses	$3,040	$2,586	$6,386	$5,294
Net income	$2,487	$2,487	$3,156	$3,156

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported.  See the discussion of critical accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2004.  For the quarter ended June 30, 2005, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Executive Overview

National R.V. Holdings, Inc. (“the Company”) operates in one business segment that designs, manufactures, and markets motorhomes through its wholly owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States of America by NRV under the Dolphin, Islander, Sea Breeze, Tradewinds and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Magna and Prevost by Country Coach.

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	98.3	91.9	96.9	92.5
Gross profit	1.7	8.1	3.1	7.5
Selling expenses	2.7	2.2	2.8	2.4
General and administrative expenses	3.1	2.7	2.9	2.5
Operating (loss) income	(4.1)	3.2	(2.6)	2.6
Interest expense	0.3	0.0	0.2	0.0
Other expense (income)	0.0	0.0	(0.0)	(0.0)
(Loss) income from continuing operations before income taxes	(4.4)	3.2	(2.8)	2.6
Provision for income taxes	0.0	1.2	0.0	1.0
(Loss) income from continuing operations	(4.4)	2.0	(2.8)	1.6
(Income) loss from discontinued operations	0.0	(0.2)	0.0	0.3
Provision (benefit) for income taxes	0.0	0.1	0.0	(0.1)
Net income (loss) from discontinued operations	0.0	0.1	0.0	(0.2)
Net (loss) income	(4.4)%	2.1%	(2.8)%	1.4

During the second quarter of 2005, the Company incurred a net loss of $5.4 million compared to net income of $2.3 million from continuing operations for the same quarter last year. The second quarter of 2005 loss per diluted share was $0.53 compared to earnings per diluted share from continuing operations of $0.23 for the second quarter of 2004. The net loss for the first six months ended June 30, 2005 was $6.9 million, or $0.67 per diluted share, as compared to net income of $3.6 million from continuing operations, or $0.34 per diluted share, for the first six months ended June 30, 2004.

Looking Forward

Many of the same objectives the Company addressed last year remain in place for the current year, including aggressive product development, improved productivity and cost control, and increasing its dealer body.

During the second quarter of 2005, the Company rolled out its remaining 2006 model-year products.

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

Results of Operations

Comparison of Continuing Operations for the Three and Six Months Ended June 30, 2005 to the Three and Six Months Ended June 30, 2004:

(Amounts in tables are in thousands, except percentages)

Net sales

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(As Restated)			(As Restated)

Net sales	$123,225	3.3%	$119,282	$248,850	11.9%	$222,428
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

Net sales of $123.2 million for the three-month period ended June 30, 2005 increased $3.9 million or 3.3% from the same three-month period ended June 30, 2004. Wholesale unit shipments of diesel motorhomes for the three-month period ended June 30, 2005 were 379, down 15% from 444 units during the same period last year. Shipments of gas motorhomes for three-month period ended June 30, 2005 were 369, flat compared to the 369 gas units sold during the same period last year.

Net sales of $248.9 million for the six months ended June 30, 2005 increased $26.4 million or 11.9% from the same period last year. Wholesale unit shipments of diesel motorhomes were 785, up 7% from 737 units during the same period last year. Wholesale unit shipments of gas motorhomes were 770, down 11% from 868 units during the same period last year.

The increase in net sales is mainly attributable to the change in the sales mix to include more of the highline diesel motorhomes, which have higher average sales prices than midline diesel units and gas powered units.

Gross profit and gross profit margin

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(As Restated)			(As Restated)

Gross profit	$2,101	(78.1)%	$9,604	$7,716	(53.8)%	$16,698
Gross profit margin	1.7%	(79.0)%	8.1%	3.1%	(58.7)%	7.5%

The gross profit margin for the three-month period ended June 30, 2005 was 1.7% compared to an 8.1% gross margin for the same period last year. For the first six months of 2005, the gross profit margin was 3.1% compared to a 7.5% gross profit margin for the same period last year. The primary factors that led to the decrease in gross margins were higher sales incentives, higher warranty costs, and production inefficiencies, partially offset by reduced workers’ compensation costs.

Selling expenses

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(As Restated)			(As Restated)

Selling expenses	$3,315	28.2%	$2,586	$6,954	31.4%	$5,294
as a percent of net sales	2.7%		2.2%	2.8%		2.4%

Selling expenses increased $0.7 million or 28.2% for the three-month period ended June 30, 2005 over the same period last year. Selling expenses for the six months ended June 30, 2005 increased $1.7 million or 31.4% over the same period last year. Selling expenses increased mainly due to higher media and marketing costs to support the Company’s dealer expansion and other initiatives, higher dealer convention expenses, and higher sales commissions resulting from higher sales.

General and administrative expenses

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004

General and administrative expenses	$3,891	23.8%	$3,144	$7,143	28.0%	$5,579
as a percent of net sales	3.1%		2.7%	2.9%		2.5%

General and administrative expenses totaling $3.9 million for the three-month period ended June 30, 2005 were up $0.7 million, or 23.8%, compared to the same period last year. For the first six months of 2005, general and administrative expenses were $7.1 million, representing an increase of $1.6 million, or 28.0%, compared to the same period last year. The increase in general and administrative expenses is due to higher audit and professional fees, as well as higher staffing levels to support increased sales and production and increased staffing to support ongoing Sarbanes-Oxley compliance.

Interest expense

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004

Interest expense	$311	1,843.8%	$16	$588	653.8%	$78
as a percent of net sales	0.3%		0.0%	0.2%		0.0%

Interest expense for the three-month periods ended June 30, 2005 and 2004 was 311,000 and $16,000, respectively. For the first six months of 2005, interest expense was $588,000 compared to $78,000 for the same period last year. The increase in interest expense is attributable to higher borrowings on the line of credit when compared to the same period last year.

Other expense (income)

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004

Other expense (income)	$18	1,700.0%	$1	$(91)	93.6%	$(47)
as a percent of net sales	0.0%		0.0%	0.0%		0.0%

Other expense for the three-month periods ended June 30, 2005 and 2004 was immaterial. Other income for the six months ended June 30, 2005 was mainly interest and fees related to the note receivable. Other income for the six months ended June 30, 2004 was mainly the gain on the sale of real property in Florida. As a percentage of net sales, the amount is immaterial.

Provision for income taxes

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004

Provision for income taxes	$—	(100.0)%	$1,508	$—	(100.0)%	$2,228
as a percent of net sales	0.0%		1.2%	0.0%		1.0%

As discussed in Note 8 to the consolidated financial statements included in this Form 10-Q, recent cumulative losses, the downturn in current market conditions and its impact on near-term earnings led the Company to conclude that it was more likely than not that its net deferred tax asset will not be realized. As a result, the Company continues to record a full valuation allowance against its net deferred tax assets; consequently, the Company’s current effective tax rate for 2005 is zero. The effective tax rate for the three and six months ended June 30, 2004 was 39.4% and 39.0%. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.

Net income (loss) from discontinued operations

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004

Net income (loss) from discontinued operations	$—	(100.0)%	$138	$—	(100.0)%	$(410)
as a percent of net sales	0.0%		0.1%	0.0%		(0.2)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The net income from discontinued operations for the three-month period ended June 30, 2004 was $0.1 million. The net loss for the six months ended June 30, 2004 was $0.4 million.

Liquidity and Capital Resources

At June 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $187,000 and $11,000 (excluding restricted cash totaling $25,000 and $251,000, respectively, required to secure a letter of credit in connection with one of the Company’s insurance policies), respectively. During the first six months of 2005, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation (UPSC).

During the six-month period ended June 30, 2005 the Company provided $2.7 million of cash in its operations, with the two largest contributing factors being a $13.5 million increase in accounts payable and a $4.0 million increase in accrued expenses, and the two largest offsetting factors being an $8.7 million increase in inventories and a net loss of $6.9 million. During the six-month period ended June 30, 2004 the Company used $1.4 million of cash in its operations, with the two largest contributing factors being a $13.4 million increase in inventories and a $10.2 million increase in receivables, and the largest offsetting factor being a $13.0 million increase in accounts payable.

On June 30, 2005, the Company had working capital of $40.9 million compared to $49.1 million at December 31, 2004. This decrease of $8.2 million was primarily due to a $13.5 million increase in accounts payable and a $4.2 million increase in current accrued expenses, partially offset by a $7.1 million increase in inventories and a $3.9 million increase in receivables.

For the six-month period ended June 30, 2005, net cash used in investing activities was $1.4 million, consisting primarily of $2.9 million in capital expenditures, partially offset by repayments on note receivable of $1.4 million. Net cash used in financing activities was $1.1 million, primarily due to a decrease in the book overdraft of $0.8 million and net payments on the line of credit of $0.5 million.

At June 30, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At June 30, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit of $12.2 and $12.7 million, respectively. At June 30, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below).

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of June 30, 2005, and does not expect to until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At June 30, 2005 the interest rate on the outstanding borrowings under the line-of-credit was 7.00%. The weighted average interest rate for the borrowings under the line-of-credit during the six-month period ended June 30, 2005 and 2004 was 6.47% and 4.80%, respectively.

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

In order to fund on-going operations in the short-term, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line-of-credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. The Company believes it has sufficient financial resources to fund its operations in the short-term. However, the Company’s ability to meet its obligations in the long-term is dependent on its ability to generate positive cash flows from operations. If management is unable to achieve its operational profitability plan or unforeseen events occur, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

As further discussed in Note 6 to the consolidated financial statements included in this Form 10-Q, the Company generally agrees with its dealers’ lenders to repurchase any unsold RVs in the event of various circumstances. The Company’s maximum potential exposure under these agreements approximated $177 million at June 30, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

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

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company has no significant financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the six-month period ended June 30, 2005 was 6.47%. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of approximately $0.6 thousand for each $1.0 million borrowed.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K for the year ended December 31, 2004 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2005.

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

3.                          Accounting for Sales Incentives – The Company did not maintain effective controls over the accounting for sales incentives. Specifically, certain sales incentive programs which are paid directly to the dealer or dealer sales representatives were improperly classified as selling expenses and should have been classified as a reduction of revenue. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 consolidated financial statements. This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and selling expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

4.                              Accounting for Income Taxes – The Company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the valuation allowance as well as other components of the income tax provision calculations and related deferred income taxes. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

5.                              Physical inventory process – The Company did not maintain effective controls over the accuracy of the physical inventory process at its NRV division. Specifically, the NRV division did not have controls to ensure all of the individuals involved in the physical inventory count were properly trained and supervised and that discrepancies between quantities counted and the accounting records were properly investigated. Further, the NRV division did not have controls to ensure the accounting records were adjusted to reflect the actual quantities counted during the physical inventory process. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of inventory and cost of goods sold that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented of detected.

6.                              Unrestricted access to programs and data – The Company did not maintain effective controls over access to certain financial application programs and data at its NRV division. Specifically, there were instances in which information technology personnel and users with accounting and reporting responsibilities had access to financial accounting application programs and data that was incompatible with their functional business requirements. Further, the activities of these individuals were not subject to independent monitoring. These control deficiencies applied to certain systems and processes including the financial statement preparation, human resources, payroll, purchasing, receiving and revenue and billing. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement to financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At June 30, 2005, the Company was in default with the covenant of its credit facility with UPS Capital Corporation (“UPSC”) requiring delivery of the Company’s annual consolidated financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of the annual consolidated financial statements to August 31, 2005. Such date was extended to December 15, 2005 as part of the execution by the Company of a new credit facility on August 12, 2005 with UPSC and Wells Fargo Bank. The Company filed its Annual Report on Form 10-K with the Securities and Exchange Commission on October 11, 2005.

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