Form 10-Q
period 2005-09-30
NATIONAL RV HOLDINGS INC
filed 2005-11-08
CIK 910655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2005
Common stock, par value	10,339,484
$0.01 per share

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Restricted cash	25	251
Receivables, less allowance for doubtful accounts of $250 and $137, respectively	22,902	19,976
Inventories, net	76,956	74,826
Deferred income taxes	1,008	1,294
Note receivable	243	2,213
Prepaid expenses	2,363	2,924
Total current assets	103,508	101,495
Property, plant and equipment, net	39,018	37,809
Other assets	1,411	1,338
	$143,937	$140,642

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,410	$16,612
Accrued expenses	25,051	22,242
Line of credit	22,134	12,690
Book overdraft	5,010	803
Current portion of capital leases	51	51
Total current liabilities	69,656	52,398
Long-term accrued expenses	6,084	7,069
Deferred income taxes	1,008	1,294
Long-term portion of capital leases	161	185
Total liabilities	76,909	60,946

Commitments and contingent liabilities	—	—

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	29,362	42,170
Total stockholders’ equity	67,028	79,696
	$143,937	$140,642

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$108,232	$112,525	$357,082	$334,953
Cost of goods sold	106,067	104,606	347,201	310,336
Gross profit	2,165	7,919	9,881	24,617
Selling expenses	4,335	3,003	11,289	8,298
General and administrative expenses	3,346	3,063	10,489	8,642
Other expense	—	374	—	374
Operating income (loss)	(5,516)	1,479	(11,897)	7,303
Interest expense	395	52	983	130
Other expense (income)	19	(25)	(72)	(72)
Income (loss) from continuing operations before income taxes	(5,930)	1,452	(12,808)	7,245
Provision for income taxes	—	608	—	2,835
Income (loss) from continuing operations	(5,930)	844	(12,808)	4,410
Loss from discontinued operations	—	1,532	—	2,155
Gain from sale of discontinued operations	—	(281)	—	(281)
Benefit for income taxes	—	(524)	—	(737)
Net loss from discontinued operations	—	(727)	—	(1,137)
Net income (loss)	$(5,930)	$117	$(12,808)	$3,273

Basic earnings (loss) per common share:
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.43
Discontinued operations	$—	$(0.07)	$—	$(0.11)
Total	$(0.57)	$0.01	$(1.24)	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.42
Discontinued operations	$—	$(0.07)	$—	$(0.11)
Total	$(0.57)	$0.01	$(1.24)	$0.31

Weighted average number of shares:
Basic	10,339	10,222	10,338	10,203
Diluted	10,339	10,426	10,338	10,392

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine-Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(12,808)	$3,273
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,760	2,881
Bad debt expense (recovery)	126	(1)
Reserve and write down of inventories	2,630	1,764
Loss (gain) on asset disposal	(35)	61
Deferred income tax provision	—	1,897
Changes in assets and liabilities:
Decrease in restricted cash	226	—
Increase in receivables	(3,052)	(2,500)
Increase in inventories	(5,154)	(25,821)
Decrease (increase) in prepaid expenses	641	(1,612)
Increase in accounts payable	798	8,209
Increase in accrued expenses	1,824	874

Net cash used in operating activities	(12,044)	(10,975)

Cash flows from investing activities:
Decrease in other assets	45	10
Repayments on note receivable	1,970	—
Proceeds from sale of assets	75	1,932
Proceeds from sale of discontinued operations	—	500
Purchase of property, plant and equipment	(3,577)	(3,372)

Net cash used in investing activities	(1,487)	(930)

Cash flows from financing activities:
Net advances on line of credit	9,444	2,150
Deferred financing costs	(236)	—
Increase in book overdraft	4,207	7,228
Principal payments on capital leases	(24)	—
Principal payments on long-term debt	—	(18)
Proceeds from issuance of common stock	140	497

Net cash provided by financing activities	13,531	9,857
Net decrease in cash and cash equivalents	—	(2,048)
Cash and cash equivalents, beginning of the year	11	2,059
Cash and cash equivalents, end of period	$11	$11

Supplementary cash flow information:
Reclassification of inventory for operating lease	$394	$—

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 – BASIS OF PRESENTATION

General

The consolidated financial statements include the financial statements of National RV Holdings, Inc. (the “Company”) and its wholly owned subsidiaries National RV, Inc. (“National RV”) and Country Coach, Inc. (“Country Coach”). As further discussed in Note 9, the operating results of the travel trailer division have been reclassified as a discontinued operation for the prior periods.

The accompanying consolidated balance sheet as of December 31, 2004, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and note disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2005.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring adjustments, to state fairly the financial position, the results of operations and cash flows for all periods presented, including the elimination of significant intercompany accounts in consolidation. In addition to the restatement adjustments discussed in Note 2, certain reclassifications have been made to prior period amounts to conform to current period presentation.

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

History of Recent Losses

The Company experienced a net loss for the nine-month period ended September 30, 2005 of $12.8 million compared to a net income of $3.3 million during the same period last year.  The Company used cash in operating activities for the nine-month periods ended September 30, 2005 and 2004 of $12.0 million and $11.0 million, respectively.

The Company has incurred net losses of $9.3 million and $8.4 million for the years ended December 31, 2004 and 2003, respectively.  The Company used cash from operating activities of $15.8 million for the year ended December 31, 2004 and provided cash from operating activities of $8.1 million for the year ended December 31, 2003.  The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions.  With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for its products in 2005.  These conditions led the Company to assess its short-term liquidity needs and plans to achieve profitability.

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

In order to fund on-going operations in the short-term, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line of credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins.  After consideration of the restrictions of the borrowing capacity noted in Note 5, the Company believes it has sufficient financial resources to fund its operations in the short-term.  However, the Company’s ability to meet its obligations in the long-term is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or if unforeseen events occur and the Company’s existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

NOTE 2 – RESTATEMENT OF A PRIOR PERIOD

The financial statements included herein have been restated for three correcting adjustments. These adjustments are discussed in more detail below.

Correction of accounting for dealer sales incentives. The consolidated financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The statements of operations for the three and nine-months ended September 30, 2004 have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $0.5 million and $1.6 million for the three and nine-months ended September 30, 2004, respectively. This adjustment had no impact on net income (loss) as previously reported.

Correction of accounting for deferred payment motorhome sales. The consolidated financial statements reflect the removal of certain motorhome sales previously included in the consolidated financial statements for the three and nine-month periods ended September 30, 2004. The restatement reflects the Company’s determination that it did not correctly recognize revenue with respect to a limited number of motorhomes sold in the third quarter of 2004 under a deferred payment arrangement because the Company held the manufacturer’s certificate of origin as security for payment. The Company determined that revenues of approximately $4.5 million previously recognized in the third quarter 2004 should have been recognized in the fourth quarter 2004, resulting in a reduction of $0.2 million to net income and a $0.02 reduction to the Company’s third quarter 2004 diluted earnings per share.

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

The consolidated financial statements for the three and nine-months ended September 30, 2004 have been restated as follows (in thousands, except per share amounts):

Statements of Operations

	Three-Months Ended September 30, 2004		Nine-Months Ended September 30, 2004
	As previously reported	As restated	As previously reported	As restated
Net sales	$117,457	$112,525	$340,977	$334,953
Cost of goods sold	108,672	104,606	314,402	310,336
Gross profit	8,785	7,919	26,575	24,617
Selling expenses	3,512	3,003	9,899	8,298
Operating income	1,836	1,479	7,660	7,303
Income from continuing operations before income taxes	1,809	1,452	7,602	7,245
Provision for income taxes	758	608	2,985	2,835
Income from continuing operations	1,051	844	4,617	4,410
Gain from sale of discontinued operations	(336)	(281)	(336)	(281)
Income tax benefit related to discontinued operations	(501)	(524)	(714)	(737)
Net loss from discontinued operations	(695)	(727)	(1,105)	(1,137)
Net income	356	117	3,512	3,273

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.45	$0.43
Discontinued operations	(0.07)	(0.07)	(0.11)	(0.11)
Total	$0.03	$0.01	$0.34	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.44	$0.42
Discontinued operations	(0.07)	(0.07)	(0.10)	(0.11)
Total	$0.03	$0.01	$0.34	$0.31

Weighted average number of shares:
Basic	10,222	10,222	10,203	10,203
Diluted	10,426	10,426	10,392	10,392

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 and 148.

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

In August 2005, the FASB issued FSP FAS 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 and 148.

NOTE 4 – SUPPLEMENTAL BALANCE SHEET INFORMATION

Inventories consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Finished goods	$16,692	$16,379
Work-in-process	32,843	35,388
Raw materials	19,620	18,398
Chassis	7,801	4,661
Total inventories	$76,956	$74,826

Accrued expenses consist of the following (in thousands):

	September 30, 2005	December 31, 2004

Current accrued expenses:
Workers’ compensation self-insurance reserve	$2,595	$2,720
Warranty reserve	9,981	8,330
Payroll and other accrued expenses	12,475	11,192
Total current accrued expenses	$25,051	$22,242

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$5,295	$6,151
Warranty reserve	133	175
Deferred compensation	656	743
Total long-term accrued expenses	$6,084	$7,069

NOTE 5 – CREDIT FACILITY

On August 12, 2005, the Company entered into a new three-year asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company affected such an increase in the amount of the credit facility from $25 million to $30 million. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of September 30, 2005, and currently does not expect to until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

At September 30, 2005 and December 31, 2004, the Company had outstanding loans under its line of credit then in effect totaling $22.1 million and $12.7 million, respectively. At September 30, 2005, the interest rate on the outstanding borrowings under the line of credit was 7.25%. The weighted average interest rate for the borrowings under the line of credit during the nine-month period ended September 30, 2005 and 2004 was 6.56% and 5.01%, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $169 million at September 30, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreation vehicle industry. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation may have an impact on the Company’s consolidated results for a particular reporting period, the ultimate disposition of such litigation should not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

Nine-Months Ended September 30, 2005 (in thousands)

	Beginning Balance	Additions	Deductions	Ending Balance
Warranty reserve	$8,505	$13,228	$11,619	$10,114

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

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Income (loss) from continuing operations	$(5,930)	$844	$(12,808)	$4,410
Loss from discontinued operations	—	(727)	—	(1,137)
Net income (loss) - as reported	(5,930)	117	(12,808)	3,273
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	186	138	527	431
Pro forma net income (loss)	$(6,116)	$(21)	$(13,335)	$2,842

Basic earnings (loss) per share as reported
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.43
Discontinued operations	—	(0.07)	—	(0.11)
Total basic earnings (loss) per share	(0.57)	0.01	(1.24)	0.32
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01	0.05	0.04
Basic earnings (loss) per share pro forma	$(0.59)	$—	$(1.29)	$0.28

Diluted earnings (loss) per share as reported
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.42
Discontinued operations	—	(0.07)	—	(0.11)
Total diluted earnings (loss) per share	(0.57)	0.01	(1.24)	0.31
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01	0.05	0.04
Basic earnings (loss) per share pro forma	$(0.59)	$—	$(1.29)	$0.27

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the nine-month period ended September 30, 2005. Additionally, there were no stock options granted for the three-month period ended September 30, 2004.

NOTE 8 – INCOME TAXES

As of September 30, 2005, the Company has a current deferred tax asset of $1.0 million and a long-term deferred tax liability of $1.0 million. During the three and nine-month periods ended September 30, 2005, the Company recorded a non-cash charge of $2.5 million and $4.9 million, respectively, to increase the valuation allowance to offset the change in net deferred tax assets.  Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings led the Company to conclude that it was more likely than not that its recorded net deferred tax asset will not be realized. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

NOTE 9 – DISCONTINUED OPERATIONS

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. In addition, the Company recognized a $0.3 million gain on the sale. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. Furthermore, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which has been included in note receivable in the accompanying consolidated balance sheets. The Company also entered into a sublease agreement, which allowed Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months.  This sublease terminated in September 2005. Net sales from discontinued operations were $1.4 million and $14.7 million for the three and nine-month periods ended September 30, 2004.

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.

All amounts in thousands except per share amounts.

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004

Income (loss) from continuing operations	$(5,930)	$844	$(12,808)	$4,410
Loss from discontinued operations	—	(727)	—	(1,137)
Net income (loss)	$(5,930)	$117	$(12,808)	$3,273

Basic weighted average common shares outstanding	10,339	10,222	10,338	10,203
Effect of dilutive stock options	—	204	—	189

Diluted weighted average common shares outstanding	10,339	10,426	10,338	10,392

Basic earnings (loss) per share as reported
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.43
Discontinued operations	—	(0.07)	—	(0.11)
Total basic earnings (loss) per share	$(0.57)	$0.01	$(1.24)	$0.32

Diluted earnings (loss) per share as reported
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.42
Discontinued operations	—	(0.07)	—	(0.11)
Total diluted earnings (loss) per share	$(0.57)	$0.01	$(1.24)	$0.31

For the three-months ended September 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 931,796 shares and 12,000 shares, respectively. For the nine-months ended September 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 931,796 and 12,000 shares, respectively.

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatements for the three and nine-months ended September 30, 2004 described in Note 2 to the unaudited consolidated financial statements for the three and nine-months ended September 30, 2005 contained herein.  Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods.

Correction of accounting for dealer sales incentives. The consolidated financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The statements of operations for the three and nine-months ended September 30, 2004 have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $0.5 million and $1.6 million for the three and nine-months ended September 30, 2004, respectively. This adjustment had no impact on net income (loss) as previously reported.

Correction of accounting for deferred payment motorhome sales. The consolidated financial statements reflect the removal of certain motorhome sales previously included in the consolidated financial statements for the three and nine-month periods ended September 30, 2004. The restatement reflects the Company’s determination that it did not correctly recognize revenue with respect to a limited number of motorhomes sold in the third quarter of 2004 under a deferred payment arrangement because the Company held the manufacturer’s certificate of origin as security for payment. The Company determined that revenues of approximately $4.5 million previously recognized in the third quarter 2004 should have been recognized in the fourth quarter 2004, resulting in a reduction of $0.2 million to net income and a $0.02 reduction to the Company’s third quarter 2004 diluted earnings per share.

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

The consolidated financial statements for the three and nine-months ended September 30, 2004 have been restated as follows (in thousands, except per share amounts):

Statements of Operations

	Three-Months Ended September 30, 2004		Nine-Months Ended September 30, 2004
	As previously reported	As restated	As previously reported	As restated
Net sales	$117,457	$112,525	$340,977	$334,953
Cost of goods sold	108,672	104,606	314,402	310,336
Gross profit	8,785	7,919	26,575	24,617
Selling expenses	3,512	3,003	9,899	8,298
Operating income	1,836	1,479	7,660	7,303
Income from continuing operations before income taxes	1,809	1,452	7,602	7,245
Provision for income taxes	758	608	2,985	2,835
Income from continuing operations	1,051	844	4,617	4,410
Gain from sale of discontinued operations	(336)	(281)	(336)	(281)
Income taxes related to discontinued operations	(501)	(524)	(714)	(737)
Net loss from discontinued operations	(695)	(727)	(1,105)	(1,137)
Net income	356	117	3,512	3,273

Basic earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.45	$0.43
Discontinued operations	(0.07)	(0.07)	(0.11)	(0.11)
Total	$0.03	$0.01	$0.34	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$0.10	$0.08	$0.44	$0.42
Discontinued operations	(0.07)	(0.07)	(0.10)	(0.11)
Total	$0.03	$0.01	$0.34	$0.31

Weighted average number of shares:
Basic	10,222	10,222	10,203	10,203
Diluted	10,426	10,426	10,392	10,392

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

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three-Months Ended September 30,		Nine-Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	98.0	93.0	97.2	92.7
Gross profit	2.0	7.0	2.8	7.3
Selling expenses	4.0	2.7	3.2	2.4
General and administrative expenses	3.1	2.7	2.9	2.6
Other expense	0.0	0.3	0.0	0.1
Operating income (loss)	(5.1)	1.3	(3.3)	2.2
Interest expense	0.4	0.0	0.3	0.0
Other expense (income)	0.0	0.0	0.0	0.0
Income (loss) from continuing operations before income taxes	(5.5)	1.3	(3.6)	2.2
Provision for income taxes	0.0	0.5	0.0	0.9
Income (loss) from continuing operations	(5.5)	0.8	(3.6)	1.3
Loss from discontinued operations	0.0	1.4	0.0	0.6
Gain from sale of discontinued operations	0.0	(0.2)	0.0	(0.1)
Benefit for income taxes	0.0	(0.5)	0.0	(0.2)
Net loss from discontinued operations	0.0	(0.7)	0.0	(0.3)
Net income (loss)	(5.5)%	0.1%	(3.6)%	1.0%

During the three-month period ended September 30, 2005, the Company incurred a net loss of $5.9 million compared to net income of $0.8 million from continuing operations for the same quarter last year. The three-month period ended September 30, 2005 diluted loss per share was $0.57 compared to earnings per diluted share from continuing operations of $0.08 for the comparable period in 2004. The net loss for the nine-month period ended September 30, 2005 was $12.8 million, or $1.24 per diluted share, as compared to income of $4.4 million from continuing operations, or $0.42 per diluted share, for the comparable period in 2004.

Looking Forward

The Company is continuing to focus on aggressive product development, improved productivity and cost control, and increasing the quantity and quality of its dealer network. In addition, given the current softness in the RV market, driven by declining consumer confidence, the Company is extremely focused on reducing its fixed overhead costs to make money even in a potential prolonged downturn.

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

The Recreational Vehicle Industry Association’s (RVIA) market expansion campaign, GO RVing, now in its eighth year, is fostering greater awareness and garnering media attention. The campaign is designed to promote the RV lifestyle. Though the RVIA expects substantial growth for the industry in the long-term driven by favorable demographic trends, the industry is anticipating continued weakness through 2006.

Results of Operations

Comparison of Continuing Operations for the Three and Nine-Months Ended September 30, 2005 to the Three and Nine-Months Ended September 30, 2004:

(Amounts in tables are in thousands, except percentages)

Net sales

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(As Restated)			(As Restated)

Net sales	$108,232	(3.8)%	$112,525	$357,082	6.6%	$334,953
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

Net sales of $108.2 million for the three-month period ended September 30, 2005 decreased $4.3 million or 3.8% from the same three-month period ended September 30, 2004. A shift in mix to higher-priced diesel motorhomes was more than offset by declining unit shipments. Wholesale unit shipments of diesel motorhomes for the three-month period ended September 30, 2005 were 302 units, down 4% from 315 units during the same period last year. Shipments of gas motorhomes for three-month period ended September 30, 2005 were 303 units, down 35% compared to the 466 gas units sold during the same period last year. The decrease in net sales for the three-month period ended September 30, 2005 is mainly the result of declining consumer confidence resulting, in part, from the natural disasters that occurred in the United States of America during the third quarter combined with economic factors of higher interest rates and fuel prices which has perpetuated the industry-wide slump in demand for Class A motorhomes.

Net sales of $357.1 million for the nine months ended September 30, 2005 increased $22.1 million or 6.6% from the same period last year. Wholesale unit shipments of diesel motorhomes were 1,087, up 3% from 1,057 units during the same period last year. Wholesale unit shipments of gas motorhomes were 1,073, down 20% from 1,334 units during the same period last year. The increase in net sales for the nine-month period ended September 30, 2005 is mainly attributable to the change in the sales mix to include more of the highline diesel motorhomes, which have higher average sales prices than midline diesel units and gas powered units.

Gross profit and gross profit margin

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(As Restated)			(As Restated)

Gross profit	$2,165	(72.7)%	$7,919	$9,881	(59.9)%	$24,617
Gross profit margin	2.0%	(71.4)%	7.0%	2.8%	(61.6)%	7.3%

The gross profit margin for the three-month period ended September 30, 2005 was 2.0% compared to 7.0% for the same period last year. For the nine-month period ended September 30 2005, the gross profit margin was 2.8% compared to 7.3% for the same period last year. The primary factors that led to the decrease in gross margins, in order of significance, were (1) higher sales incentive costs, (2) high production inefficiencies, (3) higher warranty costs, and (4) other increases in overhead including higher spending on inventory control and product development. The high sales incentive costs, concentrated on the Company’s lower-priced products, were driven by an oversupply of product in a weakening market. The production inefficiency costs were also concentrated primarily at the Company’s Perris, California plant and were driven by challenges with 2006 model-year introductions, commodity flow difficulties, and the working down of excess work-in-process inventory, combined with lower production rates leading to lower fixed-cost absorption.

Selling expenses

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(As Restated)			(As Restated)

Selling expenses	$4,335	44.4%	$3,003	$11,289	36.0%	$8,298
as a percent of net sales	4.0%	2.7%	3.2%	2.4%

Selling expenses increased $1.3 million or 44.4% for the three-month period ended September 30, 2005 over the same period last year. Selling expenses for the nine-months ended September 30, 2005 increased $3.0 million or 36.0% over the same period last year. Selling expenses increased mainly due to higher media and marketing costs to support the Company’s dealer expansion and other initiatives, higher dealer convention expenses, and higher sales commissions resulting from higher sales.

General and administrative expenses

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004

General and administrative expenses	$3,346	9.2%	$3,063	$10,489	21.4%	$8,642
as a percent of net sales	3.1%		2.7%	2.9%		2.6%

General and administrative expenses totaling $3.3 million for the three-month period ended September 30, 2005 were up $0.3 million, or 9.2%, compared to the same period last year. For the nine-month period ended September 30, 2005, general and administrative expenses were $10.5 million, representing an increase of $1.8 million, or 21.4%, compared to the same period last year. The increase in general and administrative expenses is due to higher audit and professional fees, as well as higher staffing levels to support increased sales and production and increased staffing to support ongoing Sarbanes-Oxley compliance.

Interest expense

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004

Interest expense	$395	659.6%	$52	$983	656.2%	$130
as a percent of net sales	0.4%		0.0%	0.3%		0.0%

Interest expense for the three-month periods ended September 30, 2005 and 2004 was $395,000 and $52,000, respectively. For the nine-month periods ended September 20, 2005 and 2004, interest expense was $983,000 compared to $130,000 for the same period last year. The change in interest expense is primarily attributable to increased borrowings on the line of credit.

Other expense (income)

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004

Other expense (income)	$19	176.0%	$(25)	$(72)	0.0%	$(72)
as a percent of net sales	0.0%		0.0%	0.0%		0.0%

Other expense (income) for the three-month periods ended September 30, 2005 and 2004 was immaterial. Other income for the nine-month periods ended September 30, 2005 was mainly interest and fees related to the note receivable. Other income for the nine-month period ended September 30, 2004 was mainly the gain on the sale of real property in Florida. As a percentage of net sales, the amount is immaterial.

Provision for income taxes

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004

Provision for income taxes	$—	(100.0)%	$608	$—	(100.0)%	$2,835
as a percent of net sales	0.0%		0.5%	0.0%		0.9%

As discussed in Note 8 to the consolidated financial statements included in this Form 10-Q, recent cumulative losses, the downturn in current market conditions and its impact on near-term earnings led the Company to conclude that it was more likely than not that its net deferred tax asset will not be realized. As a result, the Company continues to record a full valuation allowance against its net deferred tax assets resulting in a zero effective tax rate for 2005. The effective tax rate for the three and nine-month periods ended September 30, 2004 was 41.9% and 39.1%, respectively. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.

Net loss from discontinued operations

	Three-Months Ended September 30, Percent Change			Nine-Months Ended September 30, Percent Change
	2005		2004	2005		2004

Net loss from discontinued operations	$—	(100.0)%	$(727)	$—	(100.0)%	$(1,137)
as a percent of net sales	0.0%		(0.7)%	0.0%		(0.3)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The net loss from discontinued operations (including a $0.3 million gain on the sale) for the three-month and nine-month periods ended September 30, 2004 was $0.7 million and $1.1 million, respectively.

Liquidity and Capital Resources

At September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $11,000 (excluding restricted cash totaling $25,000 and $251,000, respectively, required to secure a letter of credit in connection with one of the Company’s insurance policies). During the nine-month period ended September 30, 2005, the Company financed its operations primarily through its existing working capital and its line of credit with UPS Capital Corporation (UPSC).

During the nine-month period ended September 30, 2005 the Company used $12.0 million of cash in its operations, with the largest contributing factors being a $12.8 million net loss, a $3.1 million increase in receivables and a $5.2 million increase in inventories, being partially offset by a $1.8 million increase in accrued expenses. During the nine-month period ended September 30, 2004 the Company used $11.0 million of cash in its operations, with the two largest contributing factors being a $25.8 million increase in inventories and a $2.5 million increase in receivables, and the largest offsetting factor being an $8.2 million increase in accounts payable.

On September 30, 2005, the Company had working capital of $33.9 million compared to $49.1 million at December 31, 2004. This decrease of $15.2 million was primarily due to a $9.4 million increase in borrowings on the line of credit and a $4.2 million increase in the book overdraft, partially offset by a $2.9 million increase in receivables and a $2.1 million increase in inventories.

For the nine-month period ended September 30, 2005, net cash used in investing activities was $1.5 million, consisting primarily of $3.6 million in capital expenditures, partially offset by repayments on note receivable of $2.0 million. Net cash provided by financing activities was $13.5 million, primarily due to net advances on the line of credit of $9.4 million and a $4.2 million increase in book overdraft.

On August 12, 2005, the Company entered into a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company affected such an increase in the amount of the credit facility from $25 million to $30 million. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of September 30, 2005, and currently does not expect to until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

At September 30, 2005 and December 31, 2004, the Company had outstanding loans under its line of credit then in affect totaling $22.1 million and $12.7 million, respectively. At September 30, 2005, the interest rate on the outstanding borrowings under the line of credit was 7.25%. The weighted average interest rate for the borrowings under the line of credit during the nine-month period ended September 30, 2005 and 2004 was 6.56% and 5.01%, respectively.

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

In order to fund on-going operations in the short-term, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line of credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of the restrictions of the borrowing capacity noted in Noted 5, the Company believes it has sufficient financial resources to fund its operations in the short-term. However, the Company’s ability to meet its obligations in the long-term is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit. If management is unable to achieve its operational profitability plan or unforeseen events occur and the Company’s existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

As further discussed in Note 6 to the consolidated financial statements included in this Form 10-Q, the Company generally agrees with its dealers’ lenders to repurchase any unsold RVs in the event of various circumstances. The Company’s maximum potential exposure under these agreements approximated $169 million at September 30, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 and 148.

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

In August 2005, the FASB issued FSP FAS 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The Company is evaluating the requirements of SFAS 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 and 148.

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

The Company has no significant financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the nine-month period ended September 30, 2005 was 6.56%. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of approximately $0.6 thousand for each $1.0 million borrowed.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K for the year ended December 31, 2004 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We identified the following material weaknesses in the Company’s internal control over financial reporting:

1.                          Insufficient personnel resources and technical expertise within its accounting function. The Company did not maintain effective controls over the financial reporting process at its NRV division and at corporate because of insufficient personnel resources and technical expertise within the accounting function. This material weakness contributed to the following individual material weaknesses:  (a) errors in the preparation and review of schedules and reconciliations supporting certain general ledger account balances. As a result, errors were not detected in certain accrued liability accounts, including sales and marketing, warranty, legal and workers’ compensation, and the related income statement accounts, including cost of goods sold, selling and general and administrative expenses at the NRV division; (b) inadequate financial statement disclosures, primarily related to the sale of a division and capital leases were not identified by the corporate accounting staff; and (c) accounting cutoff errors primarily related to accrued marketing expenses and an inability to properly and timely account for capital leases entered into during the year were not identified at the NRV division. This control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements affecting accrued liabilities, property, plant and equipment, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative, amortization and interest. Insufficient personnel resources and technical expertise also contributed to the material weaknesses discussed in 2, 3, 4 and 5 below. Additionally, these control deficiencies could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses

During fiscal year 2005, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

1.               Insufficient personnel resources and technical expertise within its accounting function

Management has assessed the organization of its accounting personnel and the technical expertise within the accounting function. As a result, the Company has established an accounting function at the parent company level. The NRV divisional controller was promoted to Corporate Controller and will be responsible for setting and establishing accounting policies for the Company and its two divisions in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and guidelines required by the Securities and Exchange Commission (“SEC”). To assist the Corporate Controller, the Company has also promoted an individual to a newly created position of Manager of Financial Reporting. In addition, the Company has subscribed to an on-line research tool to assist this group in staying abreast of new accounting pronouncements, proper accounting disclosure and also research technical accounting issues relating to the Company’s ongoing business transactions. At the NRV division, the Company has hired a new Controller and Accounting Manager.

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

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

A. Exhibits

10.1	Credit Agreement, dated as of August 12, 2005 between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders.

10.2	Loan Modification Agreement, dated as October 4, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: November 4, 2005	By	/s/ THOMAS J. MARTINI, CPA

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)