Form 10-K/A
period 2004-12-31
NATIONAL RV HOLDINGS INC
filed 2006-03-21
CIK 910655

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends and restates the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on October 11, 2005 (the “Original Form 10-K”). This Form 10-K/A is being filed to restate consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 as described under the heading “New Restatement” below and clarify the presentation of the consolidated financial information for the fiscal years ended December 31, 2003 and 2002 appearing in certain sections of this filing as described under “Clarification of Presentation” below.

New Restatement

The Company is restating the consolidated financial statements for the fiscal years ended December 31, 2004, 2003 and 2002 for the correction of accounting for the amortization of certain leasehold improvements. Statement of Financial Accounting Standards (SFAS) No. 13 “Accounting for Leases”, as further clarified by EITF 05-6 “Determining the Amortization Period of Leasehold Improvements”, requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. Although this error was not material to any individual prior period, the cumulative adjustment to correct the error would be material to the quarter in which it were to be corrected. Accordingly, the Company has concluded to restate prior periods to correct this error. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined annual expense was increased by $0.07 million in 2004, $0.05 million in 2003 and $0.04 million in 2002. Additionally, stockholders’ equity at January 1, 2002 was reduced by $0.14 million as a result of this restatement. This restatement is in addition to the prior restatement reflected in the Company’s Original Form 10-K as described below under “RESTATEMENT OF PRIOR PERIODS PREVIOUSLY REFLECTED IN THE ORIGINAL FORM 10-K”.

Clarification of Presentation

Additionally, the Company is clarifying the presentation of the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002.

In Item 7 and Notes 2 and 18 to the Consolidated Financial Statements, the Original Form 10-K presented the consolidated financial information for the fiscal years ended December 31, 2003 and 2002 under the columns  “As Previously Reported” (which represented the originally reported consolidated financial statements adjusted for discontinued operations) followed by “As Restated” (which represented the originally reported consolidated financial statements adjusted for discontinued operations and for the correction of certain errors discussed therein). In order to clarify the presentation of the restated consolidated financial information for the fiscal years ended December 31, 2003 and 2002, the Company is restating the financial tables on pages 21, 58 and 74 of this Form 10-K/A to present such information “As Originally Reported” (which represents the originally reported consolidated financial statements for such periods), then “As Restated for Correction of Errors” (which restates such financial information for the correction of certain errors), and finally “As Restated for Correction of Errors and Discontinued Operations” (which includes the reclassification of discontinued operations and the restatements for the correction of certain errors).

Changes Reflected in this Form 10-K/A

As a result of the restatement and clarifications, the disclosures in the following items related to the years ended December 31, 2004, 2003 and 2002 have been revised:

Part I –Item 1 – Business

•                  A revision to the “Recent Developments” section to revise the financial results for prior fiscal periods which were affected by the restatement described above.

Part II – Item 6 – Selected Financial Data

Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II – Item 9A – Controls and Procedures

•                  The modification of Management’s Report on Internal Control over Financial Reporting with respect to the presentation of certain balances within the restatement footnote.

Part IV – Item 15 (a) 1. Consolidated Financial Statements

The restatement of the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity, including:

•                  The correction of Note 2 Restatement of Prior Periods for the reporting of discontinued operations;

•                  The restatement of Note 5 Property, Plant and Equipment;

•                  The restatement of Note 10 Income Taxes; and

•                  The restatement of the quarterly periods for 2004 and 2003 are included in Note 18 (Quarterly Consolidated Financial Data) to the Company’s consolidated financial statements.

Except for the foregoing restatement and clarified presentation, this Form 10-K/A continues to describe conditions as presented in the Original Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures, including exhibits to the Form 10-K affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

Additionally, the Company will be filing with the SEC shortly hereafter Forms 10-Q/A for the first, second and third quarters of 2005 to reflect the same restatement and clarifications discussed above.

RESTATEMENT OF PRIOR PERIODS PREVIOUSLY REFLECTED IN THE ORIGINAL FORM 10-K

As discussed and included in the Original Form 10-K, in addition to providing financial statements and other required information for the fiscal year ended December 31, 2004, this Annual Report on Form 10-K/A also includes restated consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, as discussed in Note 2 to the Company’s consolidated financial statements. The Company’s previously issued financial statements for each of these periods should not be relied upon.

As discussed and included in the Original Form 10-K, the Company is restating the consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 in this Form 10-K/A for the following items:

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

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Report of Independent Registered Public Accounting Firm
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

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

The Company has incurred net losses of $9.5 million, $8.5 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has used cash from operating activities of $15.8 million and $4.8 million for the years ended December 31, 2004 and 2002, respectively, and provided cash from operating activities of $8.1 million for the year ended December 31, 2003. The Company’s 2004 results give effect to the establishment of a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset as of the end of 2004. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004.

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

The financial information as of and for the years ended December 31, 2001 and 2000 has been restated to correct errors related to lease amortization and workers’ compensation reserves (see Note 2 to the 2004 consolidated financial statements). The information below has been derived from the Company’s books and records.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share and unit amounts)

	Years Ended December 31,
	As Restated	As Restated	As Restated	As Restated	As Restated
Consolidated Statements of Operations Data:	2004 (3)	2003 (3)	2002 (3)	2001 (3)	2000 (3)
Net sales	$436,813	$312,548	$267,920	$249,250	$330,063
Cost of goods sold	405,858	306,333	269,827	247,200	293,192
Gross profit (loss)	30,955	6,215	(1,907)	2,050	36,871
Selling expenses	11,616	9,500	10,925	10,366	10,971
General and administrative expenses	13,626	7,466	7,430	8,106	8,865
Other expense	632	—	—	—	—
Amortization of intangibles	—	—	—	413	413
Impairment of goodwill (1)	—	—	6,126	—	—
Operating income (loss)	5,081	(10,751)	(26,388)	(16,835)	16,622
Interest expense	327	399	357	107	5
Other income	(90)	(6)	(117)	(527)	(1,206)
Loss (gain) on disposal of land and equipment	—	(1)	(355)	(71)	136
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	4,844	(11,143)	(26,273)	(16,344)	17,687
Provision for (benefit from) income taxes	13,161	(4,116)	(7,716)	(6,168)	6,730
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(8,317)	(7,027)	(18,557)	(10,176)	10,957
Loss from discontinued operations	2,155	2,301	2,212	3,712	96
Gain from sale of discontinued operations	(281)	—	—	—	—
Benefit from income taxes	(737)	(853)	(847)	(1,400)	(37)
Loss from discontinued operations, net of taxes	(1,137)	(1,448)	(1,365)	(2,312)	(59)
(Loss) income before cumulative effect of accounting change	(9,454)	(8,475)	(19,922)	(12,488)	10,898
Cumulative effect of change in accounting principle, net of tax (2)	—	—	—	—	(1,213)
Net (loss) income	$(9,454)	$(8,475)	$(19,922)	$(12,488)	$9,685
Basic (loss) earnings per common share:
Continuing operations	$(0.81)	$(0.71)	$(1.90)	$(1.05)	$1.12
Discontinued operations	(0.12)	(0.15)	(0.14)	(0.24)	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.12)
Net (loss) income	$(0.93)	$(0.86)	$(2.04)	$(1.29)	$0.99
Diluted (loss) earnings per common share:
Continuing operations	$(0.81)	$(0.71)	$(1.90)	$(1.05)	$1.09
Discontinued operations	(0.12)	(0.15)	(0.14)	(0.24)	(0.01)
Cumulative effect of accounting change	—	—	—	—	(0.12)
Net (loss) income	$(0.93)	$(0.86)	$(2.04)	$(1.29)	$0.96
Weighted average number of common shares outstanding:
Basic	10,217	9,900	9,788	9,683	9,743
Diluted	10,217	9,900	9,788	9,683	10,086
Other Data:
Class A units sold	2,968	2,417	1,919	1,957	2,852

	December 31,
	As Restated	As Restated	As Restated	As Restated	As Restated
Consolidated Balance Sheet Data:	2004 (3)	2003 (3)	2002 (3)	2001 (3)	2000 (3)
Total assets	$140,233	$130,242	$142,067	$170,529	$155,822
Working capital	49,094	49,669	55,941	64,098	75,637
Long-term debt (including capital leases)	185	—	19	43	64
Stockholders’ equity	79,290	87,783	94,093	112,840	124,749

(1) The impairment of goodwill was attributable to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002.

(2) The cumulative effect of change in accounting principle was attributable to the adoption of Staff Accounting Bulletin No. 101, effective January 1, 2000.

(3) The selected financial data presented in the table above have been restated for four correcting adjustments described below. These adjustments are also discussed below and under “Restatement Due to Correction of Errors” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Correction of amortization on leasehold improvements

The financial statements have been restated to correct an error related to the amortization of leasehold improvements. SFAS No. 13 “Accounting for Leases”, as further clarified by EITF 05-6 “Determining the Amortization Period of Leasehold Improvements”, requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. The Company has restated prior periods to correct this error. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined annual expense was increased by $0.07 million in 2004, $0.05 million in 2003 and $0.04 million in 2002. Additionally, stockholders’ equity at January 1, 2002 was reduced by $0.14 million as a result of this restatement.

Correction of accounting for dealer sales incentives

The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The 2003, 2002, 2001 and 2000 selected financial data presented in this Form 10-K have been restated to reclassify these retail sales incentives from selling expenses to a reduction of revenue as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $1.9 million in 2003, $2.7 million in 2002, $2.7 million in 2001 and $2.6 million in 2000. This adjustment had no impact on net (loss) income as previously reported.

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

Correction of workers’ compensation reserve methodology

The 2002 financial statements have been restated to correct an error related to the workers’ compensation self-insurance reserve. During 2002, the Company changed its methodology for calculating workers’ compensation self-insurance reserves to an actuarial based method involving an incurred but not reported (IBNR) claims analysis from the specific reserve method previously recorded in 2001 and prior years. The total charge to increase the reserve of $4.2 million was initially recorded in 2002. The Company treated the charge as a revision of an estimate, but should have treated it as a correction of an error, and restated prior years. The restated cost of goods sold was reduced by $2.3 million in 2002 and increased by $1.6 million and $0.4 million in 2001 and 2000, respectively. The loss from discontinued operations was reduced by $0.5 million in 2002 and was increased by $0.4 million and $0.1 million in 2001 and 2000, respectively. Additionally, stockholders’ equity at January 1, 2000 was reduced by $0.2 million as a result of this restatement.

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

In 2004 the Company had a net loss of $9.5 million or $0.93 per share, compared to its net loss of $8.5 million or $0.86 per share in 2003. The Company’s 2004 results give effect to the establishment of a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset as of the end of 2004. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and the Company’s forecasted long-term profitability and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004.

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

In addition, during the third quarter, the Company sold its Travel Trailer business, which it recorded as a discontinued operation. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. For the years ended December 31, 2004, 2003 and 2002, the Company recorded losses from discontinued operations of $1.1 million, $1.4 million and $1.4 million, respectively. The loss on discontinued operations for the year ended December 31, 2004 included a pre-tax gain on the sale of the Travel Trailer business of $0.3 million.

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

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company estimates its income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that its net deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, the Company is required to take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including the Company’s past earnings history, market conditions, management profitability forecasts, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and lead the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004. As a result, the Company has recorded a non-cash charge of $11.2 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. During 2004, the Company’s income tax expense was $12.4 million ($13.2 million for continuing operations partially offset by a $0.8 million income tax benefit for discontinued operations) as a result of the Company’s full valuation allowance.

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

Restatement Due to Correction of Errors

The prior period financial statements presented in this Annual Report on Form 10-K have been restated for four correcting adjustments. These adjustments are discussed in more detail below. (See also Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”)

Correction of amortization on leasehold improvements

The financial statements have been restated to correct an error related to the amortization of leasehold improvements. EITF 05-6 “Determining the Amortization Period of Leasehold Improvements” requires that leasehold improvements by the lessee should be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined annual expense was increased by $0.07 million in 2004, $0.05 million in 2003 and $0.04 million in 2002. Additionally, stockholders’ equity at January 1, 2002 was reduced by $0.14 million as a result of this restatement.

Correction of accounting for dealer sales incentives

The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The 2003 and 2002 statements of operations have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $1.9 million in 2003 and $2.7 million in 2002. This adjustment had no impact on net loss as previously reported.

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

Correction of workers’ compensation reserve methodology

The 2002 financial statements have been restated to correct an error related to the workers’ compensation self-insurance reserve. During 2002, the Company changed its methodology for calculating workers’ compensation self-insurance reserves to an actuarial based method involving an incurred but not reported (IBNR) claims analysis from the specific reserve method previously recorded in 2001 and prior years. The total charge to increase the reserve of $4.2 million was initially recorded in 2002. The Company treated the charge as a revision of an estimate, but should have treated it as a correction of an error, and restated prior years. The restated 2002 cost of goods sold was reduced by $2.3 million and the loss from discontinued operations was reduced by $0.5 million to allocate these workers’ compensation costs to the appropriate years.

The consolidated statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheets for the years ended December 31, 2004 and 2003, have been restated as follows (in thousands, except per share amounts):

	2004		2003			2002
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Statement of Operations
Net sales	$436,813	$436,813	$341,972	$340,054	$312,548	$300,251	$297,581	$267,920
Cost of goods sold	405,799	405,858	334,547	334,587	306,333	302,483	300,202	269,827
Gross profit (loss)	31,014	30,955	7,425	5,467	6,215	(2,232)	(2,621)	(1,907)
Selling expenses	11,614	11,616	12,482	10,566	9,500	14,492	11,823	10,925
General and administrative expenses	13,622	13,626	7,801	7,953	7,466	8,176	8,030	7,430
Operating income (loss)	5,146	5,081	(12,858)	(13,052)	(10,751)	(31,026)	(28,600)	(26,388)
Provision for (benefit from) income taxes	13,027	13,161	(4,910)	(4,969)	(4,116)	(9,489)	(8,563)	(7,716)
Loss from discontinued operations	2,155	2,155	—	—	2,301	—	—	2,212
Gain from sale of discontinued operations	(281)	(281)	—	—	—	—	—	—
Income taxes related to discontinued operations	(737)	(737)	—	—	(853)	—	—	(847)
Loss from discontinued operations, net of taxes	(1,137)	(1,137)	—	—	(1,448)	—	—	(1,365)
Net loss	(9,255)	(9,454)	(8,340)	(8,475)	(8,475)	(21,422)	(19,922)	(19,922)

Net loss per share:
Basic	$(0.91)	$(0.93)	$(0.84)	$(0.86)	$(0.86)	$(2.19)	$(2.04)	$(2.04)
Diluted	$(0.91)	$(0.93)	$(0.84)	$(0.86)	$(0.86)	$(2.19)	$(2.04)	$(2.04)

Statement of Cash Flows
Net loss	$(9,255)	$(9,454)	$(8,340)	$(8,475)	$(8,475)	$(21,422)	$(19,922)	$(19,922)
Depreciation and amortization	3,840	3,905	3,952	3,997	3,997	3,936	3,978	3,978
Bad debt expense	32	32	—	63	63	—	121	121
Provision for excess and obsolete inventories	1,280	1,280	—	673	673	—	—	—
Deferred income tax provision (benefit)	11,760	11,894	(5,388)	(5,447)	(5,447)	(2,574)	(1,648)	(1,648)
Decrease (increase) in receivables	970	970	(11,149)	(11,063)	(11,063)	6,549	6,279	6,279
Increase (decrease) in accrued expenses	972	972	(225)	(225)	(225)	6,814	4,495	4,495
Net cash (used in) provided by operating activities	(15,791)	(15,791)	7,188	8,131	8,131	(4,444)	(4,779)	(4,779)
Net cash used in investing activities	(430)	(430)	(1,793)	(1,793)	(1,793)	(1,556)	(1,556)	(1,556)
Net cash provided by (used in) financing activities	14,173	14,173	(3,350)	(4,293)	(4,293)	5,992	6,327	6,327

Balance Sheet
Deferred income taxes	$1,294	$1,291	$7,955	$7,955	$7,955
Property, plant and equipment, net	37,809	37,403	40,833	40,492	40,492
Long-term deferred income taxes	—	—	3,805	3,939	3,939
Total assets	140,642	140,233	130,449	130,242	130,242
Deferred income taxes (long-term liabilities)	1,294	1,291	—	—	—
Total liabilities	60,946	60,943	42,459	42,459	42,459
Retained earnings	42,170	41,764	51,425	51,218	51,218
Total stockholders’ equity	79,696	79,290	87,990	87,783	87,783
Total liabilities and stockholders’ equity	140,642	140,233	130,449	130,242	130,242

Adjustment to Stockholders’ Equity as of January 1, 2002
Opening stockholders’ equity, at January 1, 2002, as originally reported								$114,412
Workers’ compensation correction of error adjustment to years prior to 2002								(1,431)
Leasehold improvements correction of error adjustment to years prior to 2002								(141)
Opening stockholders’ equity, at January 1, 2002, as restated for correction of errors								$112,840

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statement of Operations, prior periods have been restated to reclassify revenues and expenses of the travel trailer business as a discontinued operation, as further discussed in Note 16 to the accompanying consolidated financial statements:

	Percentage of Net Sales Years Ended December 31,
	Restated 2004 (1)	Restated 2003 (1)	Restated 2002 (1)

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	92.9	98.0	100.7
Gross profit (loss)	7.1	2.0	(0.7)
Selling expenses	2.7	3.0	4.1
General and administrative expenses	3.1	2.4	2.8
Other expense	0.1	0.0	0.0
Impairment of goodwill	0.0	0.0	2.3
Operating income (loss)	1.2	(3.4)	(9.9)
Interest expense	0.1	0.1	0.1
Other income	(0.0)	(0.0)	(0.2)
Income (loss) from continuing operations before income taxes	1.1	(3.5)	(9.8)
Provision for (benefit from) income taxes	3.0	(1.3)	(2.9)
Loss from continuing operations	(1.9)	(2.2)	(6.9)
Loss from discontinued operations before income tax benefit	0.5	0.8	0.8
Benefit from income taxes of discontinued operations	(0.2)	(0.3)	(0.3)
Loss from discontinued operations	(0.3)	(0.5)	(0.5)
Net loss	(2.2)	(2.7)	(7.4)

(1) The information in the table with respect to the fiscal years ended December 31, 2004, 2003 and 2002 reflects the restatement described in  “Restatement Due to Correction of Errors” on page 20 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Amounts in tables are in thousands, except percentages

The discussion below comparing the results for the fiscal years ended December 31, 2004 and 2003 reflects the restatement described in “Restatement Due to Correction of Errors” on page 20 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

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

Gross profit margin

	Twelve Months Ended December 31, Percent Change
	As Restated 2004		As Restated 2003
Gross profit margin	7.1%	255.0%	2.0%

The gross profit margin for 2004 was 7.1% (or a $31.0 million gross profit) compared to a 2.0% gross margin (or a $6.2 million gross profit) for the same period last year. The primary factors that led to the improved gross margins were higher production levels, reduced workers’ compensation costs, product price increases and reduced discounting, partially offset by production inefficiencies.

Selling expenses

	Twelve Months Ended December 31, Percent Change
	As Restated 2004		As Restated 2003
Selling expenses	$11,616	22.3%	$9,500
as a percent of net sales	2.7%		3.0%

Selling expenses increased $2.1 million, or 22.3%, for the year 2004 over the same period last year. Selling expenses for 2004 increased mainly due to increased sales commissions, marketing, and rally and show expenses resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due to higher sales over which to spread the fixed selling expenses.

General and administrative expenses

	Twelve Months Ended December 31, Percent Change
	As Restated 2004		As Restated 2003
General and administrative expenses	$13,626	82.5%	$7,466
as a percent of net sales	3.1%		2.4%

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

Other income

	Twelve Months Ended December 31, Percent Change
	2004		2003
Other income	$(90)	100.0%	$(7)
as a percent of net sales	(0.0)%		(0.0)%

The individual components of other income during 2004 and 2003 are immaterial.

Provision for (benefit from) income taxes

	Twelve Months Ended December 31, Percent Change
	As Restated 2004		As Restated 2003
Provision for (benefit from) income taxes	$13,161	N/A	$(4,116)
as a percent of net sales	3.0%		(1.3)%

The overall effective tax rate for 2004 was 418.3%, compared to 37.0% for the same period last year. The 2004 effective tax rate gives effect to a charge to establish a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset as of the end of 2004. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004. As a result, the Company has recorded a non-cash charge of $11.2 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. During 2004, the Company’s income tax expense for continuing operations was $13.2 million as a result of the Company’s full valuation allowance.

Loss from discontinued operations

	Twelve Months Ended December 31, Percent Change
	2004		2003
Loss from discontinued operations	$(1,137)	(21.5)%	$(1,448)
as a percent of net sales	(0.3)%		(0.5)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The loss from discontinued operations for 2004 totaled $1.1 million compared to a loss of $1.4 million for the same period last year. The loss from discontinued operations for the year ended December 31, 2004 included a pre-tax gain on the sale of $0.3 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Amounts in tables are in thousands, except percentages

The discussion below comparing the results for the fiscal years ended December 31, 2003 and 2002 reflects the restatement described in “Restatement Due to a Correction of Errors” on page 20 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data”.

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

The primary factors, that led to a 2.0% gross profit margin (or a $6.2 million gross profit) for 2003 compared to a (0.7)% gross loss (or a $1.9 million gross loss) for 2002, were reduced warranty costs, reduced discounting, higher production and sales volumes, and reduced workers’ compensation costs. The Company improved the quality of its products resulting in reduced warranty costs of approximately $4.4 million. The Company significantly reduced inventory levels during 2003, which allowed management to reduce the amounts of discounts given to its dealers.

Selling expenses

	Twelve Months Ended December 31, Percent Change
	As Restated 2003		As Restated 2002
Selling expenses	$9,500	(13.0)%	$10,925
as a percent of net sales	3.0%		4.1%

Selling expenses totaled  $9.5 million or 3.0% of net sales for 2003 compared to $10.9 million or 4.1% of net sales for 2002. Additionally for 2003, selling expenses, as a percentage of net sales decreased in 2003 to 3.0% from 4.1% in 2002. Sales costs decreased due to concerted efforts by management to reduce advertising, giveaways and sales commissions.

General and administrative expenses

	Twelve Months Ended December 31, Percent Change
	As Restated 2003		2002
General and administrative expenses	$7,466	0.5%	$7,430
as a percent of net sales	2.4%		2.8%

General and administrative expenses totaling $7.5 million during 2003 increased by 0.5% compared to $7.4 million during 2002. As a percentage of net sales, general and administrative expenses decreased in 2003 to 2.4% from 2.8% in 2002 as a result of improved sales during 2003. In addition, 2002 reflected the $0.6 million impact of an employment related legal settlement reached in that year, which settlement was the primary reason for the reduction in general and administrative expenses from 2002 to 2003.

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

Benefit from income taxes

	Twelve Months Ended December 31, Percent Change
	As Restated 2003		As Restated 2002
Benefit from income taxes	$(4,116)	(46.7)%	$(7,716)
as a percent of net sales	(1.3)%		(2.9)%

The benefit from income taxes for the years ended 2003 and 2002 were $4.1 million and $7.7 million, respectively. The benefits for income taxes on a percentage of sales basis for the years ended 2003 and 2002 were (1.3)% and (2.9)% respectively. The effective tax rate for 2003 was 37.0%, while the effective tax rate for 2002, excluding the impairment of goodwill was 38.3%. The federal rate used to adjust the deferred taxes decreased by 1% in 2003 compared to 2002.

Loss from discontinued operations

	Twelve Months Ended December 31, Percent Change
	2003		2002
Loss from discontinued operations	$(1,448)	6.1%	$(1,365)
as a percent of net sales	(0.5)%		(0.5)%

The loss from discontinued operations for 2003 totaled $1.4 million compared to a loss of $1.4 million for 2002. The loss represents the loss from the towables operations during 2003 and 2002.

Liquidity and Capital Resources

The Company has incurred net losses of $9.5 million, $8.5 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has used cash from operating activities of $15.8 million and $4.8 million for the years ended December 31, 2004 and 2002, respectively, and provided cash from operating activities of $8.1 million for the year ended December 31, 2003. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for its products in 2005. These conditions lead the Company to assess its short-term liquidity needs and plans to achieve profitability.

During 2004, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation (UPSC). On December 31, 2004, the Company had working capital of $49.1 million compared to $49.7 million at December 31, 2003. Cash and cash equivalents was $0.01 million at December 31, 2004. This decrease of $0.6 million was primarily due to line of credit borrowings of $12.7 million, a $6.7 million reduction in current deferred income taxes, a $2.5 million increase in accounts payable, a $2.0 million decrease in cash, and a $1.5 million increase in current accrued expenses, mostly offset by a $23.2 million increase in inventory and a $2.2 million increase in note receivable. During 2004, the Company used cash in its operations of $15.8 million which was due primarily to a $27.3 million increase in inventories ($2.8 million of which was sold to Weekend Warrior as part of the Travel Trailer business sales) and a $9.5 million net loss, partially offset by an $11.9 million deferred income tax provision, which is primarily due to the Company recording an $11.2 million valuation allowance against deferred tax assets, $3.9 million in depreciation, a $2.5 million increase in accounts payable, and a $1.3 million inventory write-down. For the year ended December 31, 2004, net cash used in investing activities was $0.4 million, which reflects $4.9 million of capital expenditures, with the single largest expenditure being the purchase of the Florida service center totaling $0.8 million. These expenditures were mostly offset by the proceeds from the sale of assets totaling $3.6 million, with the largest single sale of assets being the sale of the Florida property totaling $1.9 million, by the proceeds from the sale of discontinued operations totaling $0.5 million, and by the note receivable repayments of $0.5 million. Net cash provided by financing activities was $14.2 million, mainly due to the advances on the line of credit totaling $12.7 million, an increase in book overdraft of $0.8 million and $0.7 million in proceeds from issuance of common stock through the exercise of stock options.

At December 31, 2004, the Company had an asset-based revolving credit facility of $15 million with UPSC which was scheduled to expire in August 2005. At December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.7 million and the Company was not in default with any covenants as of this date. On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of August 31, 2005 and currently does not expect to meet them until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $27 and $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At December 31, 2004 the interest rate on the outstanding borrowings under the line-of-credit was 6.00%. The weighted average interest rate for the borrowings under the line-of-credit during the year ended December 31, 2004 was 5.49%. The weighted average interest rate for the borrowings on the line-of-credit during the year ended December 31, 2003 was 4.96%.

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

Continuation of Losses

The Company has had net losses totaling $9.5 million and $8.5 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. Continued losses could reduce the Company’s liquidity and cause the Company to reduce its expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on the Company’s ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on sales and earnings. If the Company continues to suffer losses, the Company could be unable to implement its business and financial strategies or meet its obligations when due. The Company’s loss in 2004 was the result of recording a non-cash charge of $11.2 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset. The Company’s losses in 2003 and 2002 were mainly caused by (i) excess manufacturing capacity and related fixed costs caused by continued low production levels, (ii) continued significant discounting to wholesale distributors in 2002 and the first half of 2003, (iii) the recognition of the complete impairment of the Company’s goodwill in 2002, (iv) high warranty costs in 2002 and (v) a workers’ compensation reserve increase in 2002 and continued high workers’ compensation costs in 2003. There are no assurances that the conditions that have resulted in the Company’s losses in the past will not continue through 2005 and beyond.

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

In connection with the preparation of its Annual Report on Form 10-K, as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on, and as of the date of, this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2004, because of the material weaknesses described below and because of an inability to file the Annual Report on Form 10-K within the statutory time period.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified the following material weaknesses in the Company’s internal control over financial reporting:

1.         Insufficient personnel resources and technical expertise within its accounting function - The Company did not maintain effective controls over the financial reporting process because of insufficient personnel resources and technical expertise within the accounting function. This material weakness contributed to the following individual material weaknesses:  (a) errors in the preparation and review of schedules and reconciliations supporting certain general ledger account balances. As a result, errors were not detected in the amortization of leasehold improvements and certain accrued liability accounts, including sales and marketing, warranty, legal and workers’ compensation, and the related income statement accounts, including cost of goods sold, selling and general and administrative expenses; (b) inadequate financial statement disclosures, primarily related to the presentation of certain balances within the restatement footnote, sale of a division and capital leases were not identified by the corporate accounting staff; and  (c) accounting cutoff errors primarily related to marketing accrued expenses and an inability to properly and timely account for capital leases entered into during the year were not identified at the NRV division. This control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements affecting accrued liabilities, property, plant and equipment, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative, amortization and interest, and restatement of disclosures in the 2004 annual consolidated financial statements. Insufficient personnel resources and technical expertise also contributed to the material weaknesses discussed in 2, 3, 4 and 5 below. Additionally, these control deficiencies could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Management previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described above. In connection with the restatement of the Company’s consolidated financial statements described in the second and sixth paragraphs of Note 2 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described in 1(a) and (b) above, respectively. Accordingly, this restatement does not affect the previous conclusion stated in our report on internal control over financial reporting.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 50 of this Annual Report on Form 10-K/A.

Remediation of Material Weaknesses

As of the filing date of this report Form 10-K/A, the Company has not fully remediated the material weaknesses in the Company’s internal control over financial reporting as of December 31, 2004.We have taken the following actions to address the material weaknesses described above:

1.               Insufficient personnel resources and technical expertise within its accounting function

Management has assessed the organization of its accounting personnel and the technical expertise within the accounting function. As a result, the Company has established an accounting function at the parent company level. The NRV divisional controller was promoted to Corporate Controller and will be responsible for setting and establishing accounting policies for the Company and its two divisions in accordance with generally accepted accounting principles (“GAAP”) and guidelines required by the Securities and Exchange Commission (“SEC”). To assist the Corporate Controller, the Company has also promoted an individual to a newly created position of Manager of Financial Reporting. In addition, the Company has subscribed to an on-line research tool to assist this group in staying abreast of new accounting pronouncements, proper accounting disclosure and also research technical accounting issues relating to the Company’s ongoing business transactions. At the NRV division, the Company has hired a new Controller and Accounting Manager. As a result of the re-organization of its accounting personnel and increased technical expertise within the accounting function, management believes that these actions will remediate the material weaknesses described in items (a), (b) and (c) above. The final remediation for items (a), (b) and (c) will not be determined until the Company has tested the design and operating effectiveness of these actions, which will be done in connection with the 2005 assessment of the Company’s internal control over financial reporting.

2.               Revenue Recognition

Effective April 1, 2005, the NRV division discontinued the deferred payment arrangement under which it held the manufacturer’s certificate of origin as security for payment. During the second quarter of 2005, the NRV division revised its quarterly closing procedures to strengthen its review of any new agreements or other terms to determine whether the related transactions are accounted for in the proper period. As a result of the discontinued deferred payments arrangements and additional control procedures implemented, management believes that these actions will remediate this material weakness. Remediation of this material weakness will not be determined until the Company has tested the design and operating effectiveness of these actions, which will be done in connection with the 2005 assessment of the Company’s internal control over financial reporting.

3.               Accounting for Sales Incentives

Effective May 31, 2005, the Company changed its method of accounting for sales incentive programs that are paid directly to the dealers’ sales representatives. These sales incentives are now classified as a reduction of revenue rather than as a selling expense. These sales incentives were restated for all years presented in the fiscal year 2004 Form 10-K and have been properly classified in the first and second quarters of fiscal year 2005. As more fully discussed in 1 above, the Company has increased its personnel and expertise within the accounting function. In addition, the Company has revised its quarterly closing procedures to strengthen its review of all existing sales incentive programs to ensure they are accounted for properly. As a result of the re-organization of its accounting personnel and increased technical expertise within the accounting function and additional control procedures implemented, management believes that these actions will remediate this material weakness. Remediation of this material weakness will not be determined until the Company has tested the design and operating effectiveness of these actions, which will be done in connection with the 2005 assessment of the Company’s internal control over financial reporting.

4.              Accounting for Income Taxes

As more fully discussed in 1 above, the Company has recently increased its personnel and technical expertise within the accounting function. In addition, the Company revised its quarterly closing procedures to strengthen its review of the income tax provision to ensure the accuracy of the components of the income tax provision and related deferred income taxes. As a result of the re-organization of its accounting personnel and technical expertise within the accounting function and additional control procedures implemented, management believes that these actions will remediate this material weakness. Remediation of this material weakness will not be determined until the Company has tested the design and operating effectiveness of these actions, which will be done in connection with the 2005 assessment of the Company’s internal control over financial reporting.

5.              Physical inventory process

Beginning with the first quarter of 2005, management increased its training of all personnel involved in the physical inventory process at the NRV division, particularly those individuals performing the data entry function. Additionally, the physical inventory report was revised such that any inventory item, which does not include a corresponding item number, will result in an exception requiring follow-up by management. In addition, the NRV division has implemented enhanced review procedures by senior management of the reconciliation process between the quantities obtained from the physical inventory tags and the quantities obtained from the updated perpetual inventory report. As a result of the increased training of all personnel involved in the physical inventory process, the revision of certain physical inventory reports and additional control procedures implemented, management believes that these actions will remediate this material weakness. Remediation of this material weakness will not be determined until the Company has tested the design and operating effectiveness of these actions, which will be done in connection with the 2005 assessment of the Company’s internal control over financial reporting.

6.               Unrestricted access to programs and data

The NRV division has corrected access rights for known instances in which information technology personnel and users with accounting and reporting responsibilities had access to financial accounting applications programs and data that was incompatible with their functional business requirements. The NRV division is also in the process of refining and developing ongoing processes to ensure that proper access rights are granted, reviewed and maintained in a timely manner. As a result of the correction of access rights of information technology personnel and users with accounting and reporting responsibilities and additional control procedures implemented, management believes that these actions will remediate this material weakness. Remediation of this material weakness will not be determined until the Company has tested the design and operating effectiveness of these actions, which will be done in connection with the 2005 assessment of the Company’s internal control over financial reporting.

The Company believes that it has improved its disclosure controls and procedures and will be able to remedy the remaining material weakness identified as part of its assessment process at December 31, 2004. Notwithstanding the Company’s remediation efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Name	Options Granted	Individual Grants			Potential realizable value at
		Percent of total options/SARs granted to employees in fiscal year (2)	Exercise or base price ($ /Sh)		assumed annual rates of stock
					price appreciation for
					option term (1)
				Expiration date	5% ($ )	10% ($ )
Bradley C. Albrechtsen	50,000	19.2%	9.50	2/14/14	298,725	757,028
Joseph W. Hansen	10,000	3.8%	12.495	5/17/14	78,580	199,138
Mark D. Andersen	10,000	3.8%	9.50	2/14/14	59,745	151,406
Jonathan C. Corn	10,000	3.8%	9.50	2/14/14	59,745	151,406
Robert B. Lee	0	—	—	—	—	—

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

Name	Shares Acquired in Exercise (#)	Value Realized ($ )	Number of Unexercised Options at December 31, 2004		Value of Unexercised in-the-money Options at December 31, 2004 ($ ) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bradley C. Albrechtsen	0	0	45,667	33,333	17,987	4,333
Joseph W. Hansen	0	0	0	10,000	0	0
Mark D. Andersen	0	0	23,084	6,666	8,908	867
Jonathan C. Corn	0	0	3,334	6,666	433	867
Robert B. Lee	0	0	35,000	0	22,600	0

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

Plan Category	(a) Common shares to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by Company stockholders (1)	1,117,879	$6.29	858,226

Equity compensation plans not approved by Company stockholders (2)	16,500	$10.14	—

Totals:	1,134,379	$10.08	858,226

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
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Financial statement schedule
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.   Exhibits and Exhibit Descriptions

3.1	The Company’s Restated Certificate of Incorporation. (2)
3.2	The Company’s By-laws. (2)
4.1	Specimen-Certificate of Common Stock. (1)
10.1	1993 Stock Option Plan. (1)
10.2	1993 Stock Option Plan. (2)
10.3	1995 Stock Option Plan. (3)
10.4	Rights Plan Agreement with Continental Stock Transfer & Trust Company. (4)
10.5	1996 Stock Option Plan. (5)
10.6	1997 Stock Option Plan. (6)
10.7	1999 Stock Option Plan. (7)
10.8	Loan and Security Agreement dated as of August 28, 2002 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (8)
10.9	Loan and Security Agreement number 2, dated as of September 24, 2004 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (9)
10.10	Loan and Security Agreement number 3, dated as of December 01, 2004 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (10)
10.11	Loan and Security Agreement number 4, dated as of February 28, 2005 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (10)
10.12	Loan and Security Agreement number 5, dated as of April 21, 2005 between the Company, NRV, CCI and UPS Capital Corporation, as lender. (10)
10.13	Form of the Company’s Stock Option Grant Agreement. (10)
10.14	CCI Bus Facility Lease Agreement between Sterling Pacific and CCI dated as of November 6, 2003. (10)
10.15	Lee Joint Venture Real Property Lease Agreement between CCI and the Lee Joint Venture dated as of October 12, 1995. (10)
10.16	Lee Joint Venture Real Property Lease Agreement Amendment between the Company and the Lee Joint Venture dated as of November 2, 1999. (10)
10.17	Lee Joint Venture Real Property Lease Renewal Agreement between CCI and the Lee Joint Venture dated as of January 2, 2001. (10)
10.18	Employment Agreement between Joseph W. Hansen and the Company dated as of April 30, 2004. (10)
10.19	Consulting Agreement between Robert B. Lee and the Company dated as of January 18, 2005. (10)
10.20	Employment Agreement between Jonathan Corn and the Company dated November 5, 2001. (10)
10.21	Employment Agreement between Thomas J. Martini and the Company dated May 11, 2005. (10)
21.1	List of Subsidiaries. (6)
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3)	Previously filed as an exhibit to the Company’s Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(4)	Incorporated by reference from Form 8-A declared effective on August 26, 1996.
(5)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1996.
(6)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997.
(7)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.
(8)	Incorporated by reference from the Company’s Form 8-K dated August 29, 2002.
(9)	Incorporated by reference from the Company’s Form 10-Q dated September 30, 2004.
(10)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.

Dated: March 21, 2006	By	/s/ Thomas J. Martini
Thomas J. Martini,
Chief Financial Officer
(Principal Accounting and Finance Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Doy B. Henley	Chairman of the Board	March 21, 2006
Doy B. Henley

/s/ Bradley C. Albrechtsen	Chief Executive Officer	March 21, 2006
Bradley C. Albrechtsen	and President (Principal Executive Officer)

/s/ Thomas J. Martini	Chief Financial Officer	March 21, 2006
Thomas J. Martini	(Principal Accounting and Financial Officer)

/s/ Robert B. Lee	Director	March 21, 2006
Robert B. Lee

/s/ Greg McCaffery	Director	March 21, 2006
Greg McCaffery

/s/ James B. Roszak	Director	March 21, 2006
James B. Roszak

/s/ David J. Humphreys	Director	March 21, 2006
David J. Humphreys

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2004, 2003 and 2002 consolidated financial statements.

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

1.         Insufficient personnel resources and technical expertise within its accounting function. The Company did not maintain effective controls over the financial reporting process because of insufficient personnel resources and technical expertise within the accounting function. This material weakness contributed to the following individual material weaknesses:  (a) errors in the preparation and review of schedules and reconciliations supporting certain general ledger account balances. As a result, errors were not detected in the amortization of leasehold improvements and certain accrued liability accounts, including sales and marketing, warranty, legal and workers’ compensation, and the related income statement accounts, including cost of goods sold, selling and general and administrative expenses; (b) inadequate financial statement disclosures, primarily related to the presentation of certain balances within the restatement footnote, sale of a division and capital leases were not identified by the corporate accounting staff; and  (c) accounting cutoff errors primarily related to marketing accrued expenses and an inability to properly and timely account for capital leases entered into during the year were not identified at the NRV division. This control deficiency resulted in audit adjustments to the 2004 annual consolidated financial statements affecting accrued liabilities, property, plant and equipment, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative, amortization and interest, and restatement of disclosures in the 2004 annual consolidated financial statements. Insufficient personnel resources and technical expertise also contributed to the material weaknesses discussed in 2, 3, 4 and 5 below. Additionally, these control deficiencies could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

3.         Accounting for Sales Incentives - The Company did not maintain effective controls over the accounting for sales incentives. Specifically, certain sales incentive programs which are paid directly to the dealer or dealers’ sales representatives were improperly classified as selling expenses and should have been classified as a reduction of revenue. This control deficiency resulted in the restatement of the Company’s 2003 and 2002 consolidated financial statements. This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and selling expenses that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

These material weaknesses were considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Management and we previously concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the material weaknesses described above. In connection with the restatement of the Company’s consolidated financial statements described in the second and sixth paragraphs of Note 2 to the consolidated financial statements, management has determined that the restatement was an additional effect of the material weaknesses described in 1(a) and (b) above, respectively. Accordingly, this restatement did not affect management’s assessment or our opinions on internal control over financial reporting.

PricewaterhouseCoopers LLP

Orange County, California

October 6, 2005, except for the restatement discussed in the second and sixth paragraphs of Note 2 to the consolidated financial statements and the matters discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is March 21, 2006

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	As Restated 2004	As Restated 2003
ASSETS
Current assets:
Cash and cash equivalents	$11	$2,059
Restricted cash	251	250
Receivables, less allowance for doubtful accounts ($137 and $132, respectively)	19,976	20,978
Inventories	74,826	51,659
Deferred income taxes	1,291	7,955
Note receivable	2,213	—
Prepaid expenses	2,924	1,658
Total current assets	101,492	84,559
Property, plant and equipment, net	37,403	40,492
Long-term deferred income taxes	—	3,939
Other	1,338	1,252
	$140,233	$130,242
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,612	$14,101
Accrued expenses	22,242	20,770
Line of credit	12,690	—
Book overdraft	803	—
Current portion of long-term debt	—	19
Current portion of capital leases	51	—
Total current liabilities	52,398	34,890
Long-term accrued expenses	7,069	7,569
Deferred income taxes	1,291	—
Long-term portion of capital leases	185	—
Total liabilities	60,943	42,459
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000 shares authorized, 4,000 issued and outstanding	—	—

Common Stock, $.01 par value, 25,000,000 shares authorized, 10,302,109 and 10,190,230 issued and outstanding, respectively	103	102
Additional paid-in capital	37,423	36,463
Retained earnings	41,764	51,218
Total stockholders’ equity	79,290	87,783
	$140,233	$130,242

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	As Restated 2004	As Restated 2003	As Restated 2002
Net sales	$436,813	$312,548	$267,920
Cost of goods sold	405,858	306,333	269,827
Gross profit (loss)	30,955	6,215	(1,907)
Selling expenses	11,616	9,500	10,925
General and administrative expenses	13,626	7,466	7,430
Other expense	632	—	—
Impairment of goodwill	—	—	6,126
Total operating expenses	25,874	16,966	24,481
Operating income (loss)	5,081	(10,751)	(26,388)
Interest expense	327	399	357
Other income	(90)	(7)	(472)
Income (loss) from continuing operations before income taxes	4,844	(11,143)	(26,273)
Provision for (benefit from) income taxes	13,161	(4,116)	(7,716)
Loss from continuing operations	(8,317)	(7,027)	(18,557)
Loss from discontinued operations	2,155	2,301	2,212
Gain from sale of discontinued operations	(281)	—	—
Income taxes related to discontinued operations	(737)	(853)	(847)
Loss from discontinued operations, net of taxes (Note 16)	(1,137)	(1,448)	(1,365)
Net loss	$(9,454)	$(8,475)	$(19,922)

Basic and diluted loss per common share:
Continuing operations	$(0.81)	$(0.71)	$(1.90)
Discontinued operations	(0.12)	(0.15)	(0.14)
Total	$(0.93)	$(0.86)	$(2.04)
Weighted average number of shares:
Basic	10,217	9,900	9,788
Diluted	10,217	9,900	9,788

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	As Restated 2004	As Restated 2003	As Restated 2002

Cash flows from operating activities:
Net loss	$(9,454)	$(8,475)	$(19,922)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,905	3,997	3,978
Bad debt expense	32	63	121
Provision for excess and obsolete inventories	1,280	673	—
Impairment of goodwill	—	—	6,126
Loss (gain) on asset disposal	391	(1)	(355)
Tax benefit related to exercise of stock options	254	550	105
Deferred income tax provision (benefit)	11,894	(5,447)	(1,648)
Changes in assets and liabilities:
Increase in restricted cash	(1)	(250)	—
Decrease (increase) in receivables	970	(11,063)	6,279
(Increase) decrease in inventories	(27,279)	20,200	12,853
Decrease (increase) in income taxes receivable	—	7,015	(327)
(Increase) decrease in prepaid expenses	(1,266)	476	(487)
Increase (decrease) in accounts payable	2,511	618	(15,997)
Increase (decrease) in accrued expenses	972	(225)	4,495
Net cash (used in) provided by operating activities	(15,791)	8,131	(4,779)
Cash flows from investing activities:
Increase in other assets	(86)	(239)	(1)
Proceeds from sale of property, plant and equipment	3,601	14	2,859
Proceeds from sale of discontinued operation	500	—	—
Note receivable repayments	469	—	—
Purchase of property, plant, and equipment	(4,914)	(1,568)	(4,414)
Net cash used in investing activities	(430)	(1,793)	(1,556)
Cash flows from financing activities:
Net advances under (payments on) line of credit	12,690	(4,943)	4,943
Increase (decrease) in book overdraft	803	(943)	335
Principal payments on long-term debt	(19)	(22)	(21)
Principal payments on capital leases	(8)	—	—
Proceeds from issuance of common stock	707	1,615	1,070
Net cash provided by (used in) financing activities	14,173	(4,293)	6,327
Net (decrease) increase in cash	(2,048)	2,045	(8)
Cash, beginning of year	2,059	14	22
Cash, end of year	$11	$2,059	$14

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

See Notes to Consolidated Financial Statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2001, as originally reported	9,718	$97	$33,128	$81,187	$114,412
Adjustments to stockholders’ equity (Note 2)				(1,572)	(1,572)
Balance, December 31, 2001, as restated	9,718	97	33,128	79,615	112,840
Common stock issued under option plans	114	1	1,069		1,070
Tax benefit related to exercise of stock options			105		105
Net loss, as restated				(19,922)	(19,922)
Balance, December 31, 2002, as restated	9,832	98	34,302	59,693	94,093
Common stock issued under option plans	358	4	1,611		1,615
Tax benefit related to exercise of stock options			550		550
Net loss, as restated				(8,475)	(8,475)
Balance, December 31, 2003, as restated	10,190	102	36,463	51,218	87,783
Common stock issued under option plans	112	1	706		707
Tax benefit related to exercise of stock options			254		254
Net loss				(9,454)	(9,454)
Balance, December 31, 2004, as restated	10,302	$103	$37,423	$41,764	$79,290

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

2. Restatement of Prior Periods

The prior period financial statements included herein have been restated for four correcting adjustments. These adjustments are discussed in more detail below.

Correction of amortization on leasehold improvements

The financial statements have been restated to correct an error related to the amortization of leasehold improvements. SFAS No. 13 “Accounting for Leases”, as further clarified by EITF 05-6 “Determining the Amortization Period of Leasehold Improvements”, requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. The Company has restated prior periods to correct this error. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined annual expense was increased by $0.07 million in 2004, $0.05 million in 2003, and $0.04 million in 2002. Additionally, stockholders’ equity at January 1, 2002 was reduced by $0.14 million as a result of this restatement.

Correction of accounting for dealer sales incentives

The financial statements reflect the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The 2003 and 2002 statements of operations have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by Emerging Issues Task Force (“EITF”) Issue No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products”. Net sales, gross profit and selling expenses were reduced by $1.9 million in 2003 and $2.7 million in 2002. This adjustment had no impact on net loss as previously reported.

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

Correction of workers’ compensation reserve methodology

The 2002 financial statements have been restated to correct an error related to the workers’ compensation self-insurance reserve. During 2002, the Company changed its methodology for calculating workers’ compensation self-insurance reserves to an actuarial based method involving an incurred but not reported (IBNR) claims analysis from the specific reserve method previously recorded in 2001 and prior years. The total charge to increase the reserve of $4.2 million was initially recorded in 2002. The Company treated the charge as a revision of an estimate, but should have treated it as a correction of an error, and restated prior years. The restated 2002 cost of goods sold was reduced by $2.3 million and the loss from discontinued operations was reduced by $0.5 million to allocate these workers’ compensation costs to the appropriate years.

The consolidated statements of operations and cash flows for the years ended December 31, 2004, 2003 and 2002, and the consolidated balance sheets for the years ended December 31, 2004 and 2003, have been restated as follows (in thousands, except per share amounts). Additionally, subsequent to the original restatement, the Company has restated the disclosures below to separately disclose the impact of the restatements related to the error corrections and the impact of reflecting the discontinued operations.

	2004		2003			2002
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Statement of Operations
Net sales	$436,813	$436,813	$341,972	$340,054	$312,548	$300,251	$297,581	$267,920
Cost of goods sold	405,799	405,858	334,547	334,587	306,333	302,483	300,202	269,827
Gross profit (loss)	31,014	30,955	7,425	5,467	6,215	(2,232)	(2,621)	(1,907)
Selling expenses	11,614	11,616	12,482	10,566	9,500	14,492	11,823	10,925
General and administrative expenses	13,622	13,626	7,801	7,953	7,466	8,176	8,030	7,430
Operating income (loss)	5,146	5,081	(12,858)	(13,052)	(10,751)	(31,026)	(28,600)	(26,388)
Provision for (benefit from) income taxes	13,027	13,161	(4,910)	(4,969)	(4,116)	(9,489)	(8,563)	(7,716)
Loss from discontinued operations	2,155	2,155	—	—	2,301	—	—	2,212
Gain from sale of discontinued operations	(281)	(281)	—	—	—	—	—	—
Income taxes related to discontinued operations	(737)	(737)	—	—	(853)	—	—	(847)
Loss from discontinued operations, net of taxes	(1,137)	(1,137)	—	—	(1,448)	—	—	(1,365)
Net loss	(9,255)	(9,454)	(8,340)	(8,475)	(8,475)	(21,422)	(19,922)	(19,922)

Net loss per share:
Basic	$(0.91)	$(0.93)	$(0.84)	$(0.86)	$(0.86)	$(2.19)	$(2.04)	$(2.04)
Diluted	$(0.91)	$(0.93)	$(0.84)	$(0.86)	$(0.86)	$(2.19)	$(2.04)	$(2.04)

Statement of Cash Flows
Net loss	$(9,255)	$(9,454)	$(8,340)	$(8,475)	$(8,475)	$(21,422)	$(19,922)	$(19,922)
Depreciation and amortization	3,840	3,905	3,952	3,997	3,997	3,936	3,978	3,978
Bad debt expense	32	32	—	63	63	—	121	121
Provision for excess and obsolete inventories	1,280	1,280	—	673	673	—	—	—
Deferred income tax provision (benefit)	11,760	11,894	(5,388)	(5,447)	(5,447)	(2,574)	(1,648)	(1,648)
Decrease (increase) in receivables	970	970	(11,149)	(11,063)	(11,063)	6,549	6,279	6,279
Increase (decrease) in accrued expenses	972	972	(225)	(225)	(225)	6,814	4,495	4,495
Net cash (used in) provided by operating activities	(15,791)	(15,791)	7,188	8,131	8,131	(4,444)	(4,779)	(4,779)
Net cash used in investing activities	(430)	(430)	(1,793)	(1,793)	(1,793)	(1,556)	(1,556)	(1,556)
Net cash provided by (used in) financing activities	14,173	14,173	(3,350)	(4,293)	(4,293)	5,992	6,327	6,327

Balance Sheet
Deferred income taxes	$1,294	$1,291	$7,955	$7,955	$7,955
Property, plant and equipment, net	37,809	37,403	40,833	40,492	40,492
Long-term deferred income taxes	—	—	3,805	3,939	3,939
Total assets	140,642	140,233	130,449	130,242	130,242
Deferred income taxes (long-term liabilities)	1,294	1,291	—	—	—
Total liabilities	60,946	60,943	42,459	42,459	42,459
Retained earnings	42,170	41,764	51,425	51,218	51,218
Total stockholders’ equity	79,696	79,290	87,990	87,783	87,783
Total liabilities and stockholders’ equity	140,642	140,233	130,449	130,242	130,242

Adjustment to Stockholders’ Equity as of January 1, 2002
Opening stockholders’ equity, at January 1, 2002, as originally reported						$114,412
Workers’ compensation correction of error adjustment to years prior to 2002						(1,431)
Leasehold improvements correction of error adjustment to years prior to 2002						(141)
Opening stockholders’ equity, at January 1, 2002, as restated for correction of errors						$112,840

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

CONCENTRATIONS

Financial instruments, which subject the Company to credit risk, consist primarily of trade receivables from dealerships which receivables are approved by the dealers’ lenders prior to shipment. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company’s broad customer base, and terms requiring most of the dealers’ lenders to pay the Company directly fifteen business days or less after the dealers’ receipt of the unit. For the year ended December 31, 2004, three dealers accounted for 14%, 12%, and 11%, respectively, of the Company’s net sales. In addition, the Company’s top ten dealers accounted for approximately 72%, 66% and 59% of net sales for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, three dealers accounted for 24%, 20% and 14%, respectively, of the Company’s trade receivables.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred net losses of $9.5 million, $8.5 million and $19.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company has used cash from operating activities of $15.8 million and $4.8 million for the years ended December 31, 2004 and 2002, respectively, and provided cash from operating activities of $8.1 million for the year ended December 31, 2003. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for its products in 2005. These conditions lead the Company to assess its short-term liquidity needs and plans to achieve profitability.

During 2004, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation (UPSC). At December 31, 2004, the Company had an asset-based revolving credit facility of $15 million with UPSC which was scheduled to expire in August 2005. At December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.7 million and the Company was not in default with any covenants as of this date. On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of August 31, 2005 and currently does not expect to meet them until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $27 and $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At December 31, 2004 the interest rate on the outstanding borrowings under the line-of-credit was 6.00%. The weighted average interest rate for the borrowings under the line-of-credit during the year ended December 31, 2004 was 5.49%. The weighted average interest rate for the borrowings on the line-of-credit during the year ended December 31, 2003 was 4.96%.

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

RECLASSIFICATIONS

Other than the restatement adjustments discussed in Note 2, certain reclassifications, none of which affected net loss or retained earnings, have been made to prior year amounts to conform to the current year presentation.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	As Restated	As Restated	As Restated
	2004	2003	2002
Loss from continuing operations	$(8,317)	$(7,027)	$(18,557)
Loss from discontinued operations	(1,137)	(1,448)	(1,365)
Net loss – as reported	(9,454)	(8,475)	(19,922)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	569	298	820
Pro forma net loss	$(10,023)	$(8,773)	$(20,742)

Basic and diluted loss per share, as reported
Continuing operations	$(0.81)	$(0.71)	$(1.90)
Discontinued operations	(0.12)	(0.15)	(0.14)
Total basic loss per share	(0.93)	(0.86)	(2.04)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.05	0.03	0.08
Basic and diluted loss per share pro forma	$(0.98)	$(0.89)	$(2.12)

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

	December 31, (in thousands)
	2004	2003	2002
Weighted average shares outstanding – basic	10,217	9,900	9,788
Weighted average shares outstanding – diluted	10,217	9,900	9,788
Outstanding options excluded as impact would be anti-dilutive	166	130	353

4. Inventories

Inventories consist of the following:

	December 31, (in thousands)
	2004	2003
Finished goods	$16,379	$8,957
Work-in-process	35,388	22,142
Raw materials	18,398	13,902
Chassis	4,661	6,658
	$74,826	$51,659

5. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	December 31, (in thousands)
	As Restated 2004	As Restated 2003
Land	$8,514	$10,400
Buildings	24,810	25,091
Machinery and equipment	20,209	19,688
Office equipment	7,771	7,512
Assets under capital lease	245	—
	61,549	62,691
Less accumulated depreciation	(24,146)	(22,199)
Property, plant and equipment, net	$37,403	$40,492

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

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2004 and 2003 were as follows:

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

At December 31, 2004, the Company had an asset-based revolving credit facility of $15 million with UPSC which was scheduled to expire in August 2005. At December 31, 2004, the Company had outstanding loans under the line-of-credit totaling $12.7 million and the Company was not in default with any covenants as of this date. On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of August 31, 2005 and currently does not expect to meet them until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $27 and $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At December 31, 2004 the interest rate on the outstanding borrowings under the line-of-credit was 6.00%. The weighted average interest rate for the borrowings under the line-of-credit during the year ended December 31, 2004 was 5.49%. The weighted average interest rate for the borrowings on the line-of-credit during the year ended December 31, 2003 was 4.96%.

10. Income Taxes

The components of the provision for (benefit from) income taxes were as follows:

	December 31, (in thousands)
	As Restated 2004	As Restated 2003	As Restated 2002
Current (refundable) payable:
Federal	$28	$(167)	$(7,167)
State	249	94	147
	277	(73)	(7,020)
Deferred:
Federal	8,702	(4,182)	(322)
State	3,445	(714)	(1,221)
	12,147	(4,896)	(1,543)
Total provision for (benefit from) income taxes	$12,424	$(4,969)	$(8,563)

Deferred income taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2004 and 2003 were as follows:

	December 31, (in thousands)
	As Restated 2004	As Restated 2003
Accrued expenses	$4,611	$5,221
NOL carryforward	387	2,734
Valuation allowance	(3,707)	—
Deferred income tax assets – current	$1,291	$7,955

Accrued expenses	$1,785	$2,245
Fixed assets	(3,136)	(2,671)
NOL carryforward	7,585	4,365
Valuation allowance	(7,525)	—
Deferred income tax (liabilities) assets – long-term	$(1,291)	$3,939

As of December 31, 2004, the Company has a current deferred tax asset of $1.3 million and a long-term deferred tax liability of $1.3 million resulting from a non-cash charge of $11.2 million the Company recorded to establish a full valuation allowance against its December 31, 2004 net deferred tax asset. The federal operating loss carryforwards of $14.0 million will expire in the year 2023. Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax assets will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including the Company’s past earnings history, market conditions, management profitability forecasts, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings lead the Company to conclude that it was more likely than not that its recorded net deferred tax asset will not be realized resulting in the full valuation against the net deferred tax asset as of December 31, 2004. As a result, the Company has recorded a non-cash charge of $11.2 million to establish a full valuation allowance against its net deferred tax asset as of December 31, 2004. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	As Restated 2004	As Restated 2003	As Restated 2002
Statutory rate	34.0%	(34.0)%	(35.0)%
State taxes, net of federal taxes	5.6	(4.2)	(4.7)
Amortization of intangibles not deductible for income tax purposes	0.0	0.0	7.9
Disallowed state loss carryforwards	0.0	0.8	0.9
Other	1.2	0.4	0.8
Valuation allowance	377.5	0.0	0.0
	418.3%	(37.0)%	(30.1)%

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

Rent expense, from non-cancelable operating lease obligations, for each of the years ended December 31, 2004, 2003 and 2002 was approximately $1.4 million.

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

16. Discontinued Operations

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. In addition, the Company recognized a $0.3 million gain on the sale. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. The note receivable has been recorded in the accompanying consolidated balance sheets net of $0.04 million of an unamortized discount for imputed interest. Furthermore, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which has been recorded in note receivables in the accompanying consolidated balance sheets. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months. For the years ended December 31, 2004, 2003, and 2002, the Company’s net sales from discontinued operations were $14.7 million, $27.5 million, and $29.7 million, respectively. In addition, for the years ended December 31, 2004, 2003, and 2002, the Company recorded net losses from discontinued operations of $1.1 million, $1.4 million, and $1.4 million, respectively. The 2004 net loss from discontinued operations included a pre-tax gain on the sale of the discontinued operations of $0.3 million.

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

18. Quarterly Consolidated Financial Data (unaudited)

The Company has determined that a restatement of its quarterly financial data is required for the following items:

The Company determined that certain of the amortization periods it was using, which periods covered the improvements’ useful lives, on certain of its leasehold improvements were incorrectly extending beyond the term of the property lease with respect to one of the Company’s leased properties. Although this error was not material to any individual prior period, the cumulative adjustment to correct the error would be material to the quarter in which it were to be corrected. Accordingly, the Company has concluded to restate prior periods to correct this error. The correction of these certain amortization periods caused each of the restated cost of goods sold, selling and general and administrative combined quarterly expenses to be increased by an amount ranging from $0.01 million to $0.02 million per quarter for each of the quarters in 2004 and 2003.

The following table summarizes the 2004 and 2003 quarterly pre-tax financial effects of the correction of the amortization periods (in millions):

Quarter Ended	2004	2003
March 31	$0.01	$0.01
June 30	$0.02	$0.01
September 30	$0.02	$0.01
December 31	$0.02	$0.01

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

Finally, the 2004 and 2003 quarterly consolidated financial data have been clarified to reclassify revenues and expenses of the travel trailer business as a discontinued operation.

The 2003 quarterly captions state “As Previously Reported” (and not “As Originally Reported”) because the Company had previously restated its originally reported 2003 quarterly financial statements in its 2003 Annual Report on Form 10-K.

Additionally, subsequent to the original restatement, the Company has restated its quarterly disclosures below to separately disclose the impact of the restatements related to the error corrections and the impact of reflecting the discontinued operations.

The following table summarizes these restatements in the quarterly data for fiscal 2004:

(in thousands, except per share amounts)

	2004 Quarter Ended
	March 31			June 30			September 30		December 31
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Net sales	$110,438	$109,753	$103,146	$126,408	$125,941	$119,282	$117,457	$112,525	$101,860	$101,860
Gross profit	7,287	6,591	7,083	10,670	10,189	9,590	8,785	7,903	6,397	6,379
Income (loss) from continuing operations	669	661	1,209	2,487	2,477	2,339	1,051	834	(12,528)	(12,699)
(Loss) income from discontinued operations, net of taxes	—	—	(548)	—	—	138	(695)	(727)	—	—
Net income (loss)	$669	$661	$661	$2,487	$2,477	$2,477	$356	$107	$(12,528)	$(12,699)

Basic earnings (loss) per common share:
Continuing operations	$0.07	$0.06	$0.12	$0.24	$0.24	$0.23	$0.10	$0.08	$(1.22)	$(1.24)
Discontinued operations	—	—	(0.06)	—	—	0.01	(0.07)	(0.07)	—	—
Total	$0.07	$0.06	$0.06	$0.24	$0.24	$0.24	$0.03	$0.01	$(1.22)	$(1.24)

Diluted earnings (loss) per common share:
Continuing operations	$0.06	$0.06	$0.12	$0.24	$0.24	$0.23	$0.10	$0.08	$(1.22)	$(1.24)
Discontinued operations	—	—	(0.06)	—	—	0.01	(0.07)	(0.07)	—	—
Total	$0.06	$0.06	$0.06	$0.24	$0.24	$0.24	$0.03	$0.01	$(1.22)	$(1.24)

Weighted average number of shares:
Basic	10,190	10,190	10,190	10,197	10,197	10,197	10,222	10,222	10,251	10,251
Diluted	10,334	10,334	10,334	10,440	10,440	10,440	10,426	10,426	10,251	10,251

The following table summarizes these restatements in the quarterly data for fiscal 2003:

(in thousands, except per share amounts)

	2003 Quarter Ended
	March 31			June 30			September 30			December 31
	As Previously Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Previously Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Previously Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Previously Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net sales	$78,101	$77,515	$71,030	$73,471	$72,859	$64,208	$91,314	$90,989	$84,365	$99,086	$98,691	$92,945
Gross (loss) profit	(2,087)	(2,682)	(2,546)	(436)	(1,058)	(1,228)	3,777	3,442	3,599	6,168	5,765	6,390
(Loss) income from continuing operations	(4,726)	(4,733)	(4,439)	(3,402)	(3,409)	(3,245)	(687)	(694)	(377)	475	361	1,034
(Loss) income from discontinued operations, net of taxes	—	—	(294)	—	—	(164)	—	—	(317)	—	—	(673)
Net (loss) income	$(4,726)	$(4,733)	$(4,733)	$(3,402)	$(3,409)	$(3,409)	$(687)	$(694)	$(694)	$475	$361	$361

Basic (loss) earnings per common share:
Continuing operations	$(0.48)	$(0.48)	$(0.45)	$(0.35)	$(0.35)	$(0.33)	$(0.07)	$(0.07)	$(0.04)	$0.05	$0.04	$0.10
Discontinued operations	—	—	(0.03)	—	—	(0.02)	—	—	(0.03)	—	—	(0.06)
Total	$(0.48)	$(0.48)	$(0.48)	$(0.35)	$(0.35)	$(0.35)	$(0.07)	$(0.07)	$(0.07)	$0.05	$0.04	$0.04

Diluted (loss) earnings per common share:
Continuing operations	$(0.48)	$(0.48)	$(0.45)	$(0.35)	$(0.35)	$(0.33)	$(0.07)	$(0.07)	$(0.04)	$0.05	$0.04	$0.10
Discontinued operations	—	—	(0.03)	—	—	(0.02)	—	—	(0.03)	—	—	(0.06)
Total	$(0.48)	$(0.48)	$(0.48)	$(0.35)	$(0.35)	$(0.35)	$(0.07)	$(0.07)	$(0.07)	$0.05	$0.04	$0.04

Weighted average number of shares:
Basic	9,832	9,832	9,832	9,832	9,832	9,832	9,835	9,835	9,835	10,095	10,095	10,095
Diluted	9,832	9,832	9,832	9,832	9,832	9,832	9,835	9,835	9,835	10,201	10,201	10,201

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004, 2003 and 2002

		Additions
	Balance at	charged to		Balance at
	beginning	costs and		end of
	of period	expenses	Deductions	Period
Year ended December 31, 2004
Allowance for doubtful accounts	$132,000	$32,000	$27,000	$137,000
Inventory reserve	$673,000	$1,280,000	$160,000	$1,793,000
Income tax valuation allowance, as restated	$0	$11,232,000	$0	$11,232,000
Workers’ compensation self-insurance reserve	$10,060,000	$2,893,000	$4,082,000	$8,871,000
Warranty reserve	$8,660,000	$12,899,000	$13,054,000	$8,505,000

Year ended December 31, 2003
Allowance for doubtful accounts, as restated	$127,000	$63,000	$58,000	$132,000
Inventory reserve	$0	$673,000	$0	$673,000
Workers’ compensation self-insurance reserve	$7,794,000	$5,892,000	$3,626,000	$10,060,000
Warranty reserve	$11,840,000	$10,053,000	$13,233,000	$8,660,000

Year ended December 31, 2002
Allowance for doubtful accounts, as restated	$224,000	$121,000	$218,000	$127,000
Workers’ compensation self-insurance reserve, as restated	$5,747,000	$4,870,000	$2,823,000	$7,794,000
Warranty reserve	$13,016,000	$14,485,000	$15,661,000	$11,840,000