Form 10-K
period 2005-12-31
NATIONAL RV HOLDINGS INC
filed 2006-03-30
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12085

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes  ☐     No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” or “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive Officers and Directors are “affiliates: of the Registrant) was approximately $78,138,237 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price upon the New York Stock Exchange reported for such date.

There were 10,339,484 shares of the registrant’s common stock issued and outstanding as of March 21, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2006 Annual Meeting of Stockholders (unless such information is included in an amendment to this Form 10-K).

TABLE OF CONTENTS

PART I

Item 1. Business
Item 1A: Risk Factors
Item 1B: Unresolved Staff Comments
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
Item 8. Consolidated Financial Statements and Supplementary Data
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
Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules
SIGNATURES
Reports of Independent Registered Public Accounting Firms
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future—including statements about the Company’s future expectations, performance, plans, and prospects, as well as assumptions about future events, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” and elsewhere in this report and those described from time to time in the Company’s future reports filed with the Securities and Exchange Commission.

PART I

Item 1. Business

General

National R.V. Holdings, Inc. (the “Company”) through its two wholly-owned subsidiaries, National RV, Inc. (“NRV”) and Country Coach, Inc. (“CCI”), is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes. The Company’s product line consists of 12 models of motorhomes with 69 floorplans across numerous price ranges. From its Perris, California facility, NRV designs, manufactures and markets Class A gas and diesel motorhomes under model names Dolphin, Islander, Sea Breeze, Surf Side, Tradewinds and Tropi-Cal. From its Junction City, Oregon facility, CCI designs, manufactures and markets high-end (Highline) Class A diesel motorhomes under the model names Affinity, Allure, Inspire, Intrigue, and Magna, and bus conversions under the Country Coach Prevost brand. NRV began manufacturing RVs in 1964 and CCI has been manufacturing RVs since 1973. Based upon retail registrations for the year ended December 31, 2005, the Company, through its subsidiaries, is the sixth largest domestic manufacturer of Class A motorhomes. The Company sells its motorhomes through a network of approximately 108 dealer locations in 33 states and 5 Canadian provinces.

The Company was incorporated in Delaware in 1988. As used herein, the term “Company” refers to National R.V. Holdings, Inc., NRV and CCI unless the context otherwise requires. The Company’s headquarters are located at 3411 N. Perris Blvd., Perris, California 92571, and its telephone number is (951) 943-6007.

Motorized Recreational Vehicle Industry Overview

Motorhomes

Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver’s area, kitchen, bathroom, dining and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into A, B and C classes based upon standards established by the Recreational Vehicle Industry Association (the “RVIA”). Class A motorhomes are constructed on a medium-duty to heavy-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes range from $58,000 to $1,630,000, with the majority in the $58,000 to $400,000 range. Highline motorhomes, which are a subset of Class A motorhomes, generally range in retail price from $250,000 to $1,630,000. Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes and generally range in retail price from $41,000 to $74,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive train components and a finished cab section, and generally range in retail price from $48,000 to $140,000.

Trends and Demographics

According to the RVIA’s wholesale statistics, total Class A motorhome industry unit sales in 2005 decreased 18.1% to 37,900 from 46,300 in 2004. The aggregate wholesale value of the Class A motorhome industry’s shipments for the year ended December 31, 2005 is not yet available from the RVIA. The aggregate wholesale value of the Class A motorhome industry’s shipments for the year ended December 31, 2004 was approximately $5.7 billion. The average wholesale price of Class A motorhomes increased 7.2% in 2004 to $123,406 from $115,067 in 2003. Statistical information regarding the aggregate wholesale value of Class A industry shipments and average wholesale price of Class A motorhomes were not available for the year ended December 31, 2005 as of the date of this report.

Between 1998 and 2005, the number of Class A motorhome manufacturers decreased from 27 to 23. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 92.5% to 95.4%.

RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a 2005 University of Michigan study, approximately 7.9 million households (or 8.0% of all vehicle owning households) in the United States owned RVs in 2005, up from 6.9 million in 2001, 6.4 million in 1997, 5.8 million in 1993 and 5.8 million in 1988. In addition, the study indicated that 64% of all current RV owners and 34% of all former RV owners plan to purchase another RV in the future. This study further indicated that 67% of all future RV purchases will be used RVs (RVIA and market share statistics reflect new product sales only) with 13% of these used RVs older than 11 years.

Based on the 2005 study done by the University of Michigan, ownership of RVs reaches its highest level among those Americans aged 55 to 64, with 10.0% of households in this category owning RVs. According to the study, the number of households in this group, which constitutes the Company’s primary target market, is projected to grow by 3.6 million households, or 20%, from 2005 to 2010. Baby Boomers are defined as those born between the years 1947 and 1967, and thus the leading edge of the Baby Boomer generation began turning 55 in 2002. This generation is expected to be more affluent and retire earlier than past generations. As Baby Boomers enter and travel through the important 55 to 64 age group for RV sales, the Company believes that they represent the potential for a secular uptrend in the RV industry. Additionally, the RVIA’s “Go RVing” campaign has been successful in bringing in new and younger buyers.

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

Recent Developments

During the past five years, the Company has experienced net losses. These losses, which are primarily the result of lower sales volumes related to recent market declines in the RV industry, have negatively impacted the Company’s liquidity. In response to these conditions, the Company has implemented initiatives to increase market share through new product and floorplan introductions and the addition of new dealers, to decrease overall sales incentives in the coming year by tailoring programs that provide the maximum value to the Company, to reduce material and related obsolescence costs in the coming year, improve manufacturing efficiencies in the coming year, further reduce manufacturing and other overhead costs, and improve quality in order to decrease the costs of warranty.

The Company has incurred net losses of $19.8 million, $9.5 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2003, the Company provided cash from operating activities of $1.4 million and $8.4 million, respectively, while it used cash in operating activities of $15.8 million for the year ended December 31, 2004. The Company’s 2004 results gave effect to the establishment of a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors, including the long carryforward periods, and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset increasing to $18.4 million through December 31, 2005.

Business Development and Strategy

The Company’s business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company’s position as one of the nation’s leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and promoting recognition of the Company’s brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers; (iii) utilizing vertically integrated manufacturing processes; and (iv) capitalizing on the Company’s reputation to expand its presence in the market.

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

Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers

The Company currently offers 12 distinct models of RVs with 69 floor plans, which are available in a variety of lengths, color schemes and interior designs and range in suggested retail price from $90,000 to $1,630,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most new motorhome purchasers have previously owned a recreational vehicle, and the Company’s models are positioned to address the demands of these repeat customers as well as first time buyers.

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

Capitalizing on the Company’s Reputation to Expand its Presence in the Market

The Company’s NRV product offerings compete in the most common and competitive price points in the RV industry. Through continued product development, a focus on quality, and strategic pricing, NRV has maintained demand for its products in 2005 and seeks to increase demand with the reintroduction of its Surf Side model, and to further increase demand in mid-to-late 2006 with the introduction of the Pacifica. In 2006, NRV will continue to target the expansion of its dealer body. The Company’s CCI product offerings focus exclusively on the Highline segment of the Class A motorhome market. According to the 2005 year-end Statistical Surveys, Inc., a provider of industry information concerning retail sales, the Company’s Highline market share increased to 11.7% in 2005 from 10.2% in 2004. The Highline market segment of the industry, which represents all motorhomes with a retail price starting at $250,000 or above, includes more models than in previous years. The Company believes that the re-design of the entire CCI product line during the past three years contributed to its increase in Highline market share. Going forward, CCI has set forth initiatives to enhance the ownership experience through the use of innovative technology, quality and customer service to further differentiate itself as the producer of the “the world’s finest motorcoaches.” The Company continues to seek to expand its share of this market by capitalizing on its established reputation, developing new products of superior quality while reducing its costs, expanding its dealer network and satisfying the desire of many current RV owners to purchase more upscale vehicles.

Company’s Products

The Company’s product strategy is to offer the highest value RVs across a wide range of retail prices in order to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. The Company’s motorhomes are designed to offer all the comforts of home within a 253 to 440 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The Company’s products are designed with six general areas, which are integrated to form comfortable and practical mobile accommodations. The six areas are the driver’s compartment, living room, kitchen, dining room, bathroom and bedroom. In many models, the Company offers up to four “slide-outs”, which are compartments that can be expanded to create additional living space when the motorhome is parked. For each model, the Company offers a variety of interior layouts and designs, as well as exterior graphic and paint schemes.

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

Among other items, the Company fabricates, molds and finishes fiberglass to produce its front and rear-end caps, manufactures its own walls and roofs, assembles sub-floors and molds plastic components. In addition to assembling its vehicles and installing various options and accessories, the Company manufactures the majority of its installed amenities such as cabinetry, draperies, showers and bathtubs. The Company fabricates furniture used in its motorhomes. The Company believes that by manufacturing these components on site, rather than purchasing them from third parties, it achieves cost savings, better quality control and timely supply of necessary components. Chassis for certain of the Company’s coaches, plumbing fixtures, floor coverings, hardware and appliances are purchased in finished form from various suppliers.

The Company purchases the principal raw materials and certain other components used in the production of its RVs from third parties. Other than the chassis, and some chassis components, some sidewall materials, and some fabrics, these components and raw materials typically have short delivery lead times. All materials are generally available from numerous sources, and the Company has not experienced any significant shortages of raw materials or components.

Country Coach Models:

Country Coach Prevost XLII Conversion

This completely customized bus is built on the 45’ LeMirage XLII Prevost chassis. Fully custom interiors on this coach are complemented by multi-color custom exterior graphics with clear coat. The coach offers custom modifications, state-of-the-art customized Crestron electronics, in-motion satellite dish, GPS navigation system, concealable color back-up monitor, computerized touch pad switching, computerized air leveling, and large, often concealable LCD high definition television monitors. Slide room floorplans expand the interior living space. Suggested retail prices for the Country Coach Prevost XLII Conversion double-slide start at $1,339,000. The Country Coach Prevost XLII Conversion was introduced in 1983.

Affinity

The Affinity is available in 40’, 42’ and 45’ lengths with four modular floorplans featuring up to four slide rooms. The Affinity is powered by the Caterpillar C-13 525 HP engine, or the optional 600 HP Cummins ISX diesel engine, both teamed with Allison’s 4000MH transmission. Sleek body styling, a one-piece windshield, 84-inch interior height and many state-of-the-art entertainment and convenience features characterize this product. The Affinity is built on the DynoMax chassis manufactured by CCI, and features independent front suspension, anti-lock braking system (ABS) brakes, front disc brakes, sway bar and liftable tag axle. The Affinity offers varying degrees of customization, including floorplan modification and custom interior/exterior schemes. Modular slide-out floorplan combinations with up to four slide rooms offer significant opportunities for personalization. Suggested retail prices for the Affinity start at $660,000. The Affinity was introduced in 1990.

Magna

The Magna is available in 40’, 42’ and 45’ lengths with four floorplans, each offering up to four slide rooms. The Magna is built on the DynoMax chassis and features independent front suspension and a Caterpillar C-13 525 HP, or the optional 600 HP Cummins ISX diesel engine, both teamed with Allison’s 4000MH transmission. Six designer coordinated interior packages or the optional custom interior package complement the fiberglass exterior with six exterior paint color packages in two different available styles. Suggested retail prices for the Magna start at $563,000. The Magna was introduced in 1991.

Intrigue

The Intrigue features a one-piece windshield, tall 82-inch interior height, and sleek Euro body styling. This coach is built on the DynoMax chassis and features independent front suspension, ABS brakes, and a sway bar. It is available in 40’, 42’ and 45’ lengths. This diesel pusher is powered by the 400 HP Cummins ISL diesel engine or the optional Caterpillar C–13 525 HP diesel engine. The fiberglass exterior features painted exterior graphics including full body paint with complete clear coat protection. Custom crafted cabinetry is standard in each of the floorplans, and up to four modular slide rooms are available with each floorplan. Suggested retail prices for the Intrigue start at $428,000. The Intrigue was introduced in 1994.

Allure

The Allure is available in 34’, 37’, 40’ and 42’ lengths, is built on the DynoMax chassis and is powered by a Caterpillar 400 HP C-9 diesel engine teamed with Allison’s 3000MH transmission. The fiberglass exterior, with its painted graphics, including full body paint, complete clear coat protection and bus-style aerodynamics, is complemented by four designer coordinated interior packages. Four slide-out arrangements are available on most floorplans. Suggested retail prices for the Allure start at $315,000. The Allure was introduced in 1995.

Inspire

The Inspire is available in 34’, 36’ and 40’ lengths with up to four slide rooms in certain configurations. The Inspire is built on the DynoMax chassis and is powered by the Caterpillar 400 HP C-9 diesel engine paired with an Allison 3000MH transmission. The Inspire offers an 85-inch interior height, and features high-end diesel coach elements like independent front suspension. Suggested retail prices for the Inspire start at $254,000. The Inspire was introduced in 2003.

National RV Models:

Islander

The 40’ Islander is a bus-style diesel pusher built on the Spartan Mountain Master GT chassis, offering considerable strength in addition to features like a 400 HP Cummins ISL diesel engine, independent front suspension, and an 85-inch ceiling. The Islander features large triple and quad slide models that add to the living space. This motorhome receives intricate full exterior paint designs, in addition to interior appointments like OptimaLeather™, upgraded electronics and several interior upgrades. Suggested retail prices for the Islander start at $274,000. The Islander debuted in 1999, but was not built for model-year 2005. It was reintroduced in 2005 for model-year 2006.

Tradewinds

The 40’ Tradewinds is a bus-style diesel pusher built on the Freightliner XC raised rail chassis, offering considerable strength in addition to features like a 400 HP Cummins ISL diesel engine, Allison MH3000 transmission, and an 85-inch ceiling. The Tradewinds features large three and four slide rooms that add to the already spacious living space. This motorhome receives intricate full exterior paint designs, in addition to interior appointments like OptimaLeather™, upgraded electronics and several interior upgrades. Suggested retail prices for the Tradewinds start at $247,000. The Tradewinds debuted in 1997, but was not built for model-year 2005. It was reintroduced in 2005 for model-year 2006.

Tropi-Cal

The Tropi-Cal is a competitively priced diesel pusher built on the Freightliner XC-Series Chassis. The 33’, 34’, 35’, 37’, and 39’ Tropi-Cal floorplans feature two, three, and four slide-outs and include expansive basement storage, excellent cargo carrying capacities and comfortable, convenient layouts. The Tropi-Cal offers a distinctive vinyl graphics package and a partial and full paint option. The Tropi-Cal seeks to capitalize on brand loyalty earned since the original nameplate introduction in the early 1990s. Suggested retail prices for the Tropi-Cal start at $161,000. The Tropi-Cal was originally introduced as a gasoline motorhome in 1994 and made its debut as a diesel pusher in 2002.

Dolphin

The Dolphin was re-designed from the ground up for 2006, incorporating several innovative industry trends such as the “big box” house and aggressive new front and rear caps. The Dolphin is available in four floorplans, and is built on either the Ford or Workhorse gas-powered chassis. These models are full-basement, bus-style motorhomes with up to three slides. The Dolphin LX is an upgraded Dolphin, offering certain distinct features, exterior styling and floorplans often reserved for higher-priced diesel motorhomes. Many optional Dolphin features become standard on the Dolphin LX, and the LX features many items not available on the standard Dolphin. The Dolphin products are produced in 32’ to 38’ lengths. Suggested retail prices for the Dolphin start at $125,000. The Class A Dolphin motorhome was first introduced in 1985. However, the Dolphin brand dates back to 1963.

Sea Breeze

The Sea Breeze is a moderately priced, bus-style motorhome, offered on a Ford gas-powered chassis. A full-height motorhome, the Sea Breeze offers considerable basement storage. The Sea Breeze features Corian® countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze offers floorplans ranging from 30’ to 35’ in length. Also offered under the Sea Breeze name is the Sea Breeze LX built on either the Ford or Workhorse W-22 chassis. The Sea Breeze LX offers many upgrades not available in the standard Sea Breeze. The Sea Breeze LX models are produced in 31’ to 35’ lengths. Suggested retail prices for the Sea Breeze start at $102,000. The Class A Sea Breeze product was introduced in 1992.

Surf Side

The Surf Side was originally offered from 1999 through the 2001 model year and has returned for the 2006 model year as an entry-level priced coach. The Surf Side is offered on a Ford gas-powered chassis and offers floorplans produced in 29’ to 34’ lengths. Each Surf Side offers competitive styling, full-basement pass-through storage, insulated and heated water and waste holding tanks and lightweight aluminum basement compartment doors. Suggested retail prices for the Surf Side start at $90,000.

The Company, on September 24, 2004, sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business.

Arrangements with Chassis Suppliers

One of the principal components used in the manufacture of motorhomes is the chassis, which includes the engine, drive train and other operating components. Although CCI manufactures its own chassis, the DynoMax, used in its motorhomes (but not its bus conversions), the Company obtains the required chassis for its NRV Class A motorhomes from a limited number of manufacturers. As is standard in the industry, arrangements with such suppliers permit them to terminate their relationship with the Company at any time. Lead times for the delivery of chassis frequently exceed two months and the RV industry as a whole has from time to time experienced temporary shortages of chassis. The Company’s outside chassis suppliers accounted for approximately 44% of the total chassis purchased or manufactured during 2005. If any of the Company’s suppliers were to discontinue the manufacture of chassis utilized by the Company in the manufacture of its Class A motorhomes, materially reduce their availability to the RV industry in general or limit or terminate their availability to the Company in particular, the business and financial condition of the Company could be materially and adversely affected.

Product Warranty

The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company’s warranties are chassis manufactured by third parties and other components, typically those that are warranted by the Company’s suppliers of these items. Service covered by warranty must be performed at either the Company’s in-house service facilities or any of its dealers or other authorized service centers. The basic warranty terms are as follows:

• CCI motorhomes – One year basic, five years structural

• NRV motorhomes – One year basic, five years structural

• DynoMax chassis – Two years basic, five years structural

Trademarks and Patents

The Company has registered NRV’s Dolphin, DuraFrame, Islander, Marlin, National RV Palisades, Sea Breeze, Sea View National R.V. (Logo), Sea View, Surf Side, Tradewinds, Tropi-Cal and Your Own Private Island trademarks, and CCI’s Affinity, Allure, Country Coach, Country Coach Destinations, DynoMax, Inspire, Intrigue and Magna trademarks and believes they are material to the Company’s business. The Company has additional trademarks filed and pending registration. In addition, the Company has four patents covering RV sub-floors, exterior doors, and stow-away beds.

Product Development

The Company utilizes research and development staff that concentrates on product development and enhancements. New ideas are presented to the staff from a variety of sources, including management, wholesale and retail sales representatives, dealers, suppliers, trade shows, and consumers. The staff utilizes computer-aided design equipment to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps, storage doors, and dashes are produced and tested. New product prototypes are produced both off-line as well as directly on the production line. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Total research, development and engineering expenses were $9.5 million, $7.8 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which research and development expenses alone were $1.6 million, $1.5 million and $2.1 million, respectively.

Planned Product Introductions

The Company is in the process of developing three new models, set to debut in the summer of 2006, as model-year 2007 coaches. The first new product introduction, to be called the Pacifica, is in the upper mid-range diesel pusher market and is targeted in a segment between the Company’s existing product lines. The Company also plans to debut a new introductory Highline model called the Tribute and a fully customized motorcoach called the Rhapsody. These new product offerings are intended to expand the number of price points at which the Company competes in the market place.

During 2006, the Company plans to introduce new floorplans in its existing products to target certain market niches not previously represented. Throughout much of the Company’s product offerings, model change will herald new and updated interior and exterior color schemes, and new floorplans will be debuted throughout the calendar year.

Distribution and Marketing

The Company markets NRV products through a network of approximately 83 Class A dealer locations in 31 states and 5 Canadian provinces. These dealers generally carry all or a portion of NRV’s product lines along with competitors’ products. The Company markets CCI products through 31 dealer locations in 20 states. Overall, the Company markets its NRV and CCI products through a network of approximately 108 dealer locations in 33 states and 5 Canadian provinces. CCI utilizes a limited dealer network for its Highline motorhomes due to the high level of knowledge needed by the dealer sales people and the tendency of Highline customers to make destination-type purchases at shows and rallies. The Company believes that each of the CCI dealers has significant experience with top-of-the-line products and has outstanding facilities and service programs.

The Company generally promotes its products through product support at dealer locations, product brochures, live plant tours, product walk-throughs on DVD, attendance at trade and consumer shows, direct mail promotions, company web sites, corporate newsletters, press releases, promotional appearances, trade and consumer magazine advertising, RV owner rallies that include limited free service and its in-house magazine publications. From time to time, the Company also offers dealer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors NRV and CCI clubs for owners of the Company’s products. The clubs publish newsletters on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company’s sales representatives, and, in response, the Company implements changes in the design, decor and features of its products. The Company’s website also offers an extensive listing of the Company’s models, floor plans and features, including “virtual tours” of some models.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $174 million at December 31, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest, currently apply to motorhomes used as qualifying residences.

Cyclicality, Seasonality and Economic Conditions

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Declines in consumer confidence driven by concerns about the availability and price of gasoline, inflation, increases in interest rates, reductions in available financing, and political uncertainty has had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company’s products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

Competition

The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., a provider of industry information concerning retail sales, the three leading manufacturers accounted for approximately 54.8%, 55.8% and 55.7% of total retail units sold in the Class A motorhome market during the years ended December 31, 2005, 2004 and 2003, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company’s products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company’s Class A retail market share of new product unit sales was 7.0%, 6.6% and 6.1% for the years ended December 31, 2005, 2004 and 2003, respectively.

Dependence on Certain Dealers and Concentration of Dealers in Certain Regions

For the year ended December 31, 2005, three dealers accounted for 13%, 13% and 12% respectively, of the Company’s annual net sales. Also, the Company’s top ten dealers accounted for approximately 66%, 72% and 66% of the Company’s annual net sales during the years ended December 31, 2005, 2004 and 2003, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company’s financial condition and results of operations. In addition, a significant portion of the Company’s sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in the western region could materially adversely affect the Company’s sales.

Government Regulation

The Company is subject to federal, state and local regulations governing the manufacture and sale of their products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the “Motor Vehicle Act”), the Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD” Act) and the Federal Motor Vehicle Safety Standards (“FMVSS”). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, the Company has, from time to time, instituted voluntary recalls of certain motorhome units. On January 21, 2005, NHTSA notified us that it opened a recall query to investigate allegations of front tire failures as a result of overloading in certain CCI motorhomes. On August 2, 2005, NHTSA further notified us that the investigation was upgraded to an engineering analysis. We are fully cooperating with NHTSA and have complied with all requests for information. Future recalls of the Company’s products, if any, could have a material adverse effect on the Company and harm the Company’s reputation. The Company is also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws.”

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

The Company’s manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated there under will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, civil and criminal liability, suspension of operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

Employees

As of December 31, 2005, the Company employed a total of 2,744 people (including temporary employees), of which 2,148 were involved in manufacturing, 190 in service, 156 in administration, 173 in research, development and engineering, and 77 in sales and marketing. None of the Company’s personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Available Information

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

Item 1A. Risk Factors

(References to “we”, “us” or “our” in the following discussion refer to the Company.)

In addition to the other information set forth in this report, you should carefully consider the following factors that could materially affect our business, financial condition or future results. The risks described below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to Our Operating Performance and Our Industry

We have incurred significant losses in recent years, and if our losses continue, and we are unable to achieve and maintain profitability, our stock price will likely suffer.

We have had net losses totaling $19.8 million, $9.5 million and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. Continued losses could reduce our liquidity and cause us to reduce our expenditures on capital improvements, machinery and equipment, and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality, and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on sales and earnings. If we continue to suffer losses, then we could be unable to implement our business and financial strategies or meet our obligations when due. Our failure to achieve and sustain our profitability will negatively impact the market price of our common stock.

Our operating results will potentially fluctuate.

Our net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on our products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by our competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies, and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, our overall gross margin will be affected by shifts in the type of models sold. Due to the relatively high selling prices of many of our motorhome models (in particular, our Highline Class A motor coaches), a relatively small variation in the number of motorhomes sold in any quarter can have a significant effect on sales and operating results for that quarter.

The RV industry has been characteristically cyclical and seasonal, which can have a negative effect on our operating results and our stock price.

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Declines in consumer confidence driven by concerns about the availability and price of gasoline, inflation, increases in interest rates, reductions in available financing, and political uncertainty have had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which we have no control, also have an effect on the demand for our products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months. We cannot assure that the factors currently adversely affecting our business will not continue, or have an adverse effect beyond their present scope.

We depend on certain dealers and concentration of dealers in certain regions.

For the year ended December 31, 2005, three dealers accounted for 13%, 13% and 12%, respectively, of the annual net sales. Also, our top ten dealers accounted for approximately 66%, 72% and 66% of our annual net sales during the years ended December 31, 2005, 2004 and 2003, respectively. The loss of one or more of these dealers could have a material adverse effect on our financial condition and results of operations. In addition, a significant portion of our sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in the western region could materially adversely affect our sales.

Reduced availability of financing for our dealers or retail customers could adversely affect revenues and margins.

Our RV dealers, as well as retail buyers of RV products, generally secure financing from third party lenders. Any reduction in the availability of such financing or significant increase in the cost of such financing resulting from higher interest rates may have an adverse effect on our business. Availability of financing is dependent on the lending practices of financial institutions, financial markets, governmental policies and economic conditions, all of which are largely beyond our control. For example, in the recent past, floorplan lenders have tightened credit availability, which has negatively affected the timing and accomplishment of our sales to our RV dealers, resulting in higher levels of finished goods inventory and associated financing costs. In response to lower demand, we offered retail-financing incentives to consumers resulting in a reduction in net sales, which negatively affected profitability.

High inventories of recreational vehicles among dealers could continue to negatively affect our sales volume and profit margins.

The level of recreational vehicle inventories among dealers can have a significant impact on manufacturing, shipments, inventory levels and operating results. As wholesale shipments of recreational vehicles within the industry exceed retail sales of vehicles, inventories at the dealer level expand to a point where dealers significantly cut orders from manufacturers. As manufacturers respond to reduced demand, many offer wholesale and retail discounts and incentives in an effort to maintain production volumes. As a result, dealer inventories may expand further resulting in an increasing need for discounts and incentives, or in the alternative, a need for dramatic reduction in overall production levels by manufacturers. Increased discounts and incentives, and reduced production levels, negatively affect our revenues and profitability.

For some of our components, we depend on a small group of suppliers, and the loss or business interruption of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.
Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Our NRV subsidiary purchases gasoline-powered chassis from Ford Motor Company and Workhorse Custom Chassis and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation and Spartan Motor Corporation. Our CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Country Coach Prevost bus conversions, which utilize a Prevost bus shell. We generally maintain a one to two month production supply of a chassis in inventory. Historically, in the event of an industry-wide restriction of supply, chassis manufacturers have allocated chassis among our competitors and us based on the volume of chassis previously purchased. If Ford Motor Company, Workhorse Custom Chassis, Freightliner Custom Chassis Corporation or Spartan Motor Corporation were to discontinue the manufacturing of motor home chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely effected. Similarly, shortages, production delays or work stoppages by the employees of these chassis manufacturers or other chassis suppliers could have a material adverse effect on us. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either the chassis supplier or us. If we cannot obtain an adequate chassis supply, this could result in a material adverse affect on our financial condition and results of operations.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales of recreational vehicles.

The recreational vehicles produced by us require gasoline or diesel fuel for their operation. Gasoline and diesel fuel have, at various times in the past, been difficult to obtain, and there can be no assurance that the supply of gasoline and diesel fuel will continue uninterrupted, that rationing will not be imposed or that the price of, or tax on, fuel will not significantly increase in the future. Shortages of gasoline and diesel fuel and rapid significant increases in fuel prices have had a significant adverse effect on the demand for recreational vehicles in the past and could have a material adverse effect on demand in the future. Such a reduction in overall demand for recreational vehicles could have a materially adverse impact on our revenues and profitability.

The consolidation of distribution channels within the RV industry could have a material negative effect on revenues and profitability.

Over the last several years, several large-scale recreational vehicle dealers have grown to represent a significant presence in the industry. The expansion of large-scale dealers and the continued consolidation of dealerships among large players may result in increased pricing pressures in the industry in general. Such pressure exerted by the distribution channel may have a material adverse effect on our revenues and profitability.

A rise in the frequency or size of workers’ compensation, and other claims against us, may result in a material adverse effect on our business, operating results and financial condition.

We are subject, in the ordinary course of business, to litigation related to workers’ compensation and other employee related claims. We substantially self-insure these claims with a self-insurance retention level for claims above specified limits. An increase in frequency in claims below the self-insurance retention level may adversely affect our financial results. In addition, insurance is not available for some kinds of claims; an insurance carrier may deny coverage resulting in potential litigation expenses and additional exposure to losses. Workers’ compensation insurance costs are directly attributable to experience in the workplace. Any increase in the frequency and size of such claims, as compared to our experience in prior years, may cause the premiums required for insurance to rise significantly. Further, sizable claims may damage our reputation that may adversely affect our future operating and financial results.

A rise in the frequency or size of warranty claims against us may result in a material adverse effect on our business, operating results and financial condition.

We provide customers of our products with a warranty covering defects in material or workmanship for periods generally ranging from one to two years in length, and up to five years on certain structural components.  Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations, financial condition, and cash flows. Further, some jurisdictions have laws providing for a multiple recovery on warranty claims in some circumstances. The possibility for class actions also exists. In addition to the warranty expenses incurred by us, sizable product warranty claims may damage our reputation among dealers, builders and consumers that may adversely affect our future operating and financial results.

Repurchase agreements with floorplan lenders could result in increased costs.

Most of our motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays us directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, we have entered into repurchase agreements with these lenders. In general, the repurchase agreements require us to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require us to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. Increase in the significance or number of future losses under such agreements could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

A rise in the frequency or size of “lemon law” and product liability claims against us may result in a material adverse effect on our business, operating results and financial condition.

We are involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreation vehicle industry. With respect to product liability claims, our insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to our motorhomes). We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance. These factors may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against our competitors, our reputation and business will be harmed.

Changes in labor practices could adversely affect our labor costs and profitability.

Currently, none of our employees are members of any union or covered under any collective bargaining agreement. We provide competitive wages and a variety of benefits to our employees, including group life, dental, vision services, hospitalization, major medical plans, and a 401(k) plan. Although we consider our relations with employees to be good, any material changes in labor costs or practices, including those resulting from union activity may have a negative impact on our profitability.

Increased costs, including costs of component parts and labor may adversely affect our profitability if such costs cannot be offset because of market forces.

Our financial results may be significantly adversely affected by the availability and pricing of manufacturing components (particularly those with substantial steel, copper, plastic or lumber content) and labor. We attempt to mitigate the effect of any cost inflation in raw materials, components and labor by negotiating with current or new suppliers, contract price escalators, increasing labor productivity or increasing the sales prices of our products. However, we cannot assure that such actions will not have an adverse impact on the competitiveness of our products and result in declining revenues. If we are unable to successfully offset increases in manufacturing costs, this could have a material adverse impact on margins, operating income and cash flows. If we increase prices to offset higher manufacturing costs, the benefit of such increases may lag behind the rise in manufacturing costs.

The RV industry is highly competitive and some of our competitors have significantly greater resources than we have.

The market for motorized products is highly concentrated. This concentration is due in part to the higher barriers to entry within the motorized market, including the significant capital required for fixed asset investment, higher level of government regulation and dependence on a limited number of chassis suppliers. Consolidation within the industry may also increase overall competitive pressure. A number of our competitors have made acquisitions over the last five years that have increased their market share. Existing or new competitors could adversely affect our revenues and profit margins. For example, these competitors could develop products superior to our recreational vehicle offerings or that could achieve better consumer acceptance than our products.

According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 54.8% of total retail units sold in the Class A motorhome market during the year ended December 31, 2005. These companies and certain other competitors have substantially greater financial and other resources than we have. Sales of used motorhomes also compete with our products. We compete on the basis of value, quality, price and design. According to Statistical Surveys, Inc., our Class A retail market share of new product unit sales was 7.0% for the year ended December 31, 2005.

Sustained increases in these competitive pressures could have a material adverse effect on our results of operations. There can be no assurance that existing or new competitors will not develop products that are superior to our recreational vehicles or that achieve better consumer acceptance, thereby adversely affecting our market share, sales volume and profit margins.

Changes in consumer preferences, and our ability to effectively adapt to those preferences, may adversely affect revenues and profitability.

Consumer preferences for our recreational vehicles are likely to change over time, and as a result, we continually introduce new features, designs and models to meet changing consumer demand. Delays in the introduction of new models or product features, or a lack of market acceptance of new features, designs or models, could have a material adverse effect on our business and operating results. As a result, we may incur significant additional costs in designing or redesigning models that are not accepted in the marketplace. We may also experience production difficulties, such as inefficiencies in purchasing and increased labor costs, as new models are introduced. In addition, new product introductions may reduce revenues from existing models and adversely affect operating results. There can be no assurance that any new models or products will be introduced to the market on time or that they will be successful when introduced.

New product introductions may result in unanticipated expenses resulting in reduced earnings.

The introduction of new products is critical to our success. We incur additional costs when new products are introduced, such as research and development costs, engineering costs, and initial labor or purchasing inefficiencies. Additionally, we may incur unexpected expenses, including those associated with unexpected engineering or design flaws that could force a recall of a new product. We may be prompted to offer additional incentives to stimulate the sales of products, not adequately accepted by the market, or to stimulate sales of older or obsolete products. These types of costs could be substantial and could have a significant adverse effect on our financial results.

Changes in favorable tax laws could adversely affect our results of operations.

Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that additional amendments and additional regulations affecting our products, or us, may be enacted in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on our results of operations.

Risks Related to Regulation and Compliance

Changes to, or increases in, the regulations governing our businesses could have a material impact on operating and financial results.

We are subject to federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the “Motor Vehicle Act”), the Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD” Act) and the Federal Motor Vehicle Safety Standards (“FMVSS”). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, we have, from time to time, instituted voluntary recalls of certain motorhome units. On January 21, 2005, NHTSA notified us that it opened a recall query to investigate allegations of front tire failures as a result of overloading in certain CCI motorhomes. On August 2, 2005, NHTSA further notified us that the investigation was upgraded to an engineering analysis. We are fully cooperating with NHTSA and have complied with all requests for information. Future recalls of our products, if any, could have a material adverse effect on us and harm our reputation. We are also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws.”

Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways. As a result of these restrictions, certain models of motorhomes manufactured by our CCI subsidiary may not be legally operated in certain jurisdictions or on certain roadways.

Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our business, results of operations and financial condition. Our failure to comply with these present or future laws or regulations could result in fines imposed, civil and criminal liability, or suspension of operations, any of which could have a material adverse financial effect on us.

We did not maintain effective internal controls over financial reporting.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. As reported in this Form 10-K, we have identified, and may in the future identify, areas of our internal control over financial reporting that need improvement. Because of the material weakness in our internal control over financial reporting as of December 31, 2005, we and our independent registered public accountants have concluded that we did not have effective internal controls over financial reporting at December 31, 2005. We expect to devote significant resources to remediate and improve our internal control over financial reporting. We cannot be certain that these measures will ensure that we implement and maintain adequate internal control over financial reporting in the future. In addition to the material weakness identified as of December 31, 2005, significant deficiencies in our internal control over financial reporting were also identified and those significant deficiencies, if not corrected, could become material weaknesses in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to maintain an effective system of internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We were notified by the NYSE that we did not meet its continued listing requirements and we potentially face delisting if we do not comply with NYSE standards.

On November 2, 2005,we received notification from the New York Stock Exchange (“NYSE”) that we were not in compliance with the NYSE’s continued listing standards. We were considered “below criteria” by the NYSE because our total market capitalization was less than $75 million over a consecutive 30 trading-day period and our stockholders’ equity was less than $75 million as of June 30, 2005. While we were in compliance with previous continued listing standards set forth by the NYSE, the NYSE adopted new continued listing standards, effective June 2005, which increased the former standards significantly. Beginning on or about November 9, 2005, the NYSE made available on its consolidated tape, a “.BC” indicator transmitted with our listing symbol to identify that we are below the NYSE’s quantitative continued listing standards. The required plan, which lays out in detail our financial projections for the next 18 months, was submitted and the NYSE notified us of its approval and acceptance. As a result, our common stock will continue to be listed on the NYSE pending quarterly reviews by the Exchange’s listing and compliance committee to ensure progress relative to the plan.

If we are unable to achieve compliance with the NYSE’s continued listing criteria through our implementation of the plan, we will be subject to NYSE trading suspension and delisting, at which time we would intend to apply to have our shares listed on another stock exchange or quotation system. The suspension or delisting of our stock on the NYSE could affect the ability of current stockholders to trade our stock on the open market. Imposing a restriction on the trading of our stock would possibly have a negative impact on the price of our stock. Further, if the NYSE were to delist us, there is no guarantee that we would qualify for listing on another exchange.

We may be unable to comply in the future with financial covenants in our credit facility, which could restrict our ability to operate.

At December 31, 2005, we had a $30 million asset-based revolving credit facility with UPSC and Wells Fargo Bank, with the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. The revolving credit facility expires in August 2008. Borrowing availability is based on eligible accounts receivable and inventory. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and a fixed charge coverage ratio. If these financial covenants are not met, our availability under the credit facility will be reduced. We did not meet these financial covenants as of year-end and currently we do not expect to meet them until the fourth quarter of 2006. Until these covenants are met, our average monthly borrowing availability under our $40 million facility will be limited to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable. While we do not anticipate any events of default, in such an event, the lender could restrict our borrowings under the line of credit which could restrict or limit our ability to react to changes in market conditions and acquire properties or businesses and if we were unable to obtain a waiver on the line of credit from UPSC and Wells Fargo Bank, the underlying assets could be called by UPSC and Wells Fargo Bank. If our debt were to be accelerated, we cannot assure you that we would be able to repay it. There are no guarantees that we could obtain sufficient financing resources as an alternative to the line of credit, which could have a material negative impact on our financial position, results of operations and cash flows.

Failure to comply with environmental regulations could result in significantly increased costs and capital expenditures.

Our manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions, and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated there under will be applicable to us, our manufacturing operations and our products in the future. Our failure to comply with present or future regulations could result in fines being imposed on us, civil and criminal liability, suspension of operations, alterations to the manufacturing process, costly cleanup or significant capital expenditures.

Other Risks

Provisions in our charter documents, and of Delaware law, may make it difficult for a third party to acquire our company and could depress the price of our common stock.

Certain provisions of our Certificate of Incorporation, as well as Delaware corporate law and the Stockholder Rights Plan (the “Rights Plan”), may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Such provisions also may adversely affect prevailing market prices for the Common Stock. Certain of such provisions allow the Company’s Board of Directors to issue, without additional stockholder approval, preferred stock having rights senior to those of the Common Stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. In August 1996, we adopted the Rights Plan, pursuant to which holders of the Common Stock received a distribution of rights to purchase additional shares of Common Stock, which rights become exercisable upon the occurrence of certain events.

Item 1B. Unresolved Staff Comments

There are no material unresolved Securities and Exchange Commission (SEC) staff comments as of the date of this report.

Item 2. Properties

The Company owns and operates manufacturing facilities in Perris, California and Junction City, Oregon. NRV products are designed and manufactured in facilities encompassing 607,000 square feet located on approximately 49 acres in Perris. CCI products are designed and manufactured in facilities encompassing 436,000 square feet located on approximately 71 acres in Junction City. A portion of CCI’s facilities representing 325,000 square feet is being leased under an agreement expiring in October 2010. In addition, the building where CCI’s bus conversions are manufactured representing 27,000 square feet is being leased under a one-year agreement expiring in November 2006. The Company has the option to renew the lease at the end of each lease year. In September 2005, CCI leased approximately 50,000 square feet of additional warehouse space in Junction City, Oregon for research and development and material distribution. This lease is set to expire in November 2010. In March 2004, the Company sold a 10-bay service and parts distribution center in Lakeland, Florida and subsequently moved this service and parts center to a new facility in the same general area to minimize its invested capital.

The Company believes that present facilities are well maintained and in good condition. While the Perris, California facilities are sufficient to meet the NRV production needs, management is currently evaluating the need to expand its CCI capacity. As a result, in September 2005, the Company leased approximately 50,000 square feet of warehouse space and in August 2004, the Company entered into an agreement to acquire for $3.0 million approximately 73 acres of land adjacent to the CCI facility. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006.

Item 3. Legal Proceedings

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law,” product liability (all of which are typical in the recreation vehicle industry) and employment claims. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that the final resolution of any such litigation could have a material adverse effect on the Company’s financial position, results of operations or liquidity in a reporting period, and management has provided an estimated reserve for such contingencies in the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

On December 9, 2005, National R.V. Holdings, Inc. held its 2005 Annual Meeting of Stockholders (the “Annual Meeting”). The matters voted upon at the Annual Meeting, and the final votes cast for such matters, were as follows:

1.               The Company’s stockholders elected Bradley C. Albrechtsen as a Class I Director. Voting for the nominee was as follows: 8,935,127 shares FOR and 1,298,934 shares WITHHELD.

2.               The Company’s stockholders approved the appointment of Swenson Advisors, LLP as the Company’s auditor for the fiscal year ending December 31, 2005. For the appointment of Swenson Advisors, LLP as the Company’s auditor the vote was 9,020,695 shares FOR; 930,366 shares AGAINST and 283,000 shares ABSTAINING.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, par value $0.01 per share (the “Common Stock”), has been trading on the New York Stock Exchange under the symbol NVH since December 14, 1998.

2005	High	Low
First Quarter	$12.05	$9.70
Second Quarter	$10.17	$7.80
Third Quarter	$8.35	$5.06
Fourth Quarter	$6.89	$4.00

2004	High	Low
First Quarter	$15.80	$9.40
Second Quarter	$18.50	$11.63
Third Quarter	$16.25	$11.98
Fourth Quarter	$12.99	$8.64

On March 21, 2006, the last reported sales price for the Common Stock quoted on the New York Stock Exchange was $6.01 per share. At March 21, 2006, there were approximately 59 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

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

Issuer Purchases of Equity Securities

There were no purchases by the Company of its Common Stock during the quarter ended December 31, 2005 nor does the Company have outstanding any publicly announced repurchase program.

Unregistered Sales of Equity Securities

During the fiscal year ended December 31, 2005, the Company sold no equity securities of the Company, which were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share and unit amounts)

	Years Ended December 31,
Consolidated Statements of Operations Data:	2005	2004	2003	2002	2001
Net sales	$463,610	$436,813	$312,548	$267,920	$249,250
Cost of goods sold	451,622	405,858	306,333	269,827	247,200
Gross profit (loss)	11,988	30,955	6,215	(1,907)	2,050
Selling expenses	15,301	11,616	9,500	10,925	10,366
General and administrative expenses	14,801	13,626	7,466	7,430	8,106
Other expense	—	632	—	—	—
Amortization of intangibles	—	—	—	—	413
Impairment of goodwill (1)	—	—	—	6,126	—
Operating income (loss)	(18,114)	5,081	(10,751)	(26,388)	(16,835)
Interest expense	1,492	327	399	357	107
Other income	(78)	(90)	(6)	(117)	(527)
Loss (gain) on disposal of land and equipment	59	—	(1)	(355)	(71)
Income (loss) from continuing operations before income taxes	(19,587)	4,844	(11,143)	(26,273)	(16,344)
Provision for (benefit from) income taxes	181	13,161	(4,116)	(7,716)	(6,168)
Loss from continuing operations	(19,768)	(8,317)	(7,027)	(18,557)	(10,176)
Loss from discontinued operations	—	2,155	2,301	2,212	3,712
Gain from sale of discontinued operations	—	(281)	—	—	—
Benefit from income taxes	—	(737)	(853)	(847)	(1,400)
Loss from discontinued operations, net of taxes		(1,137)	(1,448)	(1,365)	(2,312)
Net loss	$(19,768)	$(9,454)	$(8,475)	$(19,922)	$(12,488)
Basic loss per common share:
Continuing operations	$(1.91)	$(0.81)	$(0.71)	$(1.90)	$(1.05)
Discontinued operations	—	(0.12)	(0.15)	(0.14)	(0.24)
Net loss	$(1.91)	$(0.93)	$(0.86)	$(2.04)	$(1.29)
Diluted loss per common share:
Continuing operations	$(1.91)	$(0.81)	$(0.71)	$(1.90)	$(1.05)
Discontinued operations	—	(0.12)	(0.15)	(0.14)	(0.24)
Net loss	$(1.91)	$(0.93)	$(0.86)	$(2.04)	$(1.29)
Weighted average number of common shares outstanding:
Basic	10,338	10,217	9,900	9,788	9,683
Diluted	10,338	10,217	9,900	9,788	9,683
Other Data:
Class A units sold	2,792	2,968	2,417	1,919	1,957

	December 31,
Consolidated Balance Sheet Data:	2005	2004	2003	2002	2001
Total assets	$127,390	$140,233	$130,242	$142,067	$170,529
Working capital	26,136	49,094	49,669	55,941	64,098
Long-term debt (including capital leases)	169	185	—	19	43
Stockholders’ equity	59,662	79,290	87,783	94,093	112,840

(1) The impairment of goodwill was attributable to the adoption of Statement of Financial Accounting Standards No. 142, effective January 1, 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

During the past five years, the Company has experienced net losses. These losses, which are partially the result of lower sales volumes related to market declines in the RV industry have negatively impacted the Company’s liquidity. In response to these conditions, the Company has implemented initiatives to increase sales volumes through new product and floorplan introductions and the addition of new dealers, to re-balance head counts to current retail sales-supported production levels, to improve manufacturing efficiencies, and to further reduce manufacturing and other overhead costs.

For the year ended December 31, 2005 the Company had a net loss of $19.8 million or $1.91 per share, compared to its net loss of $9.5 million or $0.93 per share for the year ended December 31, 2004. At December 31, 2004, the Company established a full valuation allowance of $11.2 million against its deferred tax asset and recorded the corresponding non-cash charge in its December 31, 2004 financial results. The Company’s full valuation allowance increased by $7.2 million, to $18. 4 million, during the year ended December 31, 2005. As a result of the full tax valuation allowance established for the years ended December 31, 2005 and 2004, the financial results do not include an income tax benefit. In response to the weakness in the Class A market and an industry-wide build-up in inventory levels, the Company changed its overall strategy to a retail pull strategy and set its production rates at or below retail demand. This allowed the Company to reduce excess work-in-process and finished goods inventory to acceptable levels by the end of the year. However, this effort was costly as the gross margin percentage declined by 4.5%, to 2.6%, for the year ended December 31, 2005 from 7.1% for the year ended December 31, 2004. The lower gross margins for the year ended December 31, 2005 were caused by higher sales incentives resulting from the weakening Class A market, increased spending on engineering and product development, higher material handling costs, higher mid-year manufacturing costs as the Company’s work-in-process inventories increased, multiple weeks of shutdowns, and finally, higher warranty costs driven by higher rates and costs of settlement of claims on older highline coaches.

The Company finished the year with a 6% increase in market share, the fourth largest annual market share percent increase of the top ten Class A manufacturers as reported by Statistical Surveys, Inc. The Company’s Class A motorhome shipments were down 6% in 2005 compared to 2004, while average selling price increased 13%, leading to a 6% increase in net sales for the year. Industry wide, shipments of Class A motorhomes were down 18% in 2005 compared to 2004. Key to the Company’s net sales improvement in 2005 were new and enhanced product offerings, the quality and service provided its customers and the addition of new dealers.

During the third quarter of 2004, the Company sold its Travel Trailer business, which it recorded as a discontinued operation. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. For the years ended December 31, 2004 and 2003, the Company recorded losses from discontinued operations of $1.1 million and $1.4 million, respectively. The loss on discontinued operations for the year ended December 31, 2004 included a pre-tax gain on the sale of the Travel Trailer business of $0.3 million.

Product Development

The Company has continuously re-designed and introduced new product offerings. At NRV, the Tradewinds and the Islander, which started in production in early 2005, are diesel products efficiently built on the same production line as the gas products. Additionally, in October 2005 NRV introduced the Surf Side, an entry-level gas product that is a key sales volume price point. CCI has completely revitalized its Highline products. Going forward, CCI has set forth initiatives to enhance the ownership experience through the use of innovative technology, quality and customer service to further differentiate itself as the producer of the “the world’s finest motorcoaches.”

The Company has continuously re-designed and introduced new product offerings. At NRV, the Tradewinds and the Islander, which started in production in early 2005, are diesel products efficiently built on the same production line as the gas products. Additionally, in October 2005 NRV introduced the Surf Side, an entry-level gas product that is a key sales volume price point. CCI has completely revitalized its Highline products. These efforts have resulted in an increase in its market share.

New model introductions and new floorplans, together with interior and exterior product enhancements, have proven very successful in the marketplace. As the Company has introduced new and revitalized products, it has seen a rise in wholesale deliveries and an improvement in Class A retail market share, to 7.0% in 2005 from 6.6% in 2004. Management believes that focusing on the customer and providing great products that support the customer’s lifestyle will drive future growth for the Company.

Operating Performance

During 2005, the RV industry experienced an 18% decline in wholesale shipments while the Company experienced a decline of only 6%. Despite the improved shipments compared to the RV industry as a whole, the results of the Company were significantly impacted by the industry-wide slump in demand for Class A motorhomes. A build-up in finished goods inventory at the Company, and within the industry, led to significant discounting to reduce the excess inventories. Additionally, the Company experienced production inefficiencies at its California operations driven by challenges with new model introductions, commodity flow difficulties, the work down of excess work-in-process inventory, and with lower production rates leading to lower fixed-cost absorption. Other factors leading to the decline in operating performance include higher warranty costs related to large warranty claim settlements on older units at the Company’s highline division, significant investments in product development and the high cost of ongoing compliance with the Sarbanes/Oxley Act.

Looking Ahead

Many of the same objectives the Company addressed last year remain in place for the current year, including aggressive product development, cost containment, and increased customer satisfaction. In addition, the Company will continue to focus on increasing its dealer body in open markets during 2006.

The Company’s continuous re-design and introduction of new product offerings at its NRV and CCI divisions has resulted in a continued annual increase in its market share during 2005. The introduction of additional new products are planned at both divisions in 2006.

Cost containment remains a high priority, specifically in the manufacturing cost areas, warranty, and workers’ compensation. The Company continues to focus on improving the quality of its motorhomes. Also, the Company has instituted a number of safety programs, which have resulted in measurably reduced workers’ compensation costs. The Company expects further progress in containing its costs as it continues to implement lean manufacturing concepts. Both NRV and CCI have recently staffed full-time manufacturing engineers to assist in driving efficiency gains.

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

The Recreation Vehicle Industry Association’s (RVIA) market expansion campaign, GO RVing, now in its eighth year, is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects a continued decline in the industry during 2006.

This analysis of the Company’s financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has performed an evaluation of its ability to continue as a going concern and believes it has sufficient financial resources to fund its operations through at least March 2007. Accordingly, the consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses for each period.

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

Valuation of Inventory

Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains a reserve for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term. Specifically, service and slow-moving parts not being used in the manufacture of current model year motorhomes are reviewed by the Company to determine which can be used in production, which can be used for future service and warranty repairs of customer-owned motorhomes, and which can be returned to suppliers for full or partial credit. In addition, finished good motorhomes are evaluated by the Company and the value of those motorhomes is adjusted to an estimated market value based on a combination of the National Automobile Dealers Association Guide and the Company’s general industry knowledge. The inventory reserves are reviewed each fiscal quarter and revisions are made as necessary. Unfavorable changes in obsolete inventory estimates would result in an increase in the inventory reserve and a decrease in gross profit.

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

Land improvements	5-40 years
Buildings and building improvements	5-40 years
Machinery and equipment	3-12 years
Office equipment	3-15 years

Leasehold improvements, which are included in buildings and building improvements, made at the inception or during the term of the lease and assets under capital leases are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased or when the capital lease is entered into.

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

Workers’ Compensation Self-Insurance Reserve

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

Sales Incentives

As is common throughout the RV industry, the Company offers incentives to its dealers in the form of discounts and floorplan interest reimbursement programs, rebate and holdback programs, and retail sales incentives given to its dealers’ retail salespersons. The Company recognizes and records the costs of these incentives in accordance with Emerging Issue Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”.

Discounts and floorplan interest reimbursement programs are offered to dealers on purchases of certain units. The Company recognizes the cost of discounts and floorplan interest reimbursement as a reduction of revenue and records the cost of these programs at the later of the offer or when the associated revenue is recognized.

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

The Company uses a non-monetary incentive program that rewards RV dealer personnel by performance. Instead of cash, rewards are offered at tiered levels, based on the number of the Company’s products by each dealership participant. Rewards include items such as home electronics, exercise equipment, personal data assistants, trips, and so on. The more a salesperson sells, the more they are eligible to redeem items at the various reward levels set for the program. The Company accrues the estimated costs of the non-monetary loyalty program upon retail sale of a unit in selling expenses.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations for the year ended December 31, 2005, 2004 and 2003.

	Percentage of Net Sales Years Ended December 31,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	97.4	92.9	98.0
Gross profit	2.6	7.1	2.0
Selling expenses	3.3	2.7	3.0
General and administrative expenses	3.2	3.1	2.4
Other expense	0.0	0.1	0.0
Operating income (loss)	(3.9)	1.2	(3.4)
Interest expense	0.3	0.1	0.1
Other income	(0.0)	(0.0)	(0.0)
Income (loss) from continuing operations before income taxes	(4.2)	1.1	(3.5)
Provision for (benefit from) income taxes	0.1	3.0	(1.3)
Loss from continuing operations	(4.3)	(1.9)	(2.2)
Loss from discontinued operations	0.0	0.5	0.8
Income taxes related to discontinued operations	0.0	(0.2)	(0.3)
Loss from discontinued operations, net of taxes	0.0	(0.3)	(0.5)
Net loss	(4.3)	(2.2)	(2.7)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Amounts in tables are in thousands, except percentages

Net sales

	Twelve Months Ended December 31, Percent Change
	2005		2004
Net sales	$463,610	6.1%	$436,813
as a percent of net sales	100.0%		100.0%

Net sales of $463.6 million for the year ended December 31, 2005 represent an increase of $26.8 million, or 6.1%, from the year ended December 31, 2004. Wholesale diesel motorhome shipments for the year ended December 31, 2005 were 1,411, up 2.2% from 1,380 units shipped during the year ended December 31, 2004. Wholesale gas motorhome shipments were 1,381, down 13.0% from 1,588 for the year ended December 31, 2004.

The Company increased net sales for the year ended December 31, 2005, as compared to the prior year, despite an 18.1% annual industry-wide decline in the Class A wholesale unit shipments, eroding consumer confidence levels throughout most of 2005, higher gasoline prices and natural disasters in the Eastern part of the United States. In addition, according to Statistical Surveys, Inc., the Company increased its retail market share by 5.9% during 2005. These sales and market share gains were driven by initiatives to add new dealers and an aggressive product development program in 2004 and 2005.

Gross profit margin

	Twelve Months Ended December 31, Percent Change
	2005		2004
Gross profit margin	2.6%	(63.4)%	7.1%

The gross profit margin for the year ended December 31, 2005 was 2.6% (or a $12.0 million gross profit) compared to a 7.1% gross margin (or a $31.0 million gross profit) for the year ended December 31, 2004. The lower gross margin for the year ended December 31, 2005 was caused by higher sales incentives resulting from a weakening Class A market and an industry-wide build-up in inventories, increased spending on engineering and product development at NRV where several new product lines were introduced or placed into production, higher material handling costs, higher mid-year manufacturing costs as the Company’s work-in-process inventories increased, higher material costs associated with obsolescence as sales declined leading into model-year change, multiple weeks of shutdowns, and finally, higher warranty costs driven by a higher rates and higher cost of settlement of claims on older highline coaches, partially offset by a decreasing effect in the estimate of workers’ compensation costs as the Company refines its estimates based on more mature experience rates.

Selling expenses

	Twelve Months Ended December 31, Percent Change
	2005		2004
Selling expenses	$15,301	31.7%	$11,616
as a percent of net sales	3.3%		2.7%

Selling expenses increased $3.7 million, or 31.7%, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Selling expenses for the year ended December 31, 2005 increased mainly due to higher sales, media and marketing costs to support the Company’s marketing programs and dealer expansion initiatives.

General and administrative expenses

	Twelve Months Ended December 31, Percent Change
	2005		2004
General and administrative expenses	$14,801	8.6%	$13,626
as a percent of net sales	3.2%		3.1%

General and administrative expenses totaling $14.8 million for the year ended December 31, 2005 were up $1.2 million, or 8.6%, compared to the year ended December 31, 2004. The increase in general and administrative expenses is principally due to higher staffing levels to support ongoing Sarbanes-Oxley compliance, partially offset by lower audit and professional fees.

Other expense

	Twelve Months Ended December 31, Percent Change
	2005		2004
Other expense	$—	(100.0)%	$632
as a percent of net sales	0.0%		0.1%

Other expense for the year ended December 31, 2004 was primarily the loss on the sale of the real property in Florida totaling $0.3 million and the impairment of an emissions control system totaling $0.3 million. There were no such charges incurred during the year ended December 31, 2005.

Interest expense

	Twelve Months Ended December 31, Percent Change
	2005		2004
Interest expense	$1,492	356.3%	$327
as a percent of net sales	0.3%		0.1%

Interest expense for the year ended December 31 2005 increased $1.2 million compared to the year ended December 31, 2004. The higher interest expense was due to increased average borrowings and rising interest rates on the Company’s line of credit during the year ended December 31, 2005. The Company’s weighted average interest rate for the year ended December 31, 2005 was 6.97% as compared to 5.49% for the year ended December 31, 2004.

Provision for income taxes

	Twelve Months Ended December 31, Percent Change
	2005		2004
Provision for income taxes	$181	(98.6)%	$13,161
as a percent of net sales	0.1%		3.0%

The overall effective tax rate for the year ended December 31, 2005 was 0.9%, compared to an effective tax rate of 418.3% for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2004 gives effect to a charge to establish a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset as of December 31, 2004. For the year ended December 31, 2005, the Company continues to recognize a full valuation allowance against its future income tax benefits but has recorded a provision for various state income taxes of $0.2 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

Loss from discontinued operations, net of taxes

	Twelve Months Ended December 31, Percent Change
	2005		2004
Loss from discontinued operations, net of taxes	$—	(100.0)%	$(1,137)
as a percent of net sales	0.0%		(0.3)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The loss from discontinued operations for the year ended December 31, 2004 totaled $1.1 million and included a pre-tax gain on the sale of $0.3 million.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Amounts in tables are in thousands, except percentages

Net sales

	Twelve Months Ended December 31, Percent Change
	2004		2003
Net sales	$436,813	39.8%	$312,548
as a percent of net sales	100.0%		100.0%

Net sales of $436.8 million for the year ended December 31, 2004 represent an increase of $124.3 million, or 39.8%, from the year ended December 31, 2003. Annual wholesale unit shipments of diesel motorhomes were 1,380, up 33.3% from 1,035 units for the year ended December 31, 2003. Annual shipments of gas motorhomes were 1,588, up 14.9% from 1,382 units sold for the year ended December 31, 2003.

The increase in net sales is mainly attributable to strong sales of CCI’s Inspire and Magna product lines and NRV’s Tropi-Cal, as well as an overall increase in the demand for the Company’s Highline and other products. The Company also benefited from a healthy economy and an 11.6% increase in the industry-wide wholesale Class A motorhome sales in 2004

Gross profit margin

	Twelve Months Ended December 31, Percent Change
	2004		2003
Gross profit margin	7.1%	255.0%	2.0%

The gross profit margin for 2004 was 7.1% (or a $31.0 million gross profit) compared to a 2.0% gross margin (or a $6.2 million gross profit) for the year ended December 31, 2003. The primary factors that led to the improved gross margins were higher production levels, reduced workers’ compensation costs, product price increases and reduced discounting, partially offset by production inefficiencies

Selling expenses

	Twelve Months Ended December 31, Percent Change
	2004		2003
Selling expenses	$11,616	22.3%	$9,500
as a percent of net sales	2.7%		3.0%

Selling expenses increased $2.1 million, or 22.3%, for the year December 31, 2004 from December 31, 2003. Selling expenses for 2004 increased mainly due to increased sales commissions, marketing, and rally and show expenses resulting from higher sales. However, as a percentage of net sales, selling expenses decreased due to higher sales over which to spread the fixed selling expenses.

General and administrative expenses

	Twelve Months Ended December 31, Percent Change
	2004		2003
General and administrative expenses	$13,626	82.5%	$7,466
as a percent of net sales	3.1%		2.4%

General and administrative expenses totaling $13.6 million for 2004 were up $6.2 million, or 82.5%, compared to 2003. The increase in general and administrative expenses is due to increased expenses related to compliance with the Sarbanes-Oxley Act, higher audit fees, increased personnel expenses, and an employee bonus program. The cost for outside consultants and fees from the independent registered public accounting firm to comply with the Sarbanes-Oxley Act was approximately $1.8 million of the total increase in general and administrative expenses for 2004.

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

Interest expense for 2004 totaling $0.3 million decreased over the previous year due to reduced average borrowings on the line-of-credit. As a percentage of net sales, interest expense for 2004 remained unchanged at 0.1% compared to 2003. Interest expense represents the interest and fees paid on the Company’s credit facility.

Other income

	Twelve Months Ended December 31, Percent Change
	2004		2003
Other income	$(90)	100%	$(7)
as a percent of net sales	(0.0)%		(0.0)%

The individual components of other income during 2004 and 2003 are immaterial.

Provision for (benefit from) income taxes

	Twelve Months Ended December 31, Percent Change
	2004		2003
Provision for (benefit from) income taxes	$13,161	N/A	$(4,116)
as a percent of net sales	3.0%		(1.3)%

The overall effective tax rate for 2004 was 418.3%, compared to 37.0% for 2003. The 2004 effective tax rate gives effect to a charge to establish a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset as of the end of 2004. SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings outweighed other factors including the long carryforward periods and led the Company to conclude that it was more likely than not that its recorded net deferred tax assets will not be realized resulting in the full valuation allowance against the net deferred tax asset as of December 31, 2004. As a result, the Company has recorded a non-cash charge of $11.2 million to establish a full valuation allowance against its December 31, 2004 net deferred tax asset. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations. During 2004, the Company’s income tax expense for continuing operations was $13.2 million as a result of the Company’s full valuation allowance.

Loss from discontinued operations, net of taxes

	Twelve Months Ended December 31, Percent Change
	2004		2003
Loss from discontinued operations, net of taxes	$(1,137)	(21.5)%	$(1,448)
as a percent of net sales	(0.3)%		(0.5)%

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

Liquidity and Capital Resources

The Company has incurred net losses of $19.8 million, $9.5 million, and $8.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company provided cash from operating activities of $1.4 million and $8.4 million for the years ended December 31, 2005 and 2003, respectively, and used cash from operating activities of $15.8 million for the year ended December 31, 2004. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With eroding consumer confidence and continued economic uncertainty, the Company experienced a continuation of losses during the year ended December 31, 2005. These conditions led the Company to assess its short-term liquidity needs and plans to achieve profitability.

During the year ended December 31, 2005, the Company financed its operations primarily through its existing working capital and its line-of-credit with UPS Capital Corporation and Wells Fargo Bank. At December 31, 2005, the Company had $0.01 million in cash and cash equivalents (excluding restricted cash totaling $0.2 million required to secure a letter of credit in connection with one of the Company’s insurance policies). The Company had working capital of $26.1 million and $49.1 million at December 31, 2005 and 2004, respectively. The decrease in working capital for the year ended December 31, 2005 from 2004 was mainly attributed to a reduction of inventories in the amount of $12.9 million, repayments on the note receivable of $2.2 million, an increase in book overdraft of $1.8 million, an increase in accounts payable of $3.2 million and an increase in current accrued expenses of $4.5 million, partially offset by an increase in receivables of $1.6 million.

For the year ended December 31, 2005, net cash provided by operating activities was $1.4 million, which was primarily attributable to a $10.7 million decrease in inventories, $3.9 million of depreciation and amortization, a $3.2 million increase in accounts payable and a $2.5 million increase in accrued expenses, mostly offset by a $19.8 million net loss. For the year ended December 31, 2004, net cash used in operating activities totaled $15.8 million, which was substantially attributable to a $27.3 million increase in inventories ($2.8 million of which was sold to Weekend Warrior as part of the Travel Trailer business sale) and a $9.5 million net loss, partially offset by a non-cash charge of $11.9 million deferred income tax provision, which is primarily due to the Company recording an $11.2 million valuation allowance against its deferred tax assets, $3.9 million of depreciation and amortization, a $2.5 million increase in accounts payable and a $1.3 million inventory valuation adjustment. For the year ended December 31, 2003, net cash provided by operating activities was $8.4 million which was primarily attributable to a $20.2 million decrease in inventories and a $7.0 million decrease in income taxes receivable partially offset by an $8.5 million net loss and $5.4 million of a non-cash deferred income tax benefit.

For the year ended December 31, 2005, the Company used $2.4 million of cash in investing activities, which primarily resulted from $4.6 million of purchases of property, plant and equipment, partially offset by $2.2 million in repayments on the note receivable. For the year ended December 31, 2004, the Company used $0.4 million of cash for investing activities, including $4.9 million for purchases of property, plant and equipment, with the single largest expenditure being the purchase of the Florida service center totaling $0.8 million. These capital expenditures were mostly offset by the proceeds from the sale of assets totaling $3.6 million, with the largest single sale of assets being the sale of the Florida property totaling $1.9 million, by the proceeds from the sale of discontinued operations totaling $0.5 million, and by the note receivable repayments of $0.5 million. For the year ended December 31, 2003, the Company used $2.0 million of cash in investing activities, which were primarily capital expenditures of $1.6 million.

For the year ended December 31, 2005, the Company provided $1.0 million of cash from financing activities, which were primarily due to an increase in the book overdraft of $1.8 million, partially offset by repayments on the line of credit of $0.6 million. Net cash provided by financing activities for the year ended December 31, 2004 was $14.2 million, mainly due to the advances on the line of credit totaling $12.7 million, an increase in book overdraft of $0.8 million and $0.7 million in proceeds from issuance of common stock through the exercise of stock options. For the year ended December 31, 2003, the Company used $4.3 million of cash in financing activities, which primarily included $4.9 million of repayments on the line of credit and a $0.9 million reduction in the book overdraft, partially offset by $1.6 million in proceeds from the issuance of common stock.

At January 1, 2005, the Company had an asset-based revolving credit facility of $15 million with UPSC, which was scheduled to expire in August 2005. On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company affected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of year-end and currently does not expect to meet them until the fourth quarter of 2006. Until these covenants are met, the Company’s average monthly borrowing availability under its $40 million facility will be limited to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At December 31, 2005 the interest rate on the outstanding borrowings under the line-of-credit was 7.75%. The weighted average interest rate for the borrowings under the line-of-credit during the years ended December 31, 2005 and 2004 were 6.97% and 5.49%, respectively.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: (i) new product and floor plan introductions in 2006, (ii) new dealer additions to fill open market areas or replace under-performing dealers, (iii) decrease overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reduce material and related obsolescence costs, (v) improve manufacturing efficiencies, (vi) further reduce manufacturing and other overhead costs, and (vii) decrease the costs of warranty.

In order to fund on-going operations through at least March 31, 2007, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line-of-credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of the restrictions of the borrowing capacity noted above, the Company believes it has sufficient financial resources to fund its operations through at least March 31, 2007. However, the Company’s ability to meet its obligations beyond March 2007 is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit. If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital. While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

Contractual Obligations

The following is a schedule at December 31, 2005 of the Company’s known contractual obligations:

(in thousands)		Less than	1 – 3	4 - 5	After
Contractual obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$7,822	$1,742	$3,203	$2,877	$—
Capital leases	283	73	145	65	—
	$8,105	$1,815	$3,348	$2,942	$—

(in thousands)		Less than	1 – 3	4 - 5	After
Commercial commitments	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$12,059	$12,059	$—	$—	$—
Letter of credit (Wells Fargo)	201	201	—	—	—
	$12,260	$12,260	$—	$—	$—

Other Commitments

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $174 million at December 31, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

In August 2004, the Company entered into an agreement to acquire approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon for $3 million. The Company paid a deposit of $0.1 million in 2004. The closing of the purchase is subject to customary closing conditions and is expected to occur in 2006.

Effects of Inflation

Higher steel and petroleum prices during 2005, while partially passed along to customers in the form of surcharges, had an adverse effect on the Company’s profit margins throughout the year. Such adverse effects have continued through the early months of 2006. For the year ended December 31, 2005, the affects of increasing interest rates became increasingly significant to the Company, as the Company uses a variable rate line of credit, and the Company increased its average borrowings under the line during the year ended December 31, 2005 as compared to 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this standard shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not significantly affect the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to consolidated financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. After evaluating the requirements of SFAS No. 123R, the Company determined that it will adopt SFAS No. 123 using the modified prospective method and use the Black-Scholes model to value service stock option plans that are currently in effect. The Company expects the adoption of SFAS No. 123R to have a material effect on its 2006 consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123R, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”  (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued consolidated financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued consolidated financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued consolidated financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this standard will have an impact on its consolidated financial statements.

In August 2005, the FASB issued FSP FAS 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in SFAS No. 123 (Revised 2004), “Share-Based Payment”, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123R. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123R.” In this FSP, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS No. 123R, “Share-Based Payment”. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS No. 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is a unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP) after the grant was approved. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123R. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

In November 2005, the FASB has issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (termed the “APIC Pool”), assuming the company been following the recognition provisions prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123R and accordingly, the FASB decided to allow a practical exception as documented in this FSP. The guidance in this FSP is effective immediately and includes transition guidance. The guidance in this FSP is effective after the date the FSP is posted to the FASB website. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the year ended December 31, 2005 was 6.97%. For every 0.25% increase in interest rates, the Company would expect an annual increase in interest expense of approximately $2,500 for every $1.0 million borrowed.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements listed in Item 15(a) 1 under the caption “Consolidated Financial Statements.”

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on, and as of the date of, this evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005 because of the material weakness described below.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we identified the following material weakness in the Company’s internal control over financial reporting:

Insufficient personnel resources, supervision and training within its accounting function - The Company did not maintain effective controls over the financial reporting process at its CCI division and the related corporate oversight because of insufficient personnel resources, supervision and training within the accounting function. This material weakness resulted in the restatement of the consolidated financial statements to correct an error related to the amortization of leasehold improvements. In addition, this material weakness resulted in audit adjustments to the 2005 annual consolidated financial statements affecting inventory, accounts payable, accrued liabilities, accumulated depreciation and amortization, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative and amortization expenses. Additionally, this control deficiency could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s independent registered public accounting firm, Swenson Advisors, LLP has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as stated in their report which appears on page 39 of this Annual Report on Form 10-K.

Remediation of Material Weakness

As of the filing date of this report, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting as of December 31, 2005. However, during fiscal year 2006, management has taken a number of steps that it believes will impact the effectiveness of our internal control over our financial reporting including the following:

1.               Insufficient personnel resources, supervision and training within its accounting function

Management has assessed the supervision, training and corporate oversight within its accounting function. The Company has undertaken remedial actions that include increased training at the divisional and corporate level and the implementation of procedures to improve the supervision of the divisional accounting staffs. Remedial actions also include additional procedures at corporate to strengthen ongoing reviews of divisional accounting activities through the utilization of its corporate and internal audit staffs.

The Company believes that it will be able to improve its internal control procedures and remedy the material weakness and additional control deficiencies identified as part of its assessment process.  Notwithstanding the Company’s remediation efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, which information is incorporated herein by reference.

Code of Business Conduct and Ethics

The Company has adopted a written code of conduct and ethics (the “Code,” which is applicable to all of the Company’s officers, directors and employees, including the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the New York Stock Exchange, a copy of the Code has been posted on the Company’s website at http://www.nrvh.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Item 11. Executive Compensation

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a)	List of Documents filed as part of this Report

1.	Consolidated financial statements:
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Consolidated financial statement schedule
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.               Exhibits

3.	1	The Company’s Restated Certificate of Incorporation. (2)
3.	2	Amended and Restated Bylaws of National R.V. Holdings, Inc. (9)
4.	1	Specimen-Certificate of Common Stock. (1)
4.	2	Amended and Restated Rights Agreement, dated as of November 25, 2005, between National R.V. Holdings, Inc. and Continental Stock Transfer & Trust Company as Rights Agent (9)
10.	1	1993 Stock Option Plan. (1)
10.	2	1993 Option Plan. (2)
10.	3	1995 Stock Option Plan. (3)
10.	4	1996 Stock Option Plan. (4)
10.	5	1997 Stock Option Plan. (5)
10.	6	1999 Stock Option Plan. (6)
10.	7	Form of the Company’s Stock Option Grant Agreement. (7)
10.	8	CCI Bus Facility Lease Agreement between Sterling Pacific and CCI dated as of November 6, 2003. (7)
10.	9	Lee Joint Venture Real Property Lease Agreement between CCI and the Lee Joint Venture dated as of October 12, 1995. (7)
10.	10	Lee Joint Venture Real Property Lease Agreement Amendment between the Company and the Lee Joint Venture dated as of November 2, 1999. (7)
10.	11	Lee Joint Venture Real Property Lease Renewal Agreement between CCI and the Lee Joint Venture dated as of January 2, 2001. (7)
10.	12	Credit Agreement, dated as of August 12, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (8)
10.	13	Loan Modification Agreement, dated October 4, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (8)

21.	1	List of Subsidiaries. (5)
23.	1	Consent of Independent Registered Public Accounting Firm.
23.	2	Consent of Independent Registered Public Accounting Firm.
31.	1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.	2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.	1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1996.

(5)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997.

(6)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.

(7)          Incorporated by reference from the Company’s 2004 Form 10-K, filed with the SEC on October 11, 2005.

(8)          Incorporated by reference from the Company’s September 2005 Form 10-Q, filed with the SEC on November 8, 2005.

(9)          Incorporated by reference from the Company’s Form 8-K dated November 22, 2005 filed with the SEC on November 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.

Dated: March 24, 2006	By	/s/ Thomas J. Martini
Thomas J. Martini,
Chief Financial Officer
(Principal Accounting and Finance Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity in Which Signed	Date

/s/	Doy B. Henley	Chairman of the Board	March 24, 2006
Doy B. Henley

/s/	Bradley C. Albrechtsen	Director, Chief Executive Officer	March 24, 2006
	Bradley C. Albrechtsen	and President (Principal Executive Officer)

/s/	Thomas J. Martini	Chief Financial Officer	March 24, 2006
	Thomas J. Martini	(Principal Accounting and Financial Officer)

/s/	Robert B. Lee	Director	March 24, 2006
Robert B. Lee

/s/	Greg McCaffery	Director	March 24, 2006
Greg McCaffery

/s/	James B. Roszak	Director	March 24, 2006
James B. Roszak

/s/	David J. Humphreys	Director	March 24, 2006
David J. Humphreys

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of National R.V. Holdings, Inc.:

We have completed an integrated audit of National R.V. Holdings, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinion, based on our audit, is presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements and schedule listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit of consolidated financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that National R.V. Holdings, Inc. did not maintain effective control over financial reporting as of December 31, 2005 because the Company did not properly and completely maintain inventory costs, leasehold improvements, accounts payable and accrued liabilities and the related income statement accounts, primarily cost of goods sold, selling, general and administrative and amortization expenses for the period ended December 31, 2005.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.

Insufficient personnel resources, supervision and training within its accounting function - The Company did not maintain effective controls over the financial reporting process at its CCI division and the related corporate oversight because of insufficient personnel resources, supervision and training within the accounting function. This material weakness resulted in the restatement of the consolidated financial statements to correct an error related to the amortization of leasehold improvements. In addition, this material weakness resulted in audit adjustments to the 2005 annual consolidated financial statements affecting inventory, accounts payable, accrued liabilities, accumulated depreciation and amortization, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative and amortization expenses. Additionally, this control deficiency could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that National R.V. Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, National R.V. Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

The financial statements of National R.V. Holdings, Inc. as of December 31, 2004 and 2003 were audited by other auditors whose report dated October 6, 2005, except for the restatement discussed in the second and sixth paragraphs of Note 2 (not presented herein) to the consolidated financial statements appearing under item 8 of the Company’s 2004 Annual Report on Form 10-K/A, as to which the date is March 21, 2006, stated the financial statements presented fairly, in all material respects, the financial position of National R.V. Holdings, Inc. as of December 31, 2004 and 2003 and for the years then ended.

/s/ Swenson Advisors, LLP

San Diego, California

March 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

National R.V. Holdings, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of stockholders’ equity and of cash flows (appearing on pages 42 through 45 of National R.V. Holdings, Inc.’s 2005 Annual Report to Shareholders which has been included in this Form 10-K) present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule II - Consolidated Valuation and Qualifying Accounts as of December 31, 2004 and 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California

October 6, 2005, except for the restatement discussed in the second and sixth paragraphs of Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report on Form 10-K/A, as to which the date is March 21, 2006

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Restricted cash	201	251
Receivables, less allowance for doubtful accounts ($392 and $137, respectively)	21,533	19,976
Inventories	61,940	74,826
Deferred income taxes	1,281	1,291
Note receivable	—	2,213
Prepaid expenses	2,359	2,924
Total current assets	87,325	101,492
Property, plant and equipment, net	38,457	37,403
Other assets	1,608	1,338
	$127,390	$140,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$2,582	$803
Accounts payable	19,769	16,612
Accrued expenses	26,722	22,242
Line of credit	12,059	12,690
Current portion of capital leases	57	51
Total current liabilities	61,189	52,398
Long-term accrued expenses	5,089	7,069
Deferred income taxes	1,281	1,291
Long-term portion of capital leases	169	185
Total liabilities	67,728	60,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common Stock, $0.01 par value, 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	21,996	41,764
Total stockholders’ equity	59,662	79,290
	$127,390	$140,233

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2005	2004	2003
Net sales	$463,610	$436,813	$312,548
Cost of goods sold	451,622	405,858	306,333
Gross profit	11,988	30,955	6,215
Selling expenses	15,301	11,616	9,500
General and administrative expenses	14,801	13,626	7,466
Other expense	—	632	—
Total operating expenses	30,102	25,874	16,966
Operating income (loss)	(18,114)	5,081	(10,751)
Interest expense	1,492	327	399
Other income	(19)	(90)	(7)
Income (loss) from continuing operations before income taxes	(19,587)	4,844	(11,143)
Provision for (benefit from) income taxes	181	13,161	(4,116)
Loss from continuing operations	(19,768)	(8,317)	(7,027)
Loss from discontinued operations	—	2,155	2,301
Gain from sale of discontinued operations	—	(281)	—
Income taxes related to discontinued operations	—	(737)	(853)
Loss from discontinued operations, net of taxes (Note 14)	—	(1,137)	(1,448)
Net loss	$(19,768)	$(9,454)	$(8,475)

Basic and diluted loss per common share:
Continuing operations	$(1.91)	$(0.81)	$(0.71)
Discontinued operations	—	(0.12)	(0.15)
Total	$(1.91)	$(0.93)	$(0.86)
Weighted average number of shares:
Basic	10,338	10,217	9,900
Diluted	10,338	10,217	9,900

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net loss	$(19,768)	$(9,454)	$(8,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,890	3,905	3,997
Bad debt expense	270	32	63
Reserve and write down of inventories	1,767	1,280	673
Loss (gain) on asset disposal	59	391	(1)
Tax benefit related to exercise of stock options	—	254	550
Deferred income tax provision (benefit)	—	11,894	(5,447)
Changes in assets and liabilities:
Decrease (increase) in receivables	(1,827)	970	(11,063)
Decrease (increase) in inventories	10,725	(27,279)	20,200
Decrease in income taxes receivable	—	—	7,015
Decrease (increase) in prepaid expenses	645	(1,266)	476
Increase in accounts payable	3,157	2,511	618
Increase (decrease) in accrued expenses	2,500	972	(225)
Net cash provided by (used in) operating activities	1,418	(15,790)	8,381
Cash flows from investing activities:
Decrease (increase) in restricted cash	50	(1)	(250)
Increase in other assets	(177)	(86)	(239)
Proceeds from sale of property, plant and equipment	84	3,601	14
Proceeds from sale of discontinued operations	—	500	—
Note receivable repayments	2,213	469	—
Purchase of property, plant and equipment	(4,603)	(4,914)	(1,568)
Net cash used in investing activities	(2,433)	(431)	(2,043)
Cash flows from financing activities:
Net advances under (payments on) line of credit	(631)	12,690	(4,943)
Deferred financing costs	(236)	—	—
Increase (decrease) in book overdraft	1,779	803	(943)
Principal payments on long-term debt	—	(19)	(22)
Principal payments on capital leases	(37)	(8)	—
Proceeds from issuance of common stock	140	707	1,615
Net cash provided by (used in) financing activities	1,015	14,173	(4,293)
Net increase (decrease) in cash and cash equivalents	—	(2,048)	2,045
Cash and cash equivalents, beginning of year	11	2,059	14
Cash and cash equivalents, end of year	$11	$11	$2,059

Supplemental cash flow information:
Income taxes paid	$290	$554	$85
Interest paid	$1,430	$324	$399

Supplemental schedule of non-cash investing and financing activities:
Note received in sale of Towables division	$—	$2,682	$—
Capital lease acquisitions of property and equipment	$27	$245	$—
Reclassification of leased inventory	$394	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2002	9,832	$98	$34,302	$59,693	$94,093
Common stock issued under option plans	358	4	1,611	—	1,615
Tax benefit related to exercise of stock options	—	—	550	—	550
Net loss	—	—	—	(8,475)	(8,475)
Balance, December 31, 2003	10,190	102	36,463	51,218	87,783
Common stock issued under option plans	112	1	706	—	707
Tax benefit related to exercise of stock options	—	—	254	—	254
Net loss	—	—	—	(9,454)	(9,454)
Balance, December 31, 2004	10,302	103	37,423	41,764	79,290
Stock option exercise	37	—	140	—	140
Net loss	—	—	—	(19,768)	(19,768)
Balance, December 31, 2005	10,339	$103	$37,563	$21,996	$59,662

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

National R.V. Holdings, Inc. (“the Company”) operates in one business segment that designs, manufactures and markets Class A motorhomes through its wholly-owned subsidiaries, National R.V., Inc. (“NRV” or “National RV”) and Country Coach, Inc. (“CCI” or “Country Coach”). The RVs are marketed primarily to dealers in the United States by NRV under the Dolphin, Islander, Sea Breeze, Surf Side, Tradewinds and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Magna and Prevost.

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Company amended and restated its 2004 Form 10-K as filed with the Securities and Exchange Commisssion (SEC) on March 21, 2006. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries NRV and CCI, which are presented in accordance with accounting principles generally accepted in the United States of America. As further discussed in Note 14, the operating results of the travel trailer division have been reclassified as discontinued operations for all periods presented. All significant intercompany transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain reclassifications, none of which affected net loss or retained earnings, have been made to prior year amounts to conform to the current year presentation.

USE OF ESTIMATES

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to valuation of inventories, realization of deferred tax assets, recoverability of long-lived assets, workers’ compensation, warranty accruals and accrued losses for contingent liabilities. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results may differ from estimates, and it is at least reasonably possible that the effect of the estimates on the consolidated financial statements will materially change within one year of the date of the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables, prepaid expenses, note receivable, accounts payable, accrued expenses, book overdraft, line of credit and capital lease obligations. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to their relatively short maturities. The Company also had an outstanding letter of credit in the amount of $0.2 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively, which collateralizes one of the Company’s surety bonds.

CONCENTRATIONS

Financial instruments, which subject the Company to credit risk, consist primarily of trade receivables from dealerships which receivables are approved by the dealers’ lenders prior to shipment. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company’s broad customer base, and terms requiring most of the dealers’ lenders to pay the Company directly fifteen business days or less after the dealers’ receipt of the unit. For the year ended December 31, 2005, three dealers accounted for 13%, 13% and 12%, respectively, of the Company’s net sales. In addition, the Company’s top ten dealers accounted for approximately 66%, 72% and 66% of net sales for the years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005, three dealers accounted for 16%, 11% and 11%, respectively, of the Company’s trade receivables.

The Company currently buys certain key components of its products from limited suppliers. Although there are a limited number of manufacturers of these key components, management believes that other suppliers could provide similar key components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits in banks and short-term investments with original maturities of three months or less. Restricted cash consists of a deposit required to collateralize a letter of credit in connection with one of the Company’s insurance policies. The insurance policy, for which the restricted cash is associated, expires within the next year; accordingly, this amount has been classified as current.

RECEIVABLES

The Company reports receivables at net realizable value. The Company’s terms of sale provide the basis for when receivables become delinquent or past due. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company’s allowance for doubtful accounts reserve takes into consideration the use of dealer financing arrangements, where payment on motorhomes is pre-approved prior to shipment with payment made directly from the dealer’s third party finance source to the Company within 15 business days from the date of shipment. This arrangement significantly reduces the risk of loss from the sale of motorhomes. Parts receivables represent a minimal portion of the total receivables. The Company uses a specific reserve methodology and currently reserves 100% of invoices greater than 120 days old. Additionally, the Company reviews all other accounts for collectibility and items not considered collectible are reserved for as deemed appropriate. Receivables are generally charged off after management has determined that all reasonable collection efforts have been exhausted. It is at least reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change in the near-term.

NOTE RECEIVABLE

In September 2004, the Company entered into a note receivable in connection with the sale of the assets of its travel trailer division to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer (See Note 14). The face amount of the note was approximately $2.7 million and was due in ten equal monthly installments. The effective interest rate of the note receivable was 5.0% per annum, which included an imputed discount of $0.06 million and an unamortized discount of $0.04 million for the year ended December 31, 2004. The Company recognizes amortization of discounts on the effective interest rate method over the life of the note and recorded $0.04 million and $0.02 million of discounts into interest expense for the years ended December 31, 2005 and 2004, respectively. The Company reports its note receivable at net realizable value, which did not include an allowance for loan loss at December 31, 2004.

INVENTORIES

Inventories are valued at the lower of cost (estimated using the first-in, first-out method) or market. The Company periodically evaluates the carrying value of inventories and maintains an allowance for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Major renewals and improvements are capitalized, while routine maintenance and repairs are expensed as incurred. The Company also capitalizes computer software costs that meet both the definition of internal-use software and defined criteria for capitalization in accordance with Statement of Position No. 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” At the time properties are retired from service, the cost and accumulated depreciation are removed from the respective accounts.

Depreciation expense is computed principally on the straight-line method, over estimated useful lives of the related assets. In addition, the Company does not estimate a salvage value for any of its property, plant and equipment. The following table provides the estimated useful lives used for each asset type:

Land improvements	5-40 years
Buildings and improvements	5-40 years
Machinery and equipment	3-12 years
Office equipment	3-15 years

Leasehold improvements, which are included in buildings and building improvements, made at the inception or during the term of the lease and assets under capital leases are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased or when the capital lease is entered into.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the fair value and recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When it determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method.

WORKERS’ COMPENSATION SELF-INSURANCE RESERVE

The Company’s workers’ compensation self-insurance reserve is established based on its best estimate of the amounts necessary to settle future and existing employee workers’ compensation claims incurred as of the balance sheet date. The Company records an undiscounted reserve estimate for future workers’ compensation related costs based on the Company’s historical workers’ compensation claims paid history using an actuarial incurred but not reported (IBNR) approach.

PRODUCT WARRANTIES

The Company’s warranty reserve is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records a reserve for estimated future warranty-related costs based on recent actual warranty claims and historical experience. Also, the Company’s recall reserve is established, as necessary, based on management’s best estimate of the cost per unit to remedy a recall problem and the estimated number of units that will ultimately be brought in for the repair. In addition, from time to time, the Company is involved in warranty or “lemon law” litigation arising out of its operations in the normal course of business. The number of such matters as a percentage of sales is low and the aggregate cost to the Company for these actions have not been material. While the Company’s warranty costs have historically been within its expectations and the provisions established, a significant increase in dealer shop rates, the cost of parts or the frequency of claims could have a material adverse impact on the Company’s operating results for the period or periods in which such claims or additional costs materialize and result in a change in estimate of warranty reserves in that period.

COMMITMENTS AND CONTINGENCIES

The Company accounts for contingencies in accordance with SFAS 5, “Accounting for Contingencies”, which requires the Company to accrue loss contingencies when the loss is both probable and estimable. For losses that are probable and reasonably unestimable, but the amount falls within a reasonable range, the Company applies Financial Accounting Standards Board (FASB) Interpretation (FIN) 14, “Reasonable Estimation of the Amount of a Loss”, which promulgates that companies should accrue the amount within the range that appears to be a better estimate than any other. If no such amount can be determined, the Company accrues the minimum amount of the range. All legal costs expected to be incurred in connection with loss contingencies are expensed as incurred.

STOCK-BASED COMPENSATION

The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options. The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were 162,000 and 260,500 options granted for the years ended December 31, 2005 and 2004, respectively, and there were no options granted during the year ended December 31, 2003.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Loss from continuing operations	$(19,768)	$(8,317)	$(7,027)
Loss from discontinued operations	—	(1,137)	(1,448)
Net loss – as reported	(19,768)	(9,454)	(8,475)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	263	569	298
Pro forma net loss	$(20,031)	$(10,023)	$(8,773)

Basic and diluted net loss per share, as reported
Continuing operations	$(1.91)	$(0.81)	$(0.71)
Discontinued operations	—	(0.12)	(0.15)
Total basic and diluted net loss per share	(1.91)	(0.93)	(0.86)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.03	0.05	0.03
Basic and diluted net loss per share pro forma	$(1.94)	$(0.98)	$(0.89)

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options and the assumptions used to calculate weighted-average fair value are listed below for new grants.

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	42.7%	41.0%
Risk-free interest rate	4.42%	3.45%
Expected lives (in years)	5.3	4.2
Weighted average Black-Scholes value of stock options granted	$2.83	$3.72

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share. No adjustments were made to reported net loss in the computation of loss per share for the years ended December 31, 2005, 2004 and 2003.

	December 31, (in thousands)
	2005	2004	2003
Weighted average shares outstanding – basic	10,338	10,217	9,900
Weighted average shares outstanding – diluted	10,338	10,217	9,900
Outstanding “in-the-money” options excluded as impact would be anti-dilutive	162	166	130

REVENUE RECOGNITION

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (or “SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectibility is reasonably assured.

During the fourth quarter of 2004, NRV began delivering motorhomes to its customers through independent third party carriers. Title and risks of rewards of ownership are transferred to a customer upon delivery of a motorhome to a third party carrier, and a sale is recognized by NRV at the time of shipment.

For the year ended December 31, 2005, CCI began delivering motorhomes to its customers through a combination of independent third party carriers and company-employed delivery drivers. Similar to National RV, title and risks of rewards of ownership are transferred to a customer upon delivery of a motorhome to a third party carrier. In cases in which CCI uses an independent third party carrier, sales are recognized at the time the motorhomes are delivered to the independent third party carrier. In cases in which CCI uses company-employed delivery drivers, sales are recognized upon acceptance of the motorhome by the dealer.

SALES INCENTIVES

As is common throughout the RV industry, the Company offers incentives to its dealers in the form of discounts and floorplan interest reimbursement programs, rebate and holdback programs, and retail sales incentives given to its dealers’ retail salespersons. The Company recognizes and records the costs of these incentives in accordance with Emerging Issue Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Discounts and floorplan interest reimbursement programs are offered to dealers on purchases of certain units. The Company recognizes the cost of discounts and floorplan interest reimbursement as a reduction of revenue and records the cost of these programs at the later of the offer or when the associated revenue is recognized.

Rebate and holdback programs involve payments by the Company to the dealer based on either a percentage of the net invoice price or a predetermined amount based on the model of the coach sold by the dealer. The dealer incentive program varies by dealer. Not all dealers participate. The purpose of the program is to provide an additional incentive to the dealer to promote sales of certain motorhomes. The dealers earn the incentive upon the purchase of the unit from the Company. The Company recognizes these incentives as a reduction of revenue and records the cost of these incentives when the associated revenue is recognized.

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

The Company uses a non-monetary incentive program that rewards RV dealer personnel by performance. Instead of cash, rewards are offered at tiered levels, based on the number of the Company’s products by each dealership participant. Rewards include items such as home electronics, exercise equipment, personal data assistants, trips, and so on. The more a salesperson sells, the more they are eligible to redeem items at the various reward levels set for the program. The Company accrues the estimated costs of the non-monetary loyalty program, in selling expenses, upon retail sale of a unit.

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES

Research, development and engineering expenses are expensed as incurred and are included in cost of goods sold and consist of normal improvements to models and model year changes. Total research, development and engineering expenses were $9.5 million, $7.8 million and $6.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which research and development expenses alone were $1.6 million, $1.5 million and $2.1 million, respectively.

SHIPPING AND HANDLING COSTS

Charges for shipping and handling are included as a component of revenue. The Company records shipping and handling costs in costs of goods sold. Shipping and handling costs recorded were $4.1 million, $4.3 million and $3.7 million in 2005, 2004 and 2003, respectively.

ADVERTISING AND SALES PROMOTION COSTS

The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004 and 2003, advertising and sales promotion costs, including cooperative advertising, were approximately $6.9 million, $4.1 million and $3.5 million, respectively.

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

The provision for tax liabilities involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations by various taxing authorities. In situations involving tax related uncertainties the Company provides for tax liabilities unless the Company considers it probable and estimable that additional taxes would not be due. As additional information becomes available, or these uncertainties are resolved with the taxing authorities, revisions to these liabilities may be required, resulting in additional provision for or benefit from income taxes in the Company’s consolidated statements of operations.

The Company evaluates the net realizable value of temporary deferred tax differences in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset.

3. Recently Issued Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 requires that accounting for items such as idle facility expense, freight, handling costs, and wasted materials (spoilage) be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this standard requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provision of this standard shall be applied prospectively. The Company does not expect the adoption of SFAS No. 151 to have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not significantly affect the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to consolidated financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. After evaluating the requirements of SFAS No. 123R, the Company determined that it will adopt SFAS No. 123 using the modified prospective method and use the Black-Scholes model to value service stock option plans that are currently in effect. The Company expects the adoption of SFAS No. 123R to have a material effect on its 2006 consolidated financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123R, to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”  (FIN 47). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the Emerging Issues Task Force (or EITF), reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued consolidated financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued consolidated financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued consolidated financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not expect that adoption of this standard will have an impact on its consolidated financial statements.

In August 2005, the FASB issued FSP FAS 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R.” In this FSP, the FASB decided to defer the requirements in SFAS No. 123 (Revised 2004), “Share-Based Payment”, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123R. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-2, “Practical Accommodation to the Application of Grant Date As Defined in SFAS No. 123R.” In this FSP, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS No. 123R, “Share-Based Payment.” Specifically, assuming a company meets all of the other criteria in the definition of grant date in Statement 123R, a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is a unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP) after the grant was approved. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123R. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

In November 2005, the FASB has issued FASB Staff Position (FSP) FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123 (Revised 2004), “Share-Based Payment”. SFAS No. 123R requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R (termed the “APIC Pool”), assuming the company been following the recognition provisions prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123R and accordingly, the FASB decided to allow a practical exception as documented in this FSP. The guidance in this FSP is effective immediately and includes transition guidance. The guidance in this FSP is effective after the date the FSP is posted to the FASB website. The Company expects the adoption of SFAS No. 123R, and all related provisions, to have a material effect on its 2006 consolidated financial statements.

4. Inventories

Inventories consist of the following:

	December 31, (in thousands)
	2005	2004
Finished goods	$8,545	$16,379
Work-in-process	30,870	35,388
Raw materials	19,289	18,398
Chassis	3,236	4,661
	$61,940	$74,826

During the year ended December 31, 2005, the Company recorded $1.2 million of write-downs related to stating inventory at the lower of cost or market. The Company did not incur significant lower of cost or market adjustments for the years ended December 31, 2004 and 2003.

5. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	December 31, (in thousands)
	2005	2004
Land and improvements	$8,429	$8,514
Buildings and improvements	25,861	24,810
Machinery and equipment	20,431	18,687
Office equipment	8,004	7,771
Assets under capital lease	270	245
Construction in progress	1,868	1,522
	64,863	61,549
Less accumulated depreciation	(26,406)	(24,146)
Property, plant and equipment, net	$38,457	$37,403

Depreciation expense (including amortization of assets under capital lease) was $3.9 million, $3.9 million and $4.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The Company sold real property in Florida during 2004 totaling $3.9 million and recorded impairments of an emissions control system and a paint booth due to obsolescence totaling $0.3 million and $0.1 million, respectively, which have been included in other expense.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31, (in thousands)
	2005	2004
Current accrued expenses:
Workers’ compensation self-insurance reserve	$2,209	$2,720
Warranty reserve	11,705	8,330
Accrued sales incentives	4,129	1,744
Payroll and other accrued expenses	8,679	9,448
Total current accrued expenses	$26,722	$22,242

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$4,280	$6,151
Warranty reserve	130	175
Deferred compensation	679	743
Total long-term accrued expenses	$5,089	$7,069

7. Product Warranties

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2005 and 2004 were as follows:

(in thousands)

	Beginning			Ending
	Balance	Accruals (1)	Reductions	Balance
Warranty Reserve 2005	$8,505	$18,437	$15,107	$11,835
Warranty Reserve 2004	$8,660	$12,899	$13,054	$8,505

(1) The aggregate changes in the liability related to the preexisting warranties were not significant for all years presented and have been included with aggregate changes in the liability for accruals related to the current periods under the title “Accruals.”

8. Debt and Credit Agreements

	December 31, (in thousands)
	2005	2004
Current:
Revolving line of credit	$12,059	$12,690

Long-term debt:
Capital lease obligations (see Note 9)	226	236
Less payments due within one year	(57)	(51)
Long-term debt	169	185
Total debt	$12,228	$12,875

At January 1, 2005, the Company had an asset-based revolving credit facility of $15 million with UPSC, which was scheduled to expire in August 2005. On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as ofyear-end and currently does not expect to meet them until the fourth quarter of 2006. Until these covenants are met, the Company’s average monthly borrowing availability under its $40 million facility will be limited to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At December 31, 2005 the interest rate on the outstanding borrowings under the line-of-credit was 7.75%. The weighted average interest rate for the borrowings under the line-of-credit during the years ended December 31, 2005 and 2004 were 6.97% and 5.49%, respectively.

9. Commitments and Contingencies

Litigation:

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law,” product liability (all of which are typical in the recreation vehicle industry) and employment claims. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that the final resolution of any such litigation could have a material adverse effect on the Company’s financial position, results of operations or liquidity in a reporting period, and has provided an estimated reserve at December 31, 2005 and 2004 of approximately $1.8 million and $1.2 million, respectively for such contingencies in the consolidated financial statements.

Recourse on Dealer Financing:

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $174 million at December 31, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

Leases:

The Company leases some of its copy machines under capital lease agreements. The Company has no other capital lease agreements. In addition, the Company leases a majority of its CCI manufacturing facilities under two non-cancelable operating lease agreements which agreements, expiring by the end of October 2010, represent most of the operating lease payment commitments. The remainder of the operating lease agreements are for machinery and equipment.

The Company has commitments under certain capital and non-cancelable operating lease agreements. The future minimum capital and operating lease payments, as of December 31, 2005, are as follows (in thousands):

	Capital Leases	Non-cancelable Operating Leases
2006	$73	$1,742
2007	73	1,612
2008	73	1,591
2009	58	1,589
2010	6	1,288
Total minimum lease payments	283	$7,822
Less amount representing interest	57
Capital lease obligations	$226

Rent expense, from non-cancelable operating lease obligations, for the years ended December 31, 2005, 2004 and 2003 was approximately $1.6 million, $1.4 million and $1.4 million, respectively.

Other Commitments:

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

10. Stockholders’ Equity

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

Common Stock Options

The Company has stock option plans that enable it to offer equity participation to employees, officers, and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options. The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. At December 31, 2005, the Company had approximately 3.7 million of shares reserved for stock option plans and financing arrangements. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. The exercise of certain of these stock options represents a tax benefit for the Company which has been reflected as a reduction of income taxes payable and an increase to additional paid-in-capital amounting to $0.3 million in 2004 and $0.6 million in 2003. During the year ended December 31, 2005, the exercise of certain of the stock options represented a tax benefit of $0.1 million. In accordance with SFAS No. 109 the Company recorded a full valuation allowance on all of the Company’s net deferred tax assets (See Note 11 Income Taxes) and has fully offset the recorded benefit related to the exercise of stock options.

Information regarding these option plans and option agreements for 2005, 2004 and 2003 is as follows (shares in thousands):

	Shares	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2002	2,016	$11.22
Granted	—	$—
Expired or forfeited	(332)	$13.62
Exercised	(397)	$4.79
Outstanding at December 31, 2003	1,287	$12.58

Granted	261	$9.79
Expired or forfeited	(302)	$21.91
Exercised	(112)	$6.32
Outstanding at December 31, 2004	1,134	$10.08

Granted	162	$6.31
Expired or forfeited	(179)	$8.72
Exercised	(37)	$3.75
Outstanding at December 31, 2005	1,080	$9.94

The following table summarizes information for those options that are outstanding and exercisable as of December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$ 6.31	162	9.94	$6.31	—	$—
$ 8.50	8	4.59	$8.50	8	$8.50
$ 9.33	180	0.75	$9.33	180	$9.33
$ 9.50	202	8.10	$9.50	67	$9.50
$10.05	3	8.15	$10.05	1	$10.05
$10.08	319	1.42	$10.08	319	$10.08
$10.43	3	8.16	$10.43	1	$10.43
$12.50	14	8.38	$12.50	5	$12.50
$12.83	178	0.79	$12.83	178	$12.83
$26.81	12	3.39	$26.81	12	$26.81
	1,081	3.90	$9.94	771	$10.75

The number of exercisable options outstanding at December 31, 2005, 2004 and 2003 under these plans were 770,684, 877,129, and 1,219,269 shares, respectively, at weighted average prices of $9.94, $10.16 and $12.57 per share, respectively.

11. Income Taxes

The components of the provision for (benefit from) income taxes were as follows:

	December 31, (in thousands)
	2005	2004	2003
Current (refundable) payable:
Federal	$(23)	$28	$(167)
State	204	249	94
	181	277	(73)
Deferred:
Federal	—	8,702	(4,182)
State	—	3,445	(714)
	—	12,147	(4,896)
Total provision for (benefit from) income taxes	$181	$12,424	$(4,969)

Deferred income taxes are recorded based upon differences between the consolidated financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	December 31, (in thousands)
	2005	2004
Current:
Accrued expenses	$7,076	$4,611
NOL carryforward	89	387
Valuation allowance	(5,884)	(3,707)
Deferred income tax assets	$1,281	$1,291

Long-term:
Accrued expenses	$(746)	$(1,785)
Fixed assets	2,912	3,136
NOL carryforward	(13,388)	(7,585)
Valuation allowance	12,503	7,525
Deferred income tax liabilities	$1,281	$1,291

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. The Company recorded $7.2 million and $11.2 million of charges to establish a net valuation allowance against the deferred tax assets, which resulted in a net current deferred tax asset and long-term deferred tax liability of $1.3 million for the years ended December 31, 2005 and 2004, respectively. The federal operating loss carryforward of $27.9 million will expire in the year 2024. Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2005	2004	2003
Statutory rate	(34.0)%	34.0%	(34.0)%
State taxes, net of federal taxes	(4.0)	5.6	(4.2)
Disallowed state loss carryforwards	0.0	0.0	0.8
Other	0.7	1.2	0.4
Valuation allowance	38.2	377.5	0.0
	0.9%	418.3%	(37.0)%

12. Defined Contribution Plans

The Company maintains two 401(K) plans serving the Company and the National RV and Country Coach subsidiaries. Substantially all of the Company’s full-time employees are covered under the plans, which allow for contributions by the employee as well as contributions by the Company. For years prior to 2005, the Company contributed a match of between 20% and 50% of the first 4% to 5% of an employee’s wages, plus other discretionary amounts as approved by the Board of Directors and may be in the form of cash or the Company’s common stock. For the year ended December 31, 2005, the Company contributed a match of 50% of the first 4% to 5% of an employee’s wages, plus other discretionary amounts as approved by the Board of Directors and may be in the form of cash or the Company’s common stock. Company contributions in 2005, 2004 and 2003 were $0.5 million, $0.4 million and $0.4 million, respectively.

13. Related Party Transactions

Mr. Robert B. Lee, a director of the Company, is a partner in a joint venture that leases property constituting a majority of CCI’s manufacturing facilities property to the Company. During the years ended December 31, 2005, 2004 and 2003, the Company paid $1.37 million, $1.35 million and $1.32 million, respectively, in lease payments to the joint venture and there were no amounts due to Lee Joint Ventures at December 31, 2005 and 2004. In November 2005, the Company exercised its second and final 5-year renewal option with the lease set to expire in November 2010. The lease agreements call for future payments totaling approximately $6.8 million through the term of the lease. Lease payments are adjusted in accordance with the Consumer Price Index.

Heller Ehrman LLP, a law firm in which Mr. Stephen M. Davis, the current Secretary of the Company and a Company director until June 2004, is a partner, performed legal services for the Company. Fees paid to the law firm were $0.6 million, $0.2 million and $0.2 million during the years ended December 31, 2005, 2004 and 2003, respectively. Amounts due to Heller Ehrman LLP were $0.03 million and $0.01 million at December 31, 2005 and 2004, respectively.

14. Discontinued Operations

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. Weekend Warrior paid $0.5 million at closing with the balance paid in ten equal monthly payments. The note receivable was recorded in the accompanying 2004 consolidated balance sheet, net of $0.04 million of an unamortized discount for imputed interest. Furthermore, a payment of 1% of monthly sales for other assets and trademarks were made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which was previously recorded in the note receivable in the accompanying consolidated balance sheets. The Company entered into a sublease agreement, as of February 2006, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to eight months, through September 2006. The sublease expired in September 2005. For the years ended December 31, 2004 and 2003, the Company’s net sales from discontinued operations were $14.7 million and $27.5 million, respectively. In addition, for the years ended December 31, 2004 and 2003 the Company recorded net losses from discontinued operations of $1.1 million and $1.4 million, respectively. The 2004 net loss from discontinued operations included a pre-tax gain on the sale of the discontinued operations of $0.3 million.

15. Quarterly Consolidated Financial Data (unaudited)

The following table summarizes the quarterly data for fiscal 2005:

(in thousands, except per share amounts)

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$125,625	$123,225	$108,232	$106,528
Gross profit	$5,615	$2,101	$2,165	$2,107
Net loss	$(1,444)	$(5,434)	$(5,930)	$(6,960)

Loss per common share:
Basic	$(0.14)	$(0.53)	$(0.57)	$(0.67)
Diluted	$(0.14)	$(0.53)	$(0.57)	$(0.67)

Weighted average number of shares:
Basic	10,335	10,339	10,339	10,339
Diluted	10,335	10,339	10,339	10,339

The following table summarizes the quarterly data for fiscal 2004:

(in thousands, except per share amounts)

	2004 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$103,146	$119,282	$112,525	$101,860
Gross profit	$7,083	$9,590	$7,903	$6,379

Income (loss) from continuing operations	$1,209	$2,339	$834	$(12,699)
Income (loss) from discontinued operations, net of taxes	(548)	138	(727)	—
Net income (loss)	$661	$2,477	$107	$(12,699)

Basic and diluted earnings (loss) per common share:
Continuing operations	$0.12	$0.23	$0.08	$(1.24)
Discontinued operations	$(0.06)	$0.01	$(0.07)	—
Total	$0.06	$0.24	$0.01	$(1.24)

Weighted average number of shares:
Basic	10,190	10,197	10,222	10,251
Diluted	10,334	10,440	10,426	10,251

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	charged to		Balance at
	Beginning	costs and		end of
	of period	expenses	Deductions	Period
Year ended December 31, 2005
Allowance for doubtful accounts	$137,000	$270,000	$15,000	$392,000
Inventory reserve	$1,793,000	$812,000	$452,000	$2,153,000
Income tax valuation allowance	$11,232,000	$7,155,000	$—	$18,387,000
Workers’ compensation self-insurance reserve	$8,871,000	$6,665,000	$9,047,000	$6,489,000
Warranty reserve	$8,505,000	$18,437,000	$15,107,000	$11,835,000

Year ended December 31, 2004
Allowance for doubtful accounts	$132,000	$32,000	$27,000	$137,000
Inventory reserve	$673,000	$1,280,000	$160,000	$1,793,000
Income tax valuation allowance	$—	$11,232,000	$—	$11,232,000
Workers’ compensation self-insurance reserve	$10,060,000	$2,893,000	$4,082,000	$8,871,000
Warranty reserve	$8,660,000	$12,899,000	$13,054,000	$8,505,000

Year ended December 31, 2003
Allowance for doubtful accounts	$127,000	$63,000	$58,000	$132,000
Inventory reserve	$—	$673,000	$—	$673,000
Workers’ compensation self-insurance reserve	$7,794,000	$5,892,000	$3,626,000	$10,060,000
Warranty reserve	$11,840,000	$10,053,000	$13,233,000	$8,660,000