Form 10-K/A
period 2005-12-31
NATIONAL RV HOLDINGS INC
filed 2006-04-27
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

National R.V. Holdings, Inc. (the “Company”) amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (filed on March 30, 2006), as set forth in this Form 10-K/A (Amendment No. 1), solely to include the information required in Items 10, 11, 12, 13 and 14 of Part III.

PART III

Item 10. Directors and Executive Officers of the Registrant

The executive officers and directors of the Company are as follows:

Name	Age	Position
Doy B. Henley	76	Chairman of the Board (1)
Bradley C. Albrechtsen	43	President, Chief Executive Officer and Director
Robert B. Lee	66	Director
David J. Humphreys	70	Director
Gregory McCaffery	52	Director (1)
James B. Roszak	64	Director (1)
Thomas J. Martini	57	Chief Financial Officer
Jonathan C. Corn	41	Vice President - General Counsel

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

BRADLEY C. ALBRECHTSEN. Mr. Albrechtsen has been President, Chief Executive Officer and a Director since September 2001, Chief Financial Officer and Treasurer of the Company from April 1999 to September 2001 and Assistant Secretary from January 1999 to September 2001. Mr. Albrechtsen served as the Company’s Controller from 1993 through April 1999 and as Assistant Controller prior to 1993. Mr. Albrechtsen is a Class I Director whose term expires at the 2008 Annual Meeting. Mr. Albrechtsen is a certified public accountant with six years of public accounting experience, including three years at Arthur Young & Co. (the predecessor of Ernst & Young).

DAVID J. HUMPHREYS. Mr. Humphreys has been a Director of the Company since February 2006. Mr. Humphreys is a Class I Director whose term expires in 2008. Mr. Humphreys was President of the Recreation Vehicle Industry Association (RVIA) from 1979 until his retirement in January 2006. Prior to 1979 he served for nearly ten years as RVIA’s outside legal counsel. Mr. Humphreys has been a member of the Board of Directors of the Travel Industry Association of America (TIA), the umbrella organization for all segments of the travel and tourism industry, since 1985 and was its National Chairman from 1990 to 1991. Mr. Humphreys has also been a member of the board of directors of the American Highway Users Alliance (formerly Highway Users Federation), whose membership includes representatives of the oil, trucking, automobile and tire industries.

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

JAMES B. ROSZAK. Mr. Roszak has been a Director of the Company since June 2003 and is a Class III Director whose term expires in 2006. Mr. Roszak was employed by the Life Insurance Division of Transamerica Corporation, a financial services organization engaged in life insurance, commercial lending, leasing and real estate services, from June 1962 through his retirement as President of such division in June 1997. Mr. Roszak also served as interim Chief Executive Officer and a

Director of buy.com, an Internet retailer, from February 2001 through August 2001. Mr. Roszak is also a Director of General Finance Corporation.

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

Audit Committee

The Board of Directors has a standing Audit Committee. The Audit Committee currently consists of Messrs. Doy Henley, Gregory McCaffery and James Roszak (Chairman). The Board has determined that all members of the Audit Committee are independent directors under the rules of the NYSE and each of them meets the financial literacy and sophistication requirements under the rules of the New York Stock Exchange (NYSE). The Board has determined that Mr. Roszak qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of the Company’s accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants.

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

Code of Business Conduct and Ethics

The Company has adopted a written code of conduct and ethics (the “Code”) which is applicable to all of the Company’s officers, directors and employees, including the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the NYSE, a copy of the Code has been posted on the Company’s website at http://www.nrvh.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2005, all filing requirements applicable to its officers and directors were complied with by such individuals except for the following: (1) Mr. Bradley Albrechtsen did not timely file two Forms 4 in connection with the purchase of shares of common stock; (2) Mr. Doy Henley did not timely file a Form 4 in connection with the purchase of shares of common stock; and (3) Mr. James Roszak did not timely file a Form 4 in connection with the purchase of shares of common stock.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to each of the Company’s current or former executive officers named below (the “Named Executive Officers”) for the Company’s fiscal periods as specified below:

		Annual Compensation			Long Term
Name and	Year Ended			Other Annual	Compensation	All Other
Principal Position	December 31,	Salary	Bonus	Compensation (1)	Options/SARs	Compensation
Bradley C. Albrechtsen President and Chief Executive Officer	2005	$265,000	$40,000	—	20,000	$4,943	(2)
	2004	$265,000	—	—	50,000	—
	2003	$220,000	—	—	—	—

Thomas J. Martini Chief Financial Officer (3)	2005	$172,346	$25,000	—	16,000	—

Jonathan C. Corn Vice President/General Counsel	2005	$215,804	$35,080	—	3,000	$3,299	(2)
	2004	$212,000	—	—	10,000	—
	2003	$212,000	—	—	—	—

(1)   Except as may be indicated below, the aggregate amount of all perquisites and other personal benefits paid to each Named Individual is not greater than either $50,000 or 10% of the total of the annual salary and bonus reported for either such executive.

(2)   Represents the amounts of the Company’s matching contributions under the Company’s 401(k) plan.

(3)   Mr. Martini was appointed Chief Financial Officer in May 2005.

Compensation Committee Interlock and Insider Participation

Compensation decisions during the fiscal year ended December 31, 2005 were made by the Company’s Compensation Committee and by the Board of Directors, which included Bradley C. Albrechtsen, President and Chief Executive Officer of the Company. Mr. Albrechtsen did not participate in Board deliberations or voting concerning his compensation. No executive officer of the Company serves on the board of directors or compensation committee of any entity that has one or more executive officers serving on the Company’s Board of Directors. No member of the Compensation Committee is, or ever has been, an employee or officer of the Company.

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

Other than the agreement described above, the Company is not presently a party to an employment or consulting agreement with any of its executive officers nor were any such agreements in effect during the fiscal year ended December 31, 2005.

Director Compensation

Effective January 1, 2003, non-employee Directors receive an annual Director retainer of $30,000, an in-person per meeting fee of $1,000 and a telephone meeting fee of $500. In addition, the Chairman of the Board of Directors is entitled to an additional annual fee of $30,000, members of a Board committee are entitled to an annual fee of $3,000 and the Audit Committee Chairman is entitled to an additional annual fee of $10,000. Mr. Albrechtsen does not receive any additional compensation for acting as a Director. Directors are also entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and committee meetings.

Stock Option Plans

1996 Stock Option Plan

In October 1996, the Company’s Board of Directors adopted and approved the 1996 Stock Option Plan (the “1996 Option Plan”). The 1996 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Option Plan provides for the award of options to purchase up to 675,000 shares of Common Stock, of which 172,500 shares were subject to outstanding options as of December 31, 2005. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1996 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1996 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1996 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1996 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2005, no options were granted under the 1996 Option Plan.

1997 Stock Option Plan

In June 1997, the Company’s Board of Directors adopted and approved the 1997 Stock Option Plan (the “1997 Option Plan”). The 1997 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1997 Option Plan provides for the award of options to purchase up to 900,000 shares of Common Stock, of which 318,750 shares were subject to outstanding options as of December 31, 2005. The 1997 Option Plan is administered by the Board of Directors or, at its option, a committee of the Board of Directors. The Board (or a designated committee) has, subject to the provisions of the 1997 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1997 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1997 Option Plan will have such vesting schedules and expiration dates as the Board (or a designated committee) shall establish in connection with each participant in the 1997 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2005, no options were granted under the 1997 Option Plan.

1999 Stock Option Plan

The Company’s Board of Directors adopted and approved the 1999 Stock Option Plan in April 1999 and the amended and restated 1999 Stock Option Plan in April 2000 and again in April 2001 (together, the “1999 Option Plan”). The 1999 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1999 Option Plan provides for the award of options to purchase up to 1,150,000 shares of Common Stock, of which 581,746 shares were subject to outstanding options as of December 31, 2005. The 1999 Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the provisions of the 1999 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1999 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1999 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1999 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2005, 162,000 options were granted under the 1999 Option Plan.

Options Granted During Fiscal Year Ended December 31, 2005

The following table sets forth certain information concerning options granted during the fiscal year ended December 31, 2005 to the Named Executive Officers.

		Individual Grants			Potential realizable value at
	Options	Percent of total options/SARs granted to employees in	Exercise or base price		assumed annual rates of stock price appreciation for option term (1)
Name	Granted	fiscal year (2)	($/Sh)	Expiration date	5% ($)	10% ($)
Bradley C. Albrechtsen	20,000	12.3%	6.31	12/9/15	79,367	201,130
Thomas J. Martini	16,000	9.9%	6.31	12/9/15	63,493	160,904
Jonathan C. Corn	3,000	1.9%	6.31	12/9/15	11,905	30,170

(1)   The 5% and 10% assumed annual rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not reflect estimates or projections of future Common Stock prices. There can be no assurance that the amounts reflected in this table will be achieved.

(2)   This percentage is based on the total number of options granted to the Company’s employees during the year ended December 31, 2005 All options granted to the Named Executive Officers vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

Option Values

The following table sets forth, as of December 31, 2005 the number of options and the value of exercised and unexercised options held by the Named Executive Officers.

	Shares Acquired	Value Realized	Number of Unexercised Options at December 31, 2005		Value of Unexercised in-the-money Options at December 31, 2005 ($) (1)
Name	in Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Bradley C. Albrechtsen	0	0	31,668	53,332	0	7,600
Thomas J. Martini	0	0	1,667	19,333	0	6,080
Jonathan C. Corn	0	0	3,333	9,667	0	1,140

(1)   On December 30, 2005, the last trading day of the year 2005, the last reported sales price for the Common Stock on the NYSE was $6.69.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership Table

The following table sets forth as of April 1, 2006 the number and percentage of shares of Common Stock held by (i) each of the Named Executive Officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company’s outstanding Common Stock and (iii) all of the Company’s present executive officers and directors as a group:

Beneficial Owner	Common Stock Owned(1)	Percentage of Outstanding
Bradley C. Albrechtsen (2)	65,409	*

Thomas J. Martini (3)	13,225	*

Jonathan C. Corn (4)	6,666	*

Doy B. Henley (5)	119,000	1.1%

David J. Humphreys (6)	7,000	*

Robert B. Lee (7)	602,906	5.8%

Gregory McCaffery (8)	34,162	*

James B. Roszak (9)	61,000	*

FMR Group (10)	1,174,091	11.4%

Bryant R. Riley (11)	945,633	9.1%

Dimensional Fund Advisors Inc. (12)	800,500	7.7%

Beneficial Owner	Common Stock Owned(1)	Percentage of Outstanding
Brandes Investment Partners, LP (13)	769,662	7.4%

Gary N. Siegler (14)	691,470	6.4%

All executive officers and directors as a group (8 in number) (15)	909,368	8.6%

*              Less than one percent.

(1)           Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them.

(2)           Includes 48,333 shares underlying outstanding options exercisable immediately or within 60 days and 2,664 shares held through the Company’s 401(k) plan.

(3)           Includes 3,333 shares underlying options exercisable immediately or within 60 days and 4,192 shares held through the Company’s 401(k) plan.

(4)           Includes 6,666 shares underlying outstanding options exercisable immediately or within 60 days.

(5)           Includes 58,000 shares underlying outstanding options exercisable immediately or within 60 days.

(6)           Includes 5,000 shares underlying outstanding options exercisable immediately or within 60 days.

(7)           Includes 25,000 shares underlying options exercisable immediately or within 60 days. Also includes 136,870 shares of Common Stock owned by Mr. Lee’s wife and 30,000 shares held by Mr. Lee’s daughters, for all of which Mr. Lee disclaims beneficial ownership.

(8)           Includes 33,000 shares underlying outstanding options exercisable immediately or within 60 days.

(9)           Includes 50,000 shares underlying outstanding options exercisable immediately or within 60 days.

(10)         As reported in an Amendment No. 5 to Schedule 13G filed with the SEC on behalf of FMR Group and certain affiliated parties on February 14, 2006.

(11)         As reported in an Amendment No. 1 to Schedule 13D filed with the SEC by Bryant R. Riley and certain affiliated parties on December 2, 2005.

(12)         As reported in an Amendment No. 5 to Schedule 13G filed with the SEC by Dimensional Fund Advisors Inc. on February 6, 2006.

(13)         As reported in Amendment No. 3 to Schedule 13G filed with the SEC by Brandes Investment Partners, LP and certain affiliated parties on February 14, 2006.

(14)         As reported in an Amendment No. 18 to Schedule 13D filed with the SEC on January 4, 2002. Includes (i) 420,000 shares underlying outstanding options held by Mr. Siegler exercisable immediately or within 60 days, (ii) 42,057 shares of Common Stock owned by The Gary N. Siegler Foundation, which shares Mr. Siegler is deemed to beneficially own, and (iii) 143,274 shares of Common Stock owned by certain other entities, which shares Mr. Siegler is deemed to beneficially own because Mr. Siegler controls dispositive and voting power for the shares owned by such entities. Also, reflects the exercise by Mr. Siegler in 2004 of options to acquire 56,669 shares of Common Stock and the expiration in 2004 and 2005 of certain options held by Mr. Siegler.

(15)         Includes the shares underlying stock options reported in notes 2 through 9 above.

Equity Plan Information

The following table summarizes the Company’s equity compensation plan information as of December 31, 2005. Information is included for both equity compensation plans approved by the Company’s stockholders and equity compensation plans not approved by the Company’s stockholders.

Plan Category	(a) Common shares to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Common shares available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by Company stockholders (1)	1,072,996	$9.95	844,276

Equity compensation plans not approved by Company stockholders (2)	7,500	$9.33	—

Totals:	1,080,496	$9.94	844,276

(1)   Please see “Item 11. Executive Compensation - Stock Option Plans” for a description of these plans.

(2)   The only outstanding options not previously approved by the Company’s stockholders were granted in October 1996 pursuant to a separate stock option agreement with a former director of the Company at an exercise price of $9.33. Such option had a term of 10 years.

Item 13. Certain Relationships and Related Transactions

Mr. Robert B. Lee, currently a director of the Company and formerly also an executive officer of the Company, is a partner in a joint venture which is a party to a lease agreement with Country Coach. Pursuant to the agreement, Country Coach leases from the joint venture a parcel of property constituting a majority of Country Coach’s manufacturing facilities. During the year ended December 31, 2005, the Company paid $1.37 million under the lease agreement. In November 2005, the Company exercised its second and final 5-year renewal option with the lease set to expire in November 2010. The lease agreement calls for future payments totaling approximately $6.8 million through the term of the lease. Lease payments are adjusted in accordance with the Consumer Price Index.

Heller Ehrman LLP, a law firm in which Mr. Stephen M. Davis, the Secretary of the Company and a former director, is a shareholder, performed legal services for the Company for which it collected fees of approximately $0.6 million in the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services

Swenson Advisors, LLP served as the Company’s independent public accountant for the fiscal year ending December 31, 2005 and PricewaterhouseCoopers LLP served as the Company’s independent public accountant for the fiscal year ending December 31, 2004 and provided services to the Company in 2005 through the effective date of its dismissal on October 26, 2005. The following table sets forth the fees incurred by the Company for the services of its independent public accountants in 2005 and 2004.

	Fees
Services Rendered	2005	2004
Audit Fees (1)	$1,619,706	$1,880,411
Audit Related Fees	$—	$—
Tax Fees (2)	$7,800	$11,397
All Other Fees	$—	$—

(1)   For professional services rendered for the audit of the Company’s annual financial statements, and the reviews of the financial statements included in the Company’s Forms 10-Q for fiscal years 2005 and 2004.

(2)   For 2005 and 2004, tax services for tax compliance and planning.

The Audit Committee of the Company’s Board of Directors has concluded that the provision of non-audit services listed above is compatible with maintaining the independence of its independent public accountants. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve future audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting.

PART IV

Item 15. Exhibits

3.1	The Company’s Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws of National R.V. Holdings, Inc. (9)
4.1	Specimen-Certificate of Common Stock. (1)
4.2	Amended and Restated Rights Agreement, dated as of November 25, 2005, between National R.V. Holdings, Inc. and Continental Stock Transfer & Trust Company as Rights Agent (9)
10.1	1993 Stock Option Plan. (1)
10.2	1993 Option Plan. (2)
10.3	1995 Stock Option Plan. (3)
10.4	1996 Stock Option Plan. (4)
10.5	1997 Stock Option Plan. (5)
10.6	1999 Stock Option Plan. (6)
10.7	Form of the Company’s Stock Option Grant Agreement. (7)
10.8	CCI Bus Facility Lease Agreement between Sterling Pacific and CCI dated as of November 6, 2003. (7)
10.9	Lee Joint Venture Real Property Lease Agreement between CCI and the Lee Joint Venture dated as of October 12, 1995. (7)
10.10	Lee Joint Venture Real Property Lease Agreement Amendment between the Company and the Lee Joint Venture dated as of November 2, 1999. (7)
10.11	Lee Joint Venture Real Property Lease Renewal Agreement between CCI and the Lee Joint Venture dated as of January 2, 2001. (7)
10.12	Credit Agreement, dated as of August 12, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (8)
10.13	Loan Modification Agreement, dated October 4, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (8)

21.1	List of Subsidiaries. (5)
23.1	Consent of Independent Registered Public Accounting Firm. (10)
23.2	Consent of Independent Registered Public Accounting Firm. (10)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)

Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on August 16, 1993 (File No. 33-67414) as amended by Amendment No. 1 thereto filed on September 22, 1993 and Amendment No. 2 thereto filed on September 29, 1993.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).
(3)	Previously filed as an exhibit to the Company’s Form 10-K for the seven months ended December 31, 1995 filed on March 27, 1996.
(4)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1996.
(5)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997.
(6)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.
(7)	Incorporated by reference from the Company’s 2004 Form 10-K, filed with the SEC on October 11, 2005.
(8)	Incorporated by reference from the Company’s September 2005 Form 10-Q, filed with the SEC on November 8, 2005.
(9)	Incorporated by reference from the Company’s Form 8-K dated November 22, 2005 filed with the SEC on November 28, 2005.
(10)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005, filed with the SEC on March 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.

Dated: April 26, 2006	By	/s/ Thomas J. Martini
Thomas J. Martini,
Chief Financial Officer
(Principal Accounting and Finance Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity in Which Signed	Date

/s/	Doy B. Henley	Chairman of the Board	April 26, 2006
Doy B. Henley

/s/	Bradley C. Albrechtsen	Director, Chief Executive Officer	April 26, 2006
	Bradley C. Albrechtsen	and President (Principal Executive Officer)

/s/	Thomas J. Martini	Chief Financial Officer	April 26, 2006
	Thomas J. Martini	(Principal Accounting and Financial Officer)

/s/	Robert B. Lee	Director	April 26, 2006
Robert B. Lee

/s/	Greg McCaffery	Director	April 26, 2006
Greg McCaffery

/s/	James B. Roszak	Director	April 26, 2006
James B. Roszak

/s/	David J. Humphreys	Director	April 26, 2006
David J. Humphreys