Form 10-Q/A
period 2005-03-31
NATIONAL RV HOLDINGS INC
filed 2006-05-04
CIK 910655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2005 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to restate the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2004 and to restate the consolidated balance sheets as of March 31, 2005 and as of December 31, 2004 as described under the heading “New Restatement” below and to clarify the presentation of the consolidated financial information for the three months ended March 31, 2004 appearing in certain sections of this filing as described under “Clarification of Presentation” below. These restatements were reflected in the Company’s 2004
Form 10-K/A filed on March 21, 2006 and its 2005 Form 10-K filed on March 30, 2006.

New Restatement

The Company is restating the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2004 and is restating the consolidated balance sheets as of March 31, 2005 and as of December 31, 2004 for the correction of accounting for the amortization of certain leasehold improvements. Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” as further clarified by Emerging Issues Task Force (EITF) No. 05-6, “Determining the Amortization Period of Leasehold Improvements,” requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. Although this error was not material to any individual prior period, the cumulative adjustment to correct the error would be material to the quarter in which it were to be corrected. Accordingly, the Company has concluded to restate prior periods to correct this error. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined quarterly expense was increased by $0.01 million in the first quarter of 2004. This restatement is in addition to the prior restatement reflected in the Company’s Original Form 10-Q as described below under “Restatement of Prior Periods Previously Reflected in the Original Form 10-Q.”

Clarification of Presentation

Additionally, the Company is clarifying the presentation of the consolidated statement of operations and the consolidated statement of cash flows for the three months ended March 31, 2004.

In Note 2 to the Consolidated Financial Statements and in Item 2, the Original Form 10-Q presented the consolidated financial information for the three months ended March 31, 2004 under the columns “As Previously Reported” (which represented the originally reported consolidated financial statements adjusted for discontinued operations) followed by “As Restated” (which represented the originally reported consolidated financial statements adjusted for discontinued operations and for the correction of certain errors discussed therein). In order to clarify the presentation of the restated consolidated financial information for the three months ended March 31, 2004, the Company is restating the financial tables on pages 9 and 16 of this Form 10-Q/A to present such information “As Originally Reported” (which represents the originally reported consolidated financial statements for such periods), then “As Restated for Correction of Errors” (which restates such financial information for the correction of certain errors), and finally “As Restated for Correction of Errors and Discontinued Operations” (which includes the reclassification of discontinued operations and the restatements for the correction of certain errors).

Changes Reflected in this Form 10-Q/A

As a result of the restatement and clarifications, the disclosures in the following items related to the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004 have been revised:

Part I, Item 1 – Consolidated Financial Statements and Notes to Consolidated Financial Statements

•                    Consolidated Financial Statements

•                     Note 1 – Basis of Presentation (History of Recent Losses section)

•                     Note 2 – Restatement of a Prior Period

•                     Note 7 – Stock-Based Compensation

•                     Note 8 – Income Taxes

•                    Note 10 – (Loss) Earnings Per Share

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                     Restatement of Financial Statements

•                     Executive Overview

•                    Results of Operations

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

Except for the foregoing restatement and clarified presentation, this Form 10-Q/A continues to describe conditions as presented in the Original Form 10-Q. Except in the sections identified above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

Restatement of Prior Periods Previously Reflected in the Original Form 10-Q

As discussed and included in the Original Form 10-Q, in addition to providing financial statements and other required information for the three months ended March 31, 2005, this Quarterly Report on Form 10-Q/A also includes a restated consolidated statement of operations for the three months ended March 31, 2004, as discussed in Note 2 to the Company’s Consolidated Financial Statements. The Company’s previously issued financial statements for this period should not be relied upon.

As discussed and included in the Original Form 10-Q, the Company is restating the consolidated statement of operations for the three months ended March 31, 2004 in this Form 10-Q/A for the following item:

•                  Correction of accounting for dealer sales incentives

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2005	December 31, 2004
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Restricted cash	25	251
Receivables, less allowance for doubtful accounts of $211 and $137, respectively	36,357	19,976
Inventories	82,874	74,826
Deferred income taxes	1,266	1,291
Note receivable	1,264	2,213
Prepaid expenses	2,715	2,924
Total current assets	124,512	101,492
Property, plant and equipment, net	37,811	37,403
Other assets	1,397	1,338
	$163,720	$140,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,651	$16,612
Accrued expenses	23,167	22,242
Line of credit	15,588	12,690
Book overdraft	9,747	803
Current portion of capital leases	51	51
Total current liabilities	77,204	52,398
Long-term accrued expenses	7,085	7,069
Deferred income taxes	1,266	1,291
Long-term portion of capital leases	179	185
Total liabilities	85,734	60,943

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and Outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	40,320	41,764
Total stockholders’ equity	77,986	79,290
	$163,720	$140,233

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)

Net sales	$125,625	$103,146
Cost of goods sold	120,010	96,063
Gross profit	5,615	7,083
Selling expenses	3,639	2,708
General and administrative expenses	3,252	2,436
Operating (loss) income	(1,276)	1,939
Interest expense	277	62
Other income	(109)	(48)
(Loss) income from continuing operations before income taxes	(1,444)	1,925
Provision for income taxes	—	716
(Loss) income from continuing operations	(1,444)	1,209
Loss from discontinued operations	—	(872)
Income taxes related to discontinued operations	—	324
Loss from discontinued operations, net of taxes	—	(548)
Net (loss) income	$(1,444)	$661

Basic (loss) earnings per common share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total	$(0.14)	$0.06

Diluted (loss) earnings per common share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total	$(0.14)	$0.06

Weighted average number of shares:
Basic	10,335	10,190
Diluted	10,335	10,334

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Cash flows from operating activities
Net (loss) income	$(1,444)	$661
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	933	1,001
Bad debt expense (recovery)	80	(30)
Provision for excess and obsolete inventories	982	372
Gain on asset disposal	(19)	(46)
Deferred income taxes	—	(4)
Changes in assets and liabilities:
Decrease in restricted cash	226	—
Increase in receivables	(16,161)	(3,878)
Increase in inventories	(9,030)	(12,945)
Decrease (increase) in prepaid expenses	209	(347)
Increase in accounts payable	12,039	12,778
Increase in accrued expenses	941	789

Net cash used in operating activities	(11,244)	(1,649)

Cash flows from investing activities
(Increase) decrease in other assets	(59)	95
Repayments on note receivable	649	—
Proceeds from sale of assets	20	1,932
Purchase of property, plant and equipment	(1,342)	(1,341)

Net cash (used in) provided by investing activities	(732)	686

Cash flows from financing activities
Net advances under line of credit	2,898	—
Increase in book overdraft	8,944	—
Principal payments on capital leases	(6)	—
Principal payments on long-term debt	—	(6)
Proceeds from issuance of common stock	140	—

Net cash provided by (used in) financing activities	11,976	(6)
Net decrease in cash and cash equivalents	—	(969)
Cash and cash equivalents, beginning of the year	11	2,059
Cash and cash equivalents, end of period	$11	$1,090

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to
Form 10-Q/A and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. These consolidated financial statements should be read in conjunction with the audited consolidated financial statement for the year ended December 31, 2004 and notes thereto included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on March 21, 2006.

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

History of Recent Losses

The Company experienced a net loss in the first three months of 2005 of $1.4 million compared to a net income of $0.7 million during the same period last year. The Company used cash in operating activities in the first three months of 2005 of $11.2 million compared to a use of cash of $1.6 million for the same period last year.

The Company has incurred net losses of $9.5 million and $8.5 million for the years ended December 31, 2004 and 2003, respectively. The Company has used cash in operating activities of $15.8 million for the year ended December 31, 2004 and provided cash from operating activities of $8.4 million for the year ended December 31, 2003. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With rising fuel prices and continued economic uncertainty, the Company experienced a further decline in demand for its products in 2005. These conditions led the Company to assess its short-term liquidity needs and plans to achieve profitability.

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

NOTE 2 – RESTATEMENT OF A PRIOR PERIOD

The consolidated financial statements have been restated to correct an error related to the amortization of leasehold improvements. Emerging Issues Task Force (EITF) No. 05-6, “Determining the Amortization Period of Leasehold Improvements” requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined quarterly expense was increased by $0.01 million in the first quarter of 2004. Also, as a result of this restatement, the basic net earnings per share amount was reduced to $0.06 from $0.07 and the diluted net earnings per share amount was unchanged.

In addition, the consolidated financial statements for the three months ended March 31, 2004 previously reflected the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The consolidated statement of operations for the three months ended March 31, 2004 has been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products.” As a result of this restatement, both the restated net sales and the restated selling expenses were reduced by $0.69 million. Also, as a result of this restatement, both the basic and diluted net earnings per share amounts were unchanged.

The following table presents the effect of changes in the consolidated statement of operations caused by the restatement (in thousands):

Statement of Operations

	Three Months Ended March 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net sales	$110,438	$109,753	$103,146
Cost of goods sold	$103,151	$103,162	$96,063
Gross profit	$7,287	$6,591	$7,083
Selling expenses	$3,621	$2,936	$2,708
General and administrative expenses	$2,587	$2,588	$2,436
Operating income	$1,079	$1,067	$1,939
Income from continuing operations before income taxes	$1,065	$1,053	$1,925
Provision for income taxes	$396	$392	$716
Income from continuing operations	$669	$661	$1,209
Loss from discontinued operations	$—	$—	$(872)
Income taxes related to discontinued operations	$—	$—	$324
Loss from discontinued operations, net of taxes	$—	$—	$(548)
Net income	$669	$661	$661

	Three Months Ended March 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations

Basic (loss) earnings per common share:
Continuing operations	$0.07	$0.06	$0.12
Discontinued operations	$—	$—	$(0.06)
Total	$0.07	$0.06	$0.06

Diluted (loss) earnings per common share:
Continuing operations	$0.06	$0.06	$0.12
Discontinued operations	$—	$—	$(0.06)
Total	$0.06	$0.06	$0.06

Statement of Cash Flows

	Three Months Ended March 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net income	$669	$661	$661
Depreciation and amortization	$989	$1,001	$1,001
Bad debt recovery	$—	$(30)	$(30)
Provision for excess and obsolete inventories	$—	$372	$372
Deferred income taxes	$—	$(4)	$(4)
Increase in receivables	$(3,908)	$(3,878)	$(3,878)
Increase in inventories	$(12,573)	$(12,945)	$(12,945)

Balance Sheet

	March 31, 2005		December 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Deferred income taxes	$1,269	$1,266	$1,294	$1,291
Total current assets	$124,515	$124,512	$101,495	$101,492
Property, plant and equipment, net	$38,217	$37,811	$37,809	$37,403
Total assets	$164,129	$163,720	$140,642	$140,233
Deferred income taxes (long-term liabilities)	$1,269	$1,266	$1,294	$1,291
Total liabilities	$85,737	$85,734	$60,946	$60,943
Retained earnings	$40,726	$40,320	$42,170	$41,764
Total stockholders’ equity	$78,392	$77,986	$79,696	$79,290
Total liabilities and stockholders’ equity	$164,129	$163,720	$140,642	$140,233

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

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

NOTE 5 – CREDIT FACILITY

At March 31, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At March 31, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit of $15.6 million and $12.7 million, respectively. At March 31, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below). At March 31, 2005, the interest rate on the outstanding borrowings under the line of credit was 6.50%. The weighted average interest rate for the borrowings under the line of credit during the three-month period ended March 31, 2005 and 2004 was 6.19% and 4.80%, respectively.

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

NOTE 7 – STOCK-BASED COMPENSATION

The Company has stock option plans that enable it to offer equity participation to employees, officers and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options.

The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were no options granted for the three-month period ended March 31, 2005 and 236,500 for the three-month period ended March 31, 2004.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, but provides pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (all amounts in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
		(Restated)

(Loss) income from continuing operations	$(1,444)	$1,209
Loss from discontinued operations, net of taxes	—	(548)
Net (loss) income – as reported	(1,444)	661
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	194	122
Pro forma net (loss) income	$(1,638)	$539

Basic (loss) earnings per share as reported:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total basic (loss) earnings per share	(0.14)	0.06
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01
Basic (loss) earnings per share pro forma	$(0.16)	$0.05

	Three Months Ended March 31,
	2005	2004
		(Restated)

Diluted (loss) earnings per share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total diluted (loss) earnings per share	(0.14)	0.06
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01

Diluted (loss) earnings per share pro forma	$(0.16)	$0.05

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the three-month period ended March 31, 2005. The assumptions used to calculate weighted-average fair value are listed below for new grants during the three-month period ended March 31, 2004.

March 31, 2004

Dividend yield	0.0%
Expected volatility	41.0%
Risk-free interest rate	2.74%
Expected lives	4.2 years

NOTE 8 – INCOME TAXES

As of March 31, 2005, the Company has a current deferred tax asset of $1.3 million and a long-term deferred tax liability of $1.3 million. The Company recorded a non-cash charge of $0.6 million during the three months ended March 31, 2005 to increase the valuation allowance to offset the change in net deferred tax assets. As a result, the valuation allowance for deferred tax assets increased from $11.2 million at December 31, 2004 to $11.8 million at March 31, 2005. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings led the Company to conclude that it was more likely than not that all or a portion of the net deferred tax asset will not be realized. The Company expects to record a full valuation allowance on future benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

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

NOTE 10 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share for the three months ended March 31, 2005.

All amounts in thousands except per share amounts.

	Three Months Ended March 31,
	2005	2004
		(Restated)

(Loss) income from continuing operations	$(1,444)	$1,209
Loss from discontinued operations, net of taxes	—	(548)
Net (loss) income	$(1,444)	$661

Basic weighted average common shares outstanding	10,335	10,190
Effect of dilutive stock options	—	144
Diluted weighted average common shares outstanding	10,335	10,334

Basic (loss) earnings per share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total	$(0.14)	$0.06

Diluted (loss) earnings per share:
Continuing operations	$(0.14)	$0.12
Discontinued operations	—	(0.06)
Total	$(0.14)	$0.06

For the three-month periods ended March 31, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 910,327 and 265,300 shares, respectively.

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 2 to the unaudited consolidated financial statements for the periods ended March 31, 2005 and March 31, 2004 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods.

The following table presents the effect of changes in the consolidated statement of operations caused by the restatement (in thousands):

Statement of Operations

	Three Months Ended March 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net sales	$110,438	$109,753	$103,146
Cost of goods sold	$103,151	$103,162	$96,063
Gross profit	$7,287	$6,591	$7,083
Selling expenses	$3,621	$2,936	$2,708
General and administrative expenses	$2,587	$2,588	$2,436
Operating income	$1,079	$1,067	$1,939
Income from continuing operations before income taxes	$1,065	$1,053	$1,925
Provision for income taxes	$396	$392	$716
Income from continuing operations	$669	$661	$1,209
Loss from discontinued operations	$—	$—	$(872)
Income taxes related to discontinued operations	$—	$—	$324
Loss from discontinued operations, net of taxes	$—	$—	$(548)
Net income	$669	$661	$661

Basic (loss) earnings per common share:
Continuing operations	$0.07	$0.06	$0.12
Discontinued operations	$—	$—	$(0.06)
Total	$0.07	$0.06	$0.06

	Three Months Ended March 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Diluted (loss) earnings per common share:
Continuing operations	$0.06	$0.06	$0.12
Discontinued operations	$—	$—	$(0.06)
Total	$0.06	$0.06	$0.06

Statement of Cash Flows

	Three Months Ended March 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net income	$669	$661	$661
Depreciation and amortization	$989	$1,001	$1,001
Bad debt recovery	$—	$(30)	$(30)
Provision for excess and obsolete inventories	$—	$372	$372
Deferred income taxes	$—	$(4)	$(4)
Increase in receivables	$(3,908)	$(3,878)	$(3,878)
Increase in inventories	$(12,573)	$(12,945)	$(12,945)

Balance Sheet

	March 31, 2005		December 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Deferred income taxes	$1,269	$1,266	$1,294	$1,291
Total current assets	$124,515	$124,512	$101,495	$101,492
Property, plant and equipment, net	$38,217	$37,811	$37,809	$37,403
Total assets	$164,129	$163,720	$140,642	$140,233
Deferred income taxes (long-term liabilities)	$1,269	$1,266	$1,294	$1,291
Total liabilities	$85,737	$85,734	$60,946	$60,943
Retained earnings	$40,726	$40,320	$42,170	$41,764
Total stockholders’ equity	$78,392	$77,986	$79,696	$79,290
Total liabilities and stockholders’ equity	$164,129	$163,720	$140,642	$140,233

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, assumptions and estimates that affect the amounts reported. See the discussion of critical accounting policies in our Annual Report on Form 10-K/A for the year ended December 31, 2004. For the quarter ended March 31, 2005, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

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

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Percentage of Net Sales Three Months Ended March 31,
	2005	2004
		(As Restated)
Net sales	100.0%	100.0%
Cost of goods sold	95.5	93.1
Gross profit	4.5	6.9
Selling expenses	2.9	2.6
General and administrative expenses	2.6	2.4
Operating (loss) income	(1.0)	1.9
Interest expense	0.2	0.1
Other income	(0.1)	(0.1)
(Loss) income from continuing operations before income taxes	(1.1)	1.9
Provision for income taxes	0.0	0.7
(Loss) income from continuing operations	(1.1)%	1.2%

Loss from discontinued operations	0.0	(0.9)
Income taxes related to discontinued operations	0.0	0.3
Loss from discontinued operations, net of taxes	0.0	(0.6)
Net (loss) income	(1.1)%	0.6%

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
			(As Restated)

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

Gross profit margin

	2005	Three Months Ended March 31, Percent Change	2004
			(As Restated)

Gross profit	$5,615	(20.7)%	$7,083
Gross profit margin	4.5%		6.9%

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
			(As Restated)

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

General and administrative expenses

	2005	Three Months Ended March 31, Percent Change	2004
			(As Restated)

General and administrative expenses	$3,252	33.5%	$2,436
as a percent of net sales	2.6%		2.4%

General and administrative expenses totaling $3.3 million for the three-month period ended March 31, 2005 were up $0.8 million, or

33.5%, compared to the three-month period ended March 31, 2004. The increase is primarily due to increased personnel costs required to support the increased sales volume and Sarbanes-Oxley Section 404 compliance costs and increased costs in the current year for audit fees.

Interest expense

	2005	Three Months Ended March 31, Percent Change	2004

Interest expense	$277	346.8%	$62
as a percent of net sales	0.2%		0.1%

Interest expense for the three-month periods ended March 31, 2005 and 2004 were $0.3 million and $0.1 million, respectively. The increase in interest expense is a result of increased borrowing on the line of credit as well as rising interest rates directly related to the increases in the prime interest rate by the Federal Reserve.

Other income

	2005	Three Months Ended March 31, Percent Change	2004

Other income	$(109)	127.1%	$(48)
as a percent of net sales	(0.1)%		(0.1)%

Other income for the three-month periods ended March 31, 2005 and 2004 were $0.11 million and $0.05 million, respectively. The increase in other income is the result of interest and fees related to the note receivable.

Provision for (benefit from) income taxes

	2005	Three Months Ended March 31, Percent Change	2004
			(As Restated)

Provision for (benefit from) for income taxes	$—	N/A	$716
as a percent of net sales	0.0%		0.7%

As discussed in Note 8 to the consolidated financial statements included in this Form 10-Q/A, recent cumulative losses, the downturn in current market conditions and its impact on near-term earnings led the Company to conclude that it was more likely than not that its net deferred tax asset will not be realized. As a result, the Company continues to record a full valuation allowance against its net deferred tax assets; consequently, the Company’s current effective tax rate for 2005 is zero. The effective tax rate for the three-month period ended March 31, 2004 was 37.2%.

The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.

Loss from discontinued operations, net of taxes

	2005	Three Months Ended March 31, Percent Change	2004
			(As Restated)

Loss from discontinued operations, net of taxes	$—	N/A	$(548)
as a percent of net sales	0.0%		(0.6)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The loss from discontinued operations, net of taxes, for the three-month period ended March 31, 2004 was $0.5 million.

Liquidity and Capital Resources

At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $0.01 million (excluding restricted cash totaling $0.03 million and $0.25 million, respectively, required to secure a letter of credit in connection with one of the Company’s insurance policies). During the first three months of 2005, the Company financed its operations primarily through its existing working capital and its line of credit with UPS Capital Corporation (UPSC).

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

At March 31, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At March 31, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit of $15.6 million and $12.7 million, respectively. At March 31, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual consolidated financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below).

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduced the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, as defined, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of March 31, 2005, and does not expect to until September 30, 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At March 31, 2005 the interest rate on the outstanding borrowings under the line of credit was 6.50%. The weighted average interest rate for the borrowings under the line of credit during the three-month period ended March 31, 2005 and 2004 was 6.19% and 4.80%, respectively.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve the Company’s earnings and working capital position, including: i) new product introductions in the fourth quarter of 2005 with additional new product and floor plan introductions in the first half of 2006, ii) new dealer additions to fill open market areas or replace under-performing dealers, iii) reductions in all categories of inventory, iv) head count re-balancings to current retail sales-supported production levels, v) engineering reviews of material components for the removal of non-value added items to reduce both material and assembly costs, vi) continued thorough motorhome inspections to improve quality and to more timely report failures, and vii) manufacturing cost reductions resulting from the continued implementation of lean manufacturing concepts.

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

As further discussed in Note 6 to the consolidated financial statements included in this Form 10-Q/A, the Company generally agrees with its dealers’ lenders to repurchase any unsold RVs in the event of various circumstances. The Company’s maximum potential exposure under these agreements approximated $153 million at March 31, 2005. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes”. FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB No. 20 and FAS No. 3” (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

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

In connection with the preparation of its Quarterly Report on Form 10-Q/A, as of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below, which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K/A for the year ended December 31, 2004 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2005.

Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of March 31, 2005:

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

Remediation of Material Weaknesses

As of the filing date of this Form 10-Q/A, the Company had not fully remediated one of the material weaknesses in the Company’s internal control over financial reporting identified as of December 31, 2004 which continued to exist as of March 31, 2005. We have taken the following actions to address the material weaknesses described above:

1. Insufficient personnel resources and technical expertise within its accounting function

Management has assessed the organization of its accounting personnel and the technical expertise within the accounting function. As a result, the Company has established an accounting function at the parent company level. The NRV divisional controller was promoted to Corporate Controller and will be responsible for setting and establishing accounting policies for the Company and its two divisions in accordance with generally accepted accounting principles (“GAAP”) and guidelines required by the Securities and Exchange Commission (“SEC”). To assist the Corporate Controller, the Company has also promoted an individual to a newly created position of Manager of Financial Reporting. In addition, the Company has subscribed to an on-line research tool to assist this group in staying abreast of new accounting pronouncements, proper accounting disclosure and also research technical accounting issues relating to the Company’s ongoing business transactions. At the NRV division, the Company has hired a new Controller and Accounting Manager. As a result of the re-organization of its accounting personnel and increased technical expertise within the accounting function, management believes that these actions will remediate the material weaknesses described in items (a), (b) and (c) above. As of the date of the filing of the 2005 Form 10-K, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting. However, during fiscal year 2006, management has taken a number of steps that it believes will impact the effectiveness of our internal control over financial reporting. Management has not completed its 2006 assessment of internal control over financial reporting. Upon completion of the 2006 assessment, management will report on internal control over financial reporting and the status of remediation.

2. Revenue Recognition

Effective April 1, 2005, the NRV division discontinued the deferred payment arrangement under which it held the manufacturer’s certificate of origin as security for payment. During the second quarter of 2005, the NRV division revised its quarterly closing procedures to strengthen its review of any new agreements or other terms to determine whether the related transactions are accounted for in the proper period. As a result of the discontinued deferred payments arrangements and additional control procedures implemented, management believes that these actions will remediate this material weakness. This material weakness was remediated as of December 31, 2005.

3. Accounting for Sales Incentives

Effective May 31, 2005, the Company changed its method of accounting for sales incentive programs that are paid directly to the dealers’ sales representatives. These sales incentives are now classified as a reduction of revenue rather than as a selling expense. These sales incentives were restated for all years presented in the fiscal year 2004 Form 10-K and have been properly classified in the first and second quarters of fiscal year 2005. As more fully discussed in 1 above, the Company has increased its personnel and expertise within the accounting function. In addition, the Company has revised its quarterly closing procedures to strengthen its review of all existing sales incentive programs to ensure they are accounted for properly. As a result of the re-organization of its accounting personnel and increased technical expertise within the accounting function and additional control procedures implemented, management believes that these actions will remediate this material weakness. This material weakness was remediated as of December 31, 2005.

4. Accounting for Income Taxes

As more fully discussed in 1 above, the Company has recently increased its personnel and technical expertise within the accounting function. In addition, the Company revised its quarterly closing procedures to strengthen its review of the income tax provision to ensure the accuracy of the components of the income tax provision and related deferred income taxes. As a result of the reorganization of its accounting personnel and technical expertise within the accounting function and additional control procedures implemented, management believes that these actions will remediate this material weakness. This material weakness was remediated as of December 31, 2005.

5. Physical inventory process

Beginning with the first quarter of 2005, management increased its training of all personnel involved in the physical inventory process at the NRV division, particularly those individuals performing the data entry function. Additionally, the physical inventory report was revised such that any inventory item, which does not include a corresponding item number, will result in an exception requiring follow-up by management. In addition, the NRV division has implemented enhanced review procedures by senior management of the reconciliation process between the quantities obtained from the physical inventory tags and the quantities obtained from the updated perpetual inventory report. As a result of the increased training of all personnel involved in the physical inventory process, the revision of certain physical inventory reports and additional control procedures implemented, management believes that these actions will remediate this material weakness. This material weakness was remediated as of December 31, 2005.

6. Unrestricted access to programs and data

The NRV division has corrected access rights for known instances in which information technology personnel and users with accounting and reporting responsibilities had access to financial accounting applications programs and data that was incompatible with their functional business requirements. The NRV division is also in the process of refining and developing ongoing processes to ensure that proper access rights are granted, reviewed and maintained in a timely manner. As a result of the correction of access rights of information technology personnel and users with accounting and reporting responsibilities and additional control procedures implemented, management believes that these actions will remediate this material weakness. This material weakness was remediated as of December 31, 2005.

The Company believes that it has improved its disclosure controls and procedures and will be able to remedy the remaining material weakness identified as part of its assessment process at December 31, 2004 and 2005. Notwithstanding the Company’s remediation efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: May 2, 2006	By	/s/ THOMAS J. MARTINI, CPA

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)