Form 10-Q
period 2006-03-31
NATIONAL RV HOLDINGS INC
filed 2006-05-10
CIK 910655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2006
Common stock, par value $0.01 per share	10,339,484

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Restricted cash	201	201
Receivables, less allowance for doubtful accounts of $436 and $392, respectively	31,278	21,533
Inventories	63,868	61,940
Prepaid expenses	2,044	2,359
Deferred income taxes	1,010	1,281
Total current assets	98,412	87,325
Property, plant and equipment, net	38,628	38,457
Other assets	1,524	1,608
Total assets	$138,564	$127,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$6,858	$2,582
Accounts payable	21,722	19,769
Accrued expenses	25,828	26,722
Current portion of capital leases	57	57
Line of credit	19,947	12,059
Total current liabilities	74,412	61,189
Long-term portion of capital leases	159	169
Deferred income taxes	1,010	1,281
Long-term accrued expenses	4,876	5,089
Total liabilities	80,457	67,728

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 issued and outstanding	103	103
Additional paid-in capital	38,062	37,563
Retained earnings	19,942	21,996
Total stockholders’ equity	58,107	59,662
Total liabilities and stockholders’ equity	$138,564	$127,390

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three-Months Ended March 31,
	2006	2005

Net sales	$112,895	$125,625
Cost of goods sold	107,568	120,010
Gross profit	5,327	5,615
Selling expenses	3,254	3,639
General and administrative expenses	3,745	3,252
Operating loss	(1,672)	(1,276)
Interest expense	424	277
Other income	(61)	(109)
Loss before income taxes	(2,035)	(1,444)
Provision for income taxes	19	—
Net loss	$(2,054)	$(1,444)

Loss per common share:
Basic	$(0.20)	$(0.14)
Diluted	$(0.20)	$(0.14)

Weighted average number of shares:
Basic	10,339	10,335
Diluted	10,339	10,335

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three-Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(2,054)	$(1,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	44	80
Reserve and write down of inventories	88	121
Depreciation and amortization	1,065	933
Gain on asset disposal	(6)	(19)
Stock-based compensation	499	—
Changes in assets and liabilities:
Increase in receivables	(9,789)	(16,161)
Increase in inventories	(2,016)	(8,169)
Decrease in prepaid expenses	315	209
Increase in accounts payable	1,953	12,039
Increase (decrease) in accrued expenses	(1,107)	941
Net cash used in operating activities	(11,008)	(11,470)

Cash flows from investing activities:
Decrease in restricted cash	—	226
Repayments on note receivable	—	649
Purchase of property, plant and equipment	(1,338)	(1,342)
Proceeds from sale of assets	127	20
Decrease (increase) in other assets	65	(59)
Net cash used in investing activities	(1,146)	(506)

Cash flows from financing activities:
Increase in book overdraft	4,276	8,944
Principal payments on capital leases	(10)	(6)
Net advances under line of credit	7,888	2,898
Proceeds from issuance of common stock	—	140
Net cash provided by financing activities	12,154	11,976
Net decrease in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of the year	11	11
Cash and cash equivalents, end of period	$11	$11

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

The accompanying consolidated balance sheet as of December 31, 2005, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2006.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring adjustments, to state fairly the consolidated financial position, the results of operations and cash flows for all periods presented, including the elimination of significant intercompany accounts in consolidation. Certain reclassifications have been made to prior period amounts and classification in order to conform to current period presentation.

Seasonal Nature of Business Activities

Results for the interim period are not necessarily indicative of the results for an entire year. Seasonal factors, over which the Company has no control, have an effect on the demand for the Company’s products. Demand in the recreational vehicle (“RV”) industry characteristically declines over the winter season, while sales are generally highest during the spring and summer months.

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

History of Recent Losses

The Company experienced a net loss for the three months ended March 31, 2006 and 2005 of $2.1 million and $1.4 million, respectively. The Company used cash in operating activities for the three months ended March 31, 2006 and 2005 of $11.0 million and $11.5 million, respectively. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With the continued decline of RV industry wholesale shipments, rising interest rates, increased gas prices and continued economic uncertainty, the Company experienced continued net losses for the three months ended March 31, 2006. These conditions combined with recent historical losses led the Company to assess its short-term liquidity needs and plans to achieve profitability.

Management’s initiatives to improve earnings and its working capital position by achieving operational profitability include: (i) introducing new products and floor plans in 2006, (ii) adding new dealers to fill open market areas or replace under-performing dealers, (iii) decreasing overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reducing material and related obsolescence costs, (v) improving manufacturing efficiencies, (vi) further reducing manufacturing and other overhead costs, and (vii) decreasing the costs of warranty.

In order to fund on-going operations through at least March 31, 2007, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line of credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of its available borrowing capacity, the Company believes it has sufficient financial resources to fund its operations through at least March 31, 2007. However, the Company’s ability to meet its obligations beyond March 2007 is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit. If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital. While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

NOTE 2 – INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Finished goods	$7,665	$8,545
Work-in-process	34,097	30,870
Raw materials	19,610	19,289
Chassis	2,496	3,236
Total inventories	$63,868	$61,940

During the three months ended March 31, 2006, the Company recorded a write-down of $0.2 million related to stating inventory at the lower of cost or market. The Company did not incur a significant lower of cost or market adjustment for the three months ended March 31, 2005.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2006	December 31, 2005

Current accrued expenses:
Payroll and other accrued expenses	$8,600	$8,679
Accrued sales incentives	3,806	4,129
Warranty reserve	11,466	11,705
Workers’ compensation self-insurance reserve	1,956	2,209
Total current accrued expenses	$25,828	$26,722

Long-term accrued expenses:
Warranty reserve	$144	$130
Workers’ compensation self-insurance reserve	4,071	4,280
Deferred compensation	661	679
Total long-term accrued expenses	$4,876	$5,089

NOTE 4 – WARRANTY RESERVE

The Company’s warranty reserve, which is included in the consolidated financial statements under “Accrued expenses” caption, is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, as part of the warranty reserve the Company’s recall reserve is established, as necessary, based on management’s estimate of the cost per unit to remedy a given problem and the estimated number of units that will ultimately be brought in for the repair.

The following table summarizes the activity related to the warranty reserve for the three months ended March 31, 2006 and 2005, respectively (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at January 1,	$11,835	$8,505
Accruals for current liabilities and preexisting warranty adjustments	4,170	4,480
Payments in cash or in kind	(4,395)	(4,257)
Balance at March 31,	$11,610	$8,728

NOTE 5 – CREDIT FACILITY

At March 31, 2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $30 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of March 31, 2006, and currently does not expect to meet them until the fourth quarter of 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable.

At March 31, 2006 and December 31, 2005, the Company had outstanding loans under the line of credit of $19.9 million and $12.1 million, respectively. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At March 31, 2006, the interest rate for the borrowings under the line of credit was 8.25%. The weighted average interest rate for the borrowing under the line of credit during the three months ended March 31, 2006 and 2005 were 7.95% and 6.19%, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation:

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law,” product liability and other miscellaneous litigation, all of which are typical in the recreation vehicle industry. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that while the final resolution of any such litigation could have a material adverse effect on the Company’s financial position, results of operations or liquidity in a reporting period, an adequate reserve has been estimated to account for such losses. However, actual results may significantly vary from these estimates.

Recourse of Dealer Financing:

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $176.1 million at March 31, 2006. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

Other Commitments:

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur in May 2006.

NOTE 7 – STOCK BASED COMPENSATION

Stock Option Plans

As of March 31, 2006, the Company had three service-based fixed option plans (the “Plans”): the 1996 Stock Option Plan, the 1997 Stock Option Plan and the 1999 Stock Option Plan. The Plans are further described below:

1996 Stock Option Plan

In October 1996, the Company’s Board of Directors adopted and approved the 1996 Stock Option Plan (the “1996 Option Plan”). The 1996 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Option Plan provides for the award of options to purchase up to 675,000 shares of Common Stock. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1996 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1996 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1996 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish for each participant in the 1996 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the three months ended March 31, 2006, 145,000 options were granted under the 1996 Option Plan.

1997 Stock Option Plan

In June 1997, the Company’s Board of Directors adopted and approved the 1997 Stock Option Plan (the “1997 Option Plan”). The 1997 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1997 Option Plan provides for the award of options to purchase up to 900,000 shares of Common Stock. The 1997 Option Plan is administered by the Board of Directors or, at its option, a committee of the Board of Directors. The Board (or a designated committee) has, subject to the provisions of the 1997 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1997 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1997 Option Plan will have such vesting schedules and expiration dates as the Board (or a designated committee) shall establish for each participant in the 1997 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the three months ended March 31, 2006, no options were granted under the 1997 Option Plan.

1999 Stock Option Plan

The Company’s Board of Directors adopted and approved the 1999 Stock Option Plan in April 1999, which was amended and restated in April 2000 and again in April 2001 (together, the “1999 Option Plan”). The 1999 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1999 Option Plan provides for the award of options to purchase up to 1,150,000 shares of Common Stock. The 1999 Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the provisions of the 1999 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1999 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1999 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish for each participant in the 1999 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the three months ended March 31, 2006, no options were granted under the 1999 Option Plan.

Options granted to non-employee directors generally vest immediately upon grant and generally expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal installments and expire five to ten years from the date of grant. The price of options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant.

Adoption of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) and all related financial statement guidance and interpretations using the modified prospective application transition method. The modified prospective method applies the expense recognition requirements of SFAS No. 123(R) to new awards and to awards outstanding at the effective date and subsequently modified or canceled and does not restate prior periods for comparative purposes. Previously, the Company had accounted for employee stock based compensation using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations and the fair value method for stock option grants that do not meet the requirements for use of the intrinsic value method as proscribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”). Due to the difference in the valuation methods between APB No. 25 and SFAS No. 123(R), the adoption of SFAS No. 123(R) had a significant impact on the Company’s financial position, results of operations and cash flows. For the three months ended March 31, 2006, the Company recognized compensation expenses and additional paid-in-capital of $0.5 million related to the stock-based compensation arrangements.

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) FAS No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS No. 123(R)-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). An entity may make a one-time election to adopt the transition method described in this guidance and may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this guidance, which was November 11, 2005. The Company is in the process of determining whether to adopt the alternative transition method provided in FSP FAS No. 123(R)-3 for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R).

The fair value of service-based stock option awards is estimated on the date of grant using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes model contains certain significant assumptions in order to estimate the fair value of a stock option at the date of grant. The expected term is based on analyses of historical exercise patterns in order to determine the average time in which an option is held before being exercised. The risk free interest rate is based on the U.S. Treasury yield curve for a period consistent with the expected term of the option in effect at the time of grant. The expected volatility is based on the historical volatility of the Company’s common stock over the expected term and considerations regarding expected future volatility of the common stock. The expected dividend is based on the historical dividend rate paid by the Company.

Assumptions used in the Black-Scholes model for stock option grants during the three months ended March 31, 2006 are as follows:

Three Months Ended March 31, 2006
Expected term (in years)	5.0
Risk-free interest rate	4.69%
Expected volatility	45.0%
Weighted average volatility	45.0%
Expected dividend yield	0.0%

Share based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical employee termination rates, which were estimated to be approximately 1% for both officers and directors and 10% for employees at March 31, 2006. The estimated fair value, less the estimated forfeitures are amortized to compensation expense using the straight-line attribution method. In the pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for pre-vesting forfeitures in the pro-forma disclosure, required by SFAS No. 123, as incurred.

A summary of option activity under the Plans for the three months ended March 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at January 1, 2006	1,080	$9.94
Granted	145	6.09
Exercised	—	—
Forfeited	(6)	12.50
Canceled	(3)	12.50
Outstanding at March 31, 2006	1,216	$9.46	4.4
Exercisable at March 31, 2006	982	$9.97	3.2

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $2.79. Because the Plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, there are no compensation costs related to the intrinsic value of share-based compensation.

A summary of the status of the Company’s non-vested shares for the three months ended March 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	310	$3.17
Granted	—	—
Vested	(70)	3.47
Forfeited	(6)	4.56
Non-vested at March 31, 2006	234	$3.05

As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.5 million. Since the Company had net operating loss carryforwards (before valuation) as of March 31, 2006, no excess tax benefit for the tax deductions related to stock-based compensation was recognized for the three months ended March 31, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised for the three months ended March 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Pro-forma Information Required Under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation expense for employee stock options under the intrinsic value method promulgated by APB No. 25 and provided pro-forma disclosure of the fair value method in its interim and annual consolidated financial statements as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) and SFAS No. 123.

For the purposes of pro-forma disclosures required under SFAS No. 123 and SFAS No. 148 for the three months ended March 31, 2005, the estimated value of the stock options were assumed to be amortized to expense over the stock options’ vesting periods. The pro-forma effects of recognizing the compensation expense under the fair value method on net loss and loss per common share for the three months ended March 31, 2005 were as follows (all amounts in thousands, except per share amounts):

Three Months Ended March 31,
2005

Net loss	$(1,444)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	194
Pro forma net loss	$(1,638)

Basic loss per share	$(0.14)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02
Basic loss per share pro forma	$(0.16)

Diluted loss per share	$(0.14)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02
Diluted loss per share pro forma	$(0.16)

Because the Plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, there were no compensation costs related to the intrinsic value of stock options. The Company did not grant stock options during the three months ended March 31, 2005.

NOTE 8 – INCOME TAXES

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that a company’s deferred tax assets will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of deferred tax assets. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. For the three months ended March 31, 2006 and 2005, the Company recorded respective non-cash charges of $0.9 million and $0.6 million to fully reserve against the net deferred tax assets realized during those periods. Allocating the valuation allowance on a pro rata basis, in accordance with SFAS No. 109, resulted in current net deferred tax assets and long-term net deferred tax liabilities of $1.0 million at March 31, 2006 and $1.3 million at December 31, 2005.

NOTE 9 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.

For the three months ended March 31, 2006 and 2005, excluded from the computation of diluted earnings per share were stock options to purchase 1,216,496 and 1,079,804 shares, respectively.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard was applied prospectively. While the adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended March 31, 2006, the requirements of SFAS No. 151 could potentially have a significant future impact based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from theses estimates.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets” (“SFAS No. 153”), which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not significantly affect the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to consolidated financial statement recognition. The Company was required to adopt SFAS No. 123(R) in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. After evaluating the requirements of SFAS No. 123(R), the Company determined to adopt SFAS No. 123(R) using the modified prospective method and use the Black-Scholes model to value service stock option plans that are currently in effect. The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R)

and its related interpretations.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”  (“FIN No. 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”), which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 was effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principles. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued consolidated financial statements is not an accounting change. However, the reporting of a correction of an error involves adjustments to previously issued consolidated financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued consolidated financial statements is also addressed by SFAS No. 154. SFAS No. 154 was required to be adopted in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In August 2005, the FASB issued FASB Staff Position (“FSP”) FSP FAS No. 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” In this FSP, the FASB decided to defer the requirements in SFAS No. 123(R), that make a freestanding financial instrument subject to the recognition and measurement requirements of other accounting principles generally accepted in the United States of America when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In October 2005, the FASB issued FSP FAS No. 123(R)-2, “Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R).” In this FSP, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS No. 123(R). Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS No. 123(R), a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is a unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP) after the grant was approved. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In November 2005, the FASB issued FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of

Share-Based Payment Awards.” This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123(R) and accordingly, the FASB decided to allow a practical exception as documented in this FSP. The guidance in this FSP was effective after the date the FSP was posted to the FASB website. The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In February 2006, the FASB issued FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP amends certain paragraphs in SFAS No. 123(R), and addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. For example, some plans require a company to cash settle an option upon a change in control of the company, or death or disability of the holder. This FSP amends SFAS No. 123(R) to address such situations and concludes that a probability notion be applied. The guidance in this FSP was effective as a company adopted SFAS No. 123(R). If a company had already adopted SFAS No. 123(R), the FASB required retrospective application if a company applied the standard inconsistent with the conclusions in this FSP. The guidance in this FSP was applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipate will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in future reports filed with the Securities and Exchange Commission.

Executive Overview

The following management’s discussion and analysis (“MD & A”) is intended to help the reader understand the results of operations of National RV Holdings, Inc. This MD & A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements contained within this quarterly Form 10-Q filing.

National R.V. Holdings, Inc. (the “Company”) through its two wholly-owned subsidiaries National RV, Inc. (“NRV”) and Country Coach, Inc. (“CCI”), is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes. From its Perris, California facility, NRV designs, manufactures, and markets Class A gas and diesel motorhomes under the Dolphin, Islander, Sea Breeze, Surfside, Tradewinds and Tropical brand names. From its Junction City, Oregon facility, CCI designs, manufactures and markets high-end (Highline) Class A diesel motorhomes under the brand names Affinity, Allure, Inspire, Intrigue, Magna and bus conversions under the Country Coach Prevost brand.

For the three months ended March 31, 2006, the Company incurred a net loss of $2.1 million or $0.20 per share as compared to a net loss of $1.4 million or $0.14 per share for the three months ended March 31, 2005. Despite its losses, the Company increased market share by 11.0% as reported by Statistical Surveys, Inc for the two months ended February 28, 2006 (the most recent period available) as compared to 2005, even though the Class A motorhome industry experienced a 20.2% decline in wholesale shipments as reported by the Recreation Vehicle Industry Association (“RVIA”) for the three months ended March 31, 2006 as compared to 2005. While sales decreased by 10.1%, the Company was able to increase its gross profit percentage through decreased sales incentives and better cost containment. However, the Company incurred additional general and administrative costs, primarily share-based compensation expense recognized under SFAS No. 123(R), which more than offset the increase in the gross profit percentage.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, and all related financial statement guidance and interpretations using the modified prospective application transition method. The modified prospective method applies the expense recognition requirements of SFAS No. 123(R) to new awards and to awards outstanding at the effective date and subsequently modified or canceled and does not restate prior periods for comparative purposes. Previously, the Company had accounted for employee stock-based compensation using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations and the fair value method for stock option grants that do not meet the requirements for use of the intrinsic value method as proscribed by SFAS No. 123. Due to the difference in the valuation methods between APB No. 25 and SFAS No. 123(R), the adoption of SFAS No. 123(R) had a significant impact on the Company’s financial position, results of operations and cash flows. For the three months ended March 31, 2006, the Company recognized compensation expenses and additional paid-in-capital of $0.5 million related to the stock-based compensation arrangements. Because the Company’s stock option plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, no compensation costs related to the intrinsic value of stock options were recognized in periods prior to January 1, 2006.

Share-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2006 is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical employee termination rates, which were estimated to be approximately 1% for both officers and directors and 10% for employees at March 31, 2006. The estimated fair value, less the estimated forfeitures are amortized to compensation expense using the straight-line attribution method. In the pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for pre-vesting forfeitures in the pro-forma disclosure required by SFAS No. 123 as incurred.

As of March 31, 2006, there was $0.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended March 31, 2006 was $0.5 million. Since the Company had net operating loss carryforwards (before valuation) as of March 31, 2006, no excess tax benefit for the tax deductions related to stock-based compensation was recognized for the three months ended March 31, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised for the three months ended March 31, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Looking Forward

The Company continues to focus on growth and profitability. At CCI, the focus is on improving margins through continued investment in manufacturing engineering, while continuing its aggressive product development to maintain its market position of building “The World’s Finest Motor Coaches.” At NRV the focus remains on growth and cost containment. In addition, the Company continues to focus on increasing its dealer body in open markets.

The Company’s continuous re-design and introduction of new product offerings at NRV and CCI are aimed at continuing to increase in the Company’s market share during 2006. The introductions of additional new products are planned at both divisions later in the year. NRV is rolling out its new Pacifica diesel motorhome in second quarter of 2006, while CCI will introduce its new Tribute and Rhapsody lines in the second half of the year.

Cost containment remains a high priority, specifically in the manufacturing cost, warranty and workers’ compensation areas. The Company continues to focus on improving the quality of its motorhomes. Also, the Company has instituted a number of safety programs, which have resulted in measurably reduced workers’ compensation costs. Both NRV and CCI have recently staffed full-time manufacturing engineers to assist in driving efficiency gains.

The Company is continually striving to increase its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction. A continued focus on dealer acquisition and enhanced training programs, such as factory-training programs provide the Company’s customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

The RVIA’s market expansion campaign, GO RVing is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects a continued decline in the industry during 2006.

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of critical accounting policies below and in the Annual Report on Form 10-K for the year ended December 31, 2005. Besides the adoption of SFAS No. 123(R), there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles for the three months ended March 31, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, and all related financial statement guidance and interpretations using the modified prospective application transition method. Under the provisions of SFAS No. 123(R), the fair value of the stock options are estimated using the Black Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model requires managements to make estimates about the term in which the option holder will exercise, the risk free interest rate, volatility of the stock, future dividend yield and pre-vesting forfeiture rates. These estimates are based on historical experience and on various other judgments that management believes to be reasonable under the circumstances. Actual results could significantly differ from theses estimates, and the results of operations could be materially impacted.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Compliance with SFAS No. 151 requires significant judgments and estimates as to what constitutes abnormal amounts of idle facility, freight, handling costs, and wasted materials (spoilage) as well as the threshold of “normal capacity” of a production facility. The requirements of SFAS No. 151 could potentially have a future impact on the Company’s financial position, results of operations and cash flow of the Company based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from theses estimates.

Results of Operations

Comparison of the Results of Operations for the three months ended March 31, 2006 to the three months ended March 31, 2005:

(Amounts in tables are in thousands, except percentages)

Net sales

	2006	Three Months Ended March 31, Percent Change	2005

Net sales	$112,895	(10.1)%	$125,625
as a percent of net sales	100.0%		100.0%

Net sales decreased $12.7 million or 10.1% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Wholesale unit shipments of diesel motorhomes for the three months ended March 31, 2006 were 352, down 13.3% from 406 units for the three months ended March 31, 2005. Shipments of gas motorhomes for the three months ended March 31, 2006 were 368, down 8.2% from 401 units for the three months ended March 31, 2005. The decrease in net sales is due to the overall decrease in wholesale shipments in the Class A market, which were down 20.2% for the three months ended March 31, 2006 compared to 2005.

Gross profit margin

	2006	Three Months Ended March 31, Percent Change	2005

Gross profit	$5,327	(5.1)%	$5,615
Gross profit margin	4.7%		4.5%

The gross profit margin for the three months ended March 31, 2006 was 4.7% compared to a 4.5% gross profit margin for the three months ended March 31, 2005. The primary factors that led to the increase in gross margins were reduced sales incentives and improved production efficiencies.

Selling expenses

	2006	Three Months Ended March 31, Percent Change	2005

Selling expenses	$3,254	(10.6)%	$3,639
as a percent of net sales	2.9%		2.9%

Selling expenses decreased $0.4 million or 10.6% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Selling expenses decreased due to decreased sales commissions, resulting from a decrease in sales, and a reduction in dealer sales incentives, and the decrease was partially offset by increased marketing costs.

General and administrative expenses

	2006	Three Months Ended March 31, Percent Change	2005

General and administrative expenses	$3,745	15.2%	$3,252
as a percent of net sales	3.3%		2.6%

General and administrative expenses totaling $3.7 million for the three months ended March 31, 2006 were up $0.5 million, or 15.2%, compared to the three months ended March 31, 2005. The increase is primarily due to the recognition, for the three months ended March 31, 2006, of share-based payments using the modified prospective application method of SFAS No. 123(R). Share-based compensation was not recognized for the three months ended March 31, 2005, but has been included in the pro-forma information in the Note 7 to consolidated financial statements for comparative purposes.

Interest expense

	2006	Three Months Ended March 31, Percent Change	2005

Interest expense	$424	53.1%	$277
as a percent of net sales	0.4%		0.2%

Interest expense for the three months ended March 31, 2006 and 2005 was $0.4 million and $0.3 million, respectively. The increase in interest expense is a result of increased borrowing on the line of credit as well as rising interest rates directly related to the increases in the prime interest rate by the Federal Reserve.

Liquidity and Capital Resources

The Company incurred net losses of $2.1 million and $1.4 million for the three months ended March 31, 2006 and March 31, 2005, respectively. The Company used $11.0 million and $11.5 million in operating activities for the three months ended March 31, 2006 and 2005, respectively. The RV industry historically has been cyclical and subject to down turns during periods of weak economic conditions. Swings in consumer confidence, rising interest rates, increased gas prices and continued economic uncertainty have led to an overall decline in the RV industry; consequently, the Company experienced continued losses.

During the three months ended March 31, 2006, the Company financed its operations primarily through its existing working capital and line of credit with UPSC and Wells Fargo Bank. At March 31, 2006, the Company had $0.01 million in cash and cash equivalents (excluding restricted cash totaling $0.2 million required to secure a letter of credit in connection with one of the Company’s insurance policies.) The Company had net working capital of $24.0 million and $26.1 million at March 31, 2006 and December 31, 2005, respectively. The decrease in working capital at March 31, 2006 compared to December 31, 2005 was primarily due to an increase in the line of credit of $7.9 million and an increase in book overdraft of $4.3 million, significantly offset by an increase in receivables of $9.7 million.

During the three months ended March 31, 2006, the Company used $11.0 million of cash in its operations, which was primarily due to a net loss of $2.1 million, increases in receivables and inventories of $9.8 million and $2.0 million, respectively, and a decrease in accrued expenses of $1.1 million, partially offset by a $2.0 million increase in accounts payable. During the three months ended March 31, 2005, the Company used $11.5 million of cash in its operations, which was primarily due to a net loss of $1.4 million, $16.2 million and $8.2 million increases in receivables and inventories, respectively, significantly offset by a $12.0 million increase in accounts payable. For the three months ended March 31, 2006, net cash used in investing activities was $1.1 million, which was primarily attributable to purchases of property, plant and equipment. During the three months ended March 31, 2005, net cash used in investing activities was $0.5 million, consisting primarily of $1.3 million in capital expenditures, partially offset by repayments on the note receivable of $0.6 million. Net cash provided by financing activities for the three months ended March 31, 2006 was $12.2 million, primarily due to net advances under the line of credit of $7.9 million and an increase in the book overdraft of $4.3 million. Net cash provided by financing activities for the three months ended March 31, 2005 was $12.0 million, primarily due to an increase in the book overdraft of $8.9 million and net advances under the line of credit of $2.9 million.

At March 31, 2006, the Company had an asset-based revolving credit facility with UPSC and Wells Fargo Bank for $30 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of March 31, 2006, and currently does not expect to meet them until the fourth quarter of 2006. Until these covenants are met, the Company’s borrowing availability under its $40 million facility will be limited to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable.

At March 31, 2006 and December 31, 2005, the Company had outstanding loans under the line of credit of $19.9 million and $12.1 million, respectively. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At March 31, 2006, the interest rate for the borrowings under the line of credit was 8.25%. The weighted average interest rate for the borrowing under the line of credit during the three months ended March 31, 2006 and 2005 were 7.95% and 6.19%, respectively.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: (i) introducing new products and floor plans in 2006, (ii) adding new dealers to fill open market areas or replace under-performing dealers, (iii) decreasing overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reducing material and related obsolescence costs, (v) improving manufacturing efficiencies, (vi) further reducing manufacturing and other overhead costs, and (vii) decreasing the costs of warranty.

In order to fund on-going operations through at least March 31, 2007, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line of credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of the restrictions of the borrowing capacity noted above, the Company believes it has sufficient financial resources to fund its operations through at least March 31, 2007. However, the Company’s ability to meet its obligations beyond March 2007 is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit. If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or additional debt financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital. While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $176.1 million at March 31, 2006. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur in May 2006. The Company believes the combination of internally generated funds and unused borrowing availability will be sufficient to meet this obligation.

Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard was applied prospectively. While the adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company for the three months ended March 31, 2006, the requirements of SFAS No. 151 could potentially have a significant future impact based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from theses estimates.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 was effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 did not significantly affect the financial condition, results of operations or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004),”Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to consolidated financial statement recognition. The Company was required to adopt SFAS No. 123(R) in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. After evaluating the requirements of SFAS No. 123(R), the Company determined to adopt SFAS No. 123(R) using the modified prospective method and use the Black-Scholes model to value service stock option plans that are currently in effect. The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”  (“FIN No. 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision was effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN No. 47 did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements,” which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The provisions of this consensus did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and SFAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principles. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued consolidated financial statements is not an accounting change. However, the reporting of a correction of an error involves adjustments to previously issued consolidated financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued consolidated financial statements is also addressed by SFAS No. 154. SFAS No. 154 was required to be adopted in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In August 2005, the FASB issued FSP FAS No. 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).” In this FSP, the FASB decided to defer the requirements in SFAS No. 123(R), that make a freestanding financial instrument subject to the recognition and measurement requirements of other accounting principles generally accepted in the United States of America when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In October 2005, the FASB issued FSP FAS No. 123(R)-2, “Practical Accommodation to the Application of Grant Date As Defined in FASB Statement No. 123(R).” In this FSP, the FASB is providing companies with a “practical accommodation” when determining the grant date of an award that is subject to the accounting provisions in SFAS No. 123(R), “Share-Based Payment”. Specifically, assuming a company meets all of the other criteria in the definition of grant date in SFAS No. 123(R), a mutual understanding (between the company and the recipient) of the key terms and conditions of an award is presumed to exist at the date the award is approved (in accordance with the company’s normal corporate governance policy) if (1) the award is a unilateral grant meaning that the recipient does not have the ability to negotiate the key terms and conditions of the award, and (2) the key terms and conditions of the award are expected to be communicated to the recipient within a relatively short period of time (as defined in the FSP) after the grant was approved. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In November 2005, the FASB issued FSP FAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides a practical exception when a company transitions to the accounting requirements in SFAS No. 123(R). SFAS No. 123(R) requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the “APIC Pool”), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. The FASB learned that several companies do not have the necessary historical information to calculate the APIC pool as envisioned by SFAS No. 123(R) and accordingly, the FASB decided to allow a practical exception as documented in this FSP. The guidance in this FSP was effective after the date the FSP was posted to the FASB website. The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In February 2006, the FASB issued FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP amends certain paragraphs in SFAS No. 123(R) and addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. For example, some plans require a company to cash settle an option upon a change in control of the company, or death or disability of the holder. This FSP amends SFAS No. 123(R) to address such situations and concludes that a probability notion be applied. The guidance in this FSP was effective as a company adopted SFAS No. 123(R). If a company had already adopted SFAS No. 123(R), the FASB required retrospective application if a company applied the standard inconsistent with the conclusions in this FSP. The guidance in this FSP was applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. The Company does not have any significant risks related to derivative financial instruments or foreign currency translation. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the three months ended March 31, 2006 and 2005 were 7.95% and 6.19%, respectively. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of approximately $0.6 thousand for each $1.0 million borrowed.

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as they are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weakness referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K for the year ended December 31, 2005 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2006.

A material weakness is a control deficiency, or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The Company identified the following material weakness in the Company’s internal control over financial reporting:

Insufficient personnel resources, supervision and training within its accounting function - The Company did not maintain effective controls over the financial reporting process at its CCI division and the related corporate oversight because of insufficient personnel resources, supervision and training within the accounting function. This material weakness resulted in the restatement of the consolidated financial statements to correct an error related to the amortization of leasehold improvements. In addition, this material weakness resulted in audit adjustments to the 2005 annual consolidated financial statements affecting inventory, accounts payable, accrued liabilities, accumulated depreciation and amortization, and the related income statement accounts, primarily cost of goods sold, selling, general and administrative expenses. Additionally, this control deficiency could result in misstatements in the aforementioned accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation of the Material Weakness

During the 2006 fiscal year, management has taken a number of steps that it believes will impact the effectiveness of internal control over financial reporting including the following:

1.               Insufficient personnel resources, supervision and training within its accounting function

Management has assessed the supervision, training and corporate oversight within its accounting function. The Company has undertaken remedial actions that include strengthened controls for the accounting close process, additional divisional staffing and the implementation of procedures to improve the supervision of the divisional accounting staffs. Remedial actions also include additional procedures at corporate to strengthen ongoing reviews of divisional accounting activities through the utilization of its corporate and internal audit staffs.

The Company believes that it will be able to improve its internal control procedures and remedy the material weakness and additional control deficiencies identified as part of its 2005 year-end assessment process. Notwithstanding the Company’s remediation efforts, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there have been no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The risk factor below was disclosed on the Form 10-K and has been updated in connection with this Form 10-Q filing.

For some of our components, we depend on a small group of suppliers, and the loss or business interruption of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins. Further, any defects in the third-party components or raw materials we incorporate into our motorhomes could negatively affect our sales and financial results.

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

In addition to chassis, we incorporate a variety of components and raw materials from third parties into our recreational vehicles. Any defects in these components or raw materials could cause us to incur significant expense in repairing, replacing or finding alternatives to the components or raw materials, could negatively impact the sales of affected motorhomes and could cause a material adverse effect on our financial results and financial condition. In this regard, in April 2006, we identified an issue relating to a supply of defective fiberglass affecting about 50 of our motorhomes in our California work-in-process inventory. Although the supplier has acknowledged the defective product, we are not certain whether the supplier will voluntarily reimburse us to the full extent of our costs in the absence of our seeking legal recourse. Failure on the part of the supplier to indemnify us for our costs resulting from their defective product could negatively affect our financial position, results of operations and cash flows for the second quarter of 2006.

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: May 4, 2006	By	/s/ Thomas J. Martini

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)