Form 10-Q/A
period 2005-06-30
NATIONAL RV HOLDINGS INC
filed 2006-06-23
CIK 910655

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on October 26, 2005 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to restate the consolidated statements of operations for the three and six months ended June 30, 2004, to restate the consolidated statement of cash flows for the six months ended June 30, 2004 and to restate the consolidated balance sheets as of June 30, 2005 and as of December 31, 2004 as described under the heading “New Restatement” below and to clarify the presentation of the consolidated financial information for the three and six months ended June 30, 2004 appearing in certain sections of this filing as described under “Clarification of Presentation” below. These restatements have previously been reflected in the Company’s 2004 Form 10-K/A filed on March 21, 2006 and its 2005 Form 10-K filed on March 30, 2006.

New Restatement

The Company is restating the consolidated statements of operations for the three and six months ended June 30, 2004, restating the consolidated statement of cash flows for the six months ended June 30, 2004 and restating the consolidated balance sheets as of June 30, 2005 and as of December 31, 2004 for the correction of accounting for the amortization of certain leasehold improvements. Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” as further clarified by Emerging Issues Task Force (EITF) No. 05-6, “Determining the Amortization Period of Leasehold Improvements,” requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. Although this error was not material to any individual prior period, the cumulative adjustment to correct the error would be material to the quarter in which it were to be corrected. Accordingly, the Company has concluded to restate prior periods to correct this error. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined expense was increased by $0.02 million and $0.03 million for the three and six months ended June 30, 2004, respectively. This restatement is in addition to the prior restatement reflected in the Company’s Original Form 10-Q as described below under “Restatement of Prior Periods Previously Reflected in the Original Form 10-Q.”

Clarification of Presentation

Additionally, the Company is clarifying the presentation of the restatement of the consolidated statements of operations for the three and six months ended June 30, 2004 and the consolidated statement of cash flows for the six months ended June 30, 2004 as disclosed in Note 2 to the Consolidated Financial Statements.

In Note 2 to the Consolidated Financial Statements and in Item 2, the Original Form 10-Q presented the consolidated financial information for the three and six months ended June 30, 2004 under the columns “As Previously Reported” (which represented the originally reported consolidated financial statements adjusted for discontinued operations) followed by “As Restated” (which represented the originally reported consolidated financial statements adjusted for discontinued operations and for the correction of certain errors discussed therein). In order to clarify the presentation of the restated consolidated financial information for the three and six months ended June 30, 2004, the Company is restating the financial tables on pages 10 and 17 of this Form 10-Q/A to present such information “As Originally Reported” (which represents the originally reported consolidated financial statements for such periods), then “As Restated for Correction of Errors” (which restates such financial information for the correction of certain errors), and finally “As Restated for Correction of Errors and Discontinued Operations” (which includes the reclassification of discontinued operations and the restatements for the correction of certain errors).

Changes Reflected in this Form 10-Q/A

As a result of the restatement and clarifications, the disclosures in the following items related to the three and six months ended June 30, 2005 and 2004 and the year ended December 31, 2004 have been revised:

Part I, Item 1 — Consolidated Financial Statements and Notes to Consolidated Financial Statements

•                    Consolidated Financial Statements

•                     Note 1 — Basis of Presentation (History of Recent Losses section)

•                     Note 2 — Restatement of a Prior Period

•                     Note 7 — Stock-Based Compensation

•                     Note 8 — Income Taxes

•                    Note 10 — (Loss) Earnings Per Share

Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                     Restatement of Financial Statements

•                     Executive Overview

•                    Results of Operations

Part I, Item 4 — Controls and Procedures

Part II, Item 6 — Exhibits

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

Restatement of Prior Periods Previously Reflected in the Original Form 10-Q

As discussed and included in the Original Form 10-Q, in addition to providing financial statements and other required information for the three and six months ended June 30, 2005, this Quarterly Report on Form 10-Q/A also includes restated consolidated statements of operations for the three and six months ended June 30, 2004, as discussed in Note 2 to the Company’s Consolidated Financial Statements. The Company’s previously issued financial statements for this period should not be relied upon.

As discussed and included in the Original Form 10-Q, the Company is restating the consolidated statement of operations for the three and six months ended June 30, 2004 in this Form 10-Q/A for the following item:

•                  Correction of accounting for dealer sales incentives

NATIONAL R.V. HOLDINGS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets — June 30, 2005 and December 31, 2004 (Restated)

Consolidated Statements of Operations Three and Six Months Ended June 30, 2005 and 2004 (Restated)

Consolidated Statements of Cash Flows Six Months Ended June 30, 2005 and 2004 (Restated)

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities

Item 6.	Exhibits

Signature

PART I, ITEM 1
Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2005	December 31, 2004
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$187	$11
Restricted cash	25	251
Receivables, less allowance for doubtful accounts of $210 and $137, respectively	24,201	19,976
Inventories	81,891	74,826
Deferred income taxes	1,086	1,291
Note receivable	484	2,213
Prepaid expenses	1,847	2,924
Total current assets	109,721	101,492
Property, plant and equipment, net	38,472	37,403
Other assets	1,301	1,338
	$149,494	$140,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,063	$16,612
Accrued expenses	26,451	22,242
Line of credit	12,218	12,690
Book overdraft	—	803
Current portion of capital leases	51	51
Total current liabilities	68,783	52,398
Long-term accrued expenses	6,902	7,069
Deferred income taxes	1,086	1,291
Long-term portion of capital leases	171	185
Total liabilities	76,942	60,943

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	34,886	41,764
Total stockholders’ equity	72,552	79,290
	$149,494	$140,233

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$123,225	$119,282	$248,850	$222,428
Cost of goods sold	121,124	109,692	241,134	205,755
Gross profit	2,101	9,590	7,716	16,673
Selling expenses	3,315	2,587	6,954	5,295
General and administrative expenses	3,891	3,145	7,143	5,581
Operating (loss) income	(5,105)	3,858	(6,381)	5,797
Interest expense	311	16	588	78
Other expense (income)	18	1	(91)	(47)
(Loss) income from continuing operations before income taxes	(5,434)	3,841	(6,878)	5,766
Provision for income taxes	—	1,502	—	2,218
(Loss) income from continuing operations	(5,434)	2,339	(6,878)	3,548
Income (loss) from discontinued operations	—	249	—	(623)
Income taxes related to discontinued operations	—	111	—	(213)
Income (loss) from discontinued operations, net of taxes	—	138	—	(410)
Net (loss) income	$(5,434)	$2,477	(6,878)	3,138

Basic (loss) earnings per common share:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.35
Discontinued operations	—	0.01	—	(0.04)
Total	$(0.53)	$0.24	$(0.67)	$0.31

Diluted (loss) earnings per common share:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.34
Discontinued operations	—	0.01	—	(0.04)
Total	$(0.53)	$0.24	$(0.67)	$0.30

Weighted average number of shares:
Basic	10,339	10,197	10,337	10,194
Diluted	10,339	10,440	10,337	10,377

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Cash flows from operating activities
Net (loss) income	$(6,878)	$3,138
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,811	1,963
Bad debt expense (recovery)	93	(16)
Provision for excess and obsolete inventories	1,635	1,179
Gain on asset disposal	(23)	(45)
Deferred income taxes	—	(10)
Changes in assets and liabilities:
Decrease in restricted cash	226	—
Increase in receivables	(4,018)	(10,178)
Increase in inventories	(8,700)	(13,379)
Decrease (increase) in prepaid expenses	1,077	(335)
Increase in accounts payable	13,451	13,030
Increase in accrued expenses	4,042	3,273

Net cash provided by (used in) operating activities	2,716	(1,380)

Cash flows from investing activities
Decrease in other assets	37	21
Repayments on note receivable	1,429	—
Proceeds from sale of assets	32	1,932
Purchase of property, plant and equipment	(2,889)	(2,351)

Net cash used in investing activities	(1,391)	(398)

Cash flows from financing activities
Net payments on line of credit	(472)	—
Decrease in book overdraft	(803)	—
Principal payments on capital leases	(14)	—
Principal payments on long-term debt	—	(12)
Proceeds from issuance of common stock	140	94

Net cash (used in) provided by financing activities	(1,149)	82
Net increase (decrease) in cash and cash equivalents	176	(1,696)
Cash and cash equivalents, beginning of the year	11	2,059
Cash and cash equivalents, end of period	$187	$363

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BASIS OF PRESENTATION

General

The consolidated financial statements include the financial statements of National RV Holdings, Inc. (the “Company”) and its wholly- owned subsidiaries National RV, Inc. (“National RV”) and Country Coach, Inc. (“Country Coach”). As further discussed in Note 9, the operating results of the Travel Trailer division have been reclassified as a discontinued operation for the prior periods.

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

History of Recent Losses

The Company experienced a net loss in the first six months of 2005 of $6.9 million compared to a net income of $3.1 million during the same period last year. The Company provided cash from operating activities in the first six months of 2005 of $2.7 million compared to a use of cash of $1.4 million for the same period last year.

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

NOTE 2 — RESTATEMENT OF A PRIOR PERIOD

The consolidated financial statements have been restated to correct an error related to the amortization of leasehold improvements. Emerging Issues Task Force (EITF) No. 05-6, “Determining the Amortization Period of Leasehold Improvements” requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined expense was increased by $0.02 million and $0.03 million for the three and six months ended June 30, 2004, respectively. Also, as a result of this restatement, both the basic and diluted net earnings per share amounts were unchanged.

In addition, the consolidated financial statements for the three and six months ended June 30, 2004 previously reflected the restatement of certain dealer sales incentives, which include rebates and floorplan interest reimbursement paid to dealers to promote the sale of the product and retail incentives paid directly to dealer retail salespersons to promote the sale of the product and the return of sale and warranty information. The consolidated statements of operations for the three and six months ended June 30, 2004 have been restated to reclassify these sales incentives from selling expenses to a reduction of revenue, as required by EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (including a Reseller) of the Vendor’s Products.” As a result of this restatement, both the restated net sales and the restated selling expenses were reduced by $0.46 million and $1.15 million for the three and six months ended June 30, 2004, respectively. Also, as a result of this restatement, both the basic and diluted net earnings per share amounts were unchanged.

The following table presents the effect of changes in the consolidated statements of operations caused by the restatement (in thousands):

 Statements of Operations

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net sales	$126,408	$125,941	$119,282	$236,846	$235,694	$222,428
Cost of goods sold	$115,738	$115,752	$109,692	$218,889	$218,914	$205,755
Gross profit	$10,670	$10,189	$9,590	$17,957	$16,780	$16,673
Selling expenses	$3,262	$2,796	$2,587	$6,883	$5,732	$5,295
General and administrative expenses	$3,286	$3,287	$3,145	$5,873	$5,875	$5,581
Operating income	$4,122	$4,106	$3,858	$5,201	$5,173	$5,797
Income from continuing operations before income taxes	$4,105	$4,089	$3,841	$5,170	$5,142	$5,766
Provision for income taxes	$1,618	$1,612	$1,502	$2,014	$2,004	$2,218
Income from continuing operations	$2,487	$2,477	$2,339	$3,156	$3,138	$3,548
Income (loss) from discontinued operations	$—	$—	$249	$—	$—	$(623)
Income taxes related to discontinued operations	$—	$—	$111	$—	$—	$(213)
Income (loss) from discontinued operations, net of taxes	$—	$—	$138	$—	$—	$(410)
Net income	$2,487	$2,477	$2,477	$3,156	$3,138	$3,138

Basic (loss) earnings per common share:
Continuing operations	$0.24	$0.24	$0.23	$0.31	$0.31	$0.35
Discontinued operations	—	—	0.01	—	—	(0.04)
Total	$0.24	$0.24	$0.24	$0.31	$0.31	$0.31

Diluted (loss) earnings per common share:
Continuing operations	$0.24	$0.24	$0.23	$0.30	$0.30	$0.34
Discontinued operations	—	—	0.01	—	—	(0.04)
Total	$0.24	$0.24	$0.24	$0.30	$0.30	$0.30

Statement of Cash Flows

	Six Months Ended June 30, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net income	$3,156	$3,138	$3,138
Depreciation and amortization	$1,935	$1,963	$1,963
Bad debt recovery	$—	$(16)	$(16)
Provision for excess and obsolete inventories	$—	$1,179	$1,179
Deferred income taxes	$—	$(10)	$(10)
Increase in receivables	$(10,194)	$(10,178)	$(10,178)
Increase in inventories	$(12,200)	$(13,379)	$(13,379)

Balance Sheets

	June 30, 2005		December 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Deferred income taxes	$1,089	$1,086	$1,294	$1,291
Total current assets	$109,724	$109,721	$101,495	$101,492
Property, plant and equipment, net	$38,878	$38,472	$37,809	$37,403
Total assets	$149,903	$149,494	$140,642	$140,233
Deferred income taxes (long-term liabilities)	$1,089	$1,086	$1,294	$1,291
Total liabilities	$76,945	$76,942	$60,946	$60,943
Retained earnings	$35,292	$34,886	$42,170	$41,764
Total stockholders’ equity	$72,958	$72,552	$79,696	$79,290
Total liabilities and stockholders’ equity	$149,903	$149,494	$140,642	$140,233

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — SUPPLEMENTAL BALANCE SHEET INFORMATION

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

NOTE 5 — CREDIT FACILITY

At June 30, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC (UPS Capital Corporation), which was scheduled to expire in August 2005. At June 30, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit totaling $12.2 million and $12.7 million, respectively. At June 30, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below). At June 30, 2005, the interest rate on the outstanding borrowings under the line of credit was 7.00%. The weighted average interest rate for the borrowings under the line of credit during the six-month period ended June 30, 2005 and 2004 was 6.47% and 4.80%, respectively.

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Tax, Depreciation and Amortization (EBITDA), and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of June 30, 2005, and currently does not expect to until September 30, 2006. Until these covenants are met, the Company’s average borrowings availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — STOCK-BASED COMPENSATION

The Company has stock option plans that enable it to offer equity participation to employees, officers and directors as well as certain non-employees. Stock options may be granted as incentive or nonqualified options. The Company has four fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were no options granted for the three-month and six-month periods ended June 30, 2005. There were 24,000 options granted during the three-month period and 260,500 options granted during the six-month period ended June 30, 2004.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, but provides pro forma disclosures of net loss and loss per share as if the fair value method had been applied.

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

(Loss) income from continuing operations	$(5,434)	$2,339	$(6,878)	$3,548
Income (loss) from discontinued operations, net of taxes	—	138	—	(410)
Net (loss) income - as reported	(5,434)	2,477	(6,878)	3,138
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	147	170	341	289
Pro forma net (loss) income	$(5,581)	$2,307	$(7,219)	$2,849

Basic (loss) earnings per share as reported:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.35
Discontinued operations	—	0.01	—	(0.04)
Total basic (loss) earnings per share	(0.53)	0.24	(0.67)	0.31
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.01	0.03	0.03
Basic earnings (loss) per share pro forma	$(0.54)	$0.23	$(0.70)	$0.28

Diluted (loss) earnings per share as reported:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.34
Discontinued operations	—	0.01	—	(0.04)
Total diluted (loss) earnings per share	(0.53)	0.24	(0.67)	0.30
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.02	0.03	0.03
Diluted earnings (loss) per share pro forma	$(0.54)	$0.22	$(0.70)	$0.27

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. There were no new stock option grants during the six-month period ended June 30, 2005. The assumptions used to calculate weighted-average fair value are listed below for new grants during the three-month period ended June 30, 2004.

June 30, 2004
Dividend yield	0.0%
Expected volatility	41.0%
Risk-free interest rate	3.45%
Expected lives	4.0 years

NOTE 8 — INCOME TAXES

As of June 30, 2005, the Company has a current deferred tax asset of $1.1 million and a long-term deferred tax liability of $1.1 million. During the three and six-month periods ended June 30, 2005, the Company recorded a non-cash charge of $1.8 million and $2.4 million, respectively, to increase the valuation allowance to offset the change in net deferred tax assets. As a result, the valuation allowance for deferred tax assets increased from $11.2 million at December 31, 2004 to $13.6 million at June 30, 2005. Recent cumulative losses, the downturn in current market conditions and its impact on near term earnings led the Company to conclude that it was more likely than not that all or a portion of the net deferred tax asset will not be realized. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

NOTE 9 — DISCONTINUED OPERATIONS

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. In addition, the Company recognized a $0.3 million gain on the sale. Weekend Warrior paid $0.5 million at closing with the balance to be paid in ten equal monthly payments. Furthermore, a payment of 1% of monthly sales for other assets and trademarks will be made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which has been included in note receivable in the accompanying consolidated balance sheets. The Company also entered into a sublease agreement, which allows Weekend Warrior to lease a portion of the Company’s facilities for up to twelve months. Net sales from discontinued operations were $6.7 million and $13.3 million for the three and six months ended June 30, 2004.

NOTE 10 — (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share reflect the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2005.

All amounts in thousands except per share amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

(Loss) income from continuing operations	$(5,434)	$2,339	$(6,878)	$3,548
Income (loss) from discontinued operations, net of taxes	—	138	—	(410)
Net (loss) income	$(5,434)	$2,477	$(6,878)	$3,138

Basic weighted average common shares outstanding	10,339	10,197	10,337	10,194
Effect of dilutive stock options	—	243	—	183

Diluted weighted average common shares outstanding	10,339	10,440	10,337	10,377

Basic (loss) earnings per share:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.35
Discontinued operations	—	0.01	—	(0.04)
Total	$(0.53)	$0.24	$(0.67)	$0.31

Diluted (loss) earnings per share:
Continuing operations	$(0.53)	$0.23	$(0.67)	$0.34
Discontinued operations	—	0.01	—	(0.04)
Total	$(0.53)	$0.24	$(0.67)	$0.30

For the three months ended June 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 911,844 shares and 12,000 shares, respectively. For the six months ended June 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 911,844 shares and 227,000 shares, respectively.

NOTE 11 — SUBSEQUENT EVENTS

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 2 to the unaudited consolidated financial statements for the periods ended June 30, 2005, December 31, 2004 and June 30, 2004 contained herein. Accordingly, certain of the data set forth in this section is not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods.

The following table presents the effect of changes in the consolidated statements of operations caused by the restatement (in thousands):

Statements of Operations

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net sales	$126,408	$125,941	$119,282	$236,846	$235,694	$222,428
Cost of goods sold	$115,738	$115,752	$109,692	$218,889	$218,914	$205,755
Gross profit	$10,670	$10,189	$9,590	$17,957	$16,780	$16,673
Selling expenses	$3,262	$2,796	$2,587	$6,883	$5,732	$5,295
General and administrative expenses	$3,286	$3,287	$3,145	$5,873	$5,875	$5,581
Operating income	$4,122	$4,106	$3,858	$5,201	$5,173	$5,797
Income from continuing operations before income taxes	$4,105	$4,089	$3,841	$5,170	$5,142	$5,766
Provision for income taxes	$1,618	$1,612	$1,502	$2,014	$2,004	$2,218
Income from continuing operations	$2,487	$2,477	$2,339	$3,156	$3,138	$3,548
Income (loss) from discontinued operations	$—	$—	$249	$—	$—	$(623)
Income taxes related to discontinued operations	$—	$—	$111	$—	$—	$(213)
Income (loss) from discontinued operations, net of taxes	$—	$—	$138	$—	$—	$(410)
Net income	$2,487	$2,477	$2,477	$3,156	$3,138	$3,138

Basic (loss) earnings per common share:
Continuing operations	$0.24	$0.24	$0.23	$0.31	$0.31	$0.35
Discontinued operations	—	—	0.01	—	—	(0.04)
Total	$0.24	$0.24	$0.24	$0.31	$0.31	$0.31

Diluted (loss) earnings per common share:
Continuing operations	$0.24	$0.24	$0.23	$0.30	$0.30	$0.34
Discontinued operations	—	—	0.01	—	—	(0.04)
Total	$0.24	$0.24	$0.24	$0.30	$0.30	$0.30

Statement of Cash Flows

	Six Months Ended June 30, 2004
	As Originally Reported	As Restated for Correction of Errors	As Restated for Correction of Errors and Discontinued Operations
Net income	$3,156	$3,138	$3,138
Depreciation and amortization	$1,935	$1,963	$1,963
Bad debt recovery	$—	$(16)	$(16)
Provision for excess and obsolete inventories	$—	$1,179	$1,179
Deferred income taxes	$—	$(10)	$(10)
Increase in receivables	$(10,194)	$(10,178)	$(10,178)
Increase in inventories	$(12,200)	$(13,379)	$(13,379)

Balance Sheets

	June 30, 2005		December 31, 2004
	As Originally Reported	As Restated for Correction of Errors	As Originally Reported	As Restated for Correction of Errors
Deferred income taxes	$1,089	$1,086	$1,294	$1,291
Total current assets	$109,724	$109,721	$101,495	$101,492
Property, plant and equipment, net	$38,878	$38,472	$37,809	$37,403
Total assets	$149,903	$149,494	$140,642	$140,233
Deferred income taxes (long-term liabilities)	$1,089	$1,086	$1,294	$1,291
Total liabilities	$76,945	$76,942	$60,946	$60,943
Retained earnings	$35,292	$34,886	$42,170	$41,764
Total stockholders’ equity	$72,958	$72,552	$79,696	$79,290
Total liabilities and stockholders’ equity	$149,903	$149,494	$140,642	$140,233

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

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	98.3	92.0	96.9	92.5
Gross profit	1.7	8.0	3.1	7.5
Selling expenses	2.7	2.2	2.8	2.4
General and administrative expenses	3.1	2.6	2.9	2.5
Operating (loss) income	(4.1)	3.2	(2.6)	2.6
Interest expense	0.3	0.0	0.2	0.0
Other expense (income)	0.0	0.0	(0.0)	(0.0)
(Loss) income from continuing operations before income taxes	(4.4)	3.2	(2.8)	2.6
Provision for income taxes	0.0	1.2	0.0	1.0
(Loss) income from continuing operations	(4.4)	2.0	(2.8)	1.6
(Income) loss from discontinued operations	0.0	(0.2)	0.0	0.3
Income taxes related to discontinued operations	0.0	0.1	0.0	(0.1)
Income (loss) from discontinued operations, net of taxes	0.0	0.1	0.0	(0.2)
Net (loss) income	(4.4)%	2.1%	(2.8)%	1.4%

During the second quarter of 2005, the Company incurred a loss of $5.4 million compared to income of $2.3 million from continuing operations for the same quarter last year. The second quarter of 2005 loss per diluted share was $0.53 compared to earnings per diluted share from continuing operations of $0.23 for the second quarter of 2004. The loss from continuing operations for the first six months ended June 30, 2005 was $6.9 million, or $0.67 per diluted share, as compared to income of $3.5 million from continuing operations, or $0.34 per diluted share, for the first six months ended June 30, 2004.

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

Results of Operations

Comparison of Continuing Operations for the Three and Six Months Ended June 30, 2005 to the Three and Six Months Ended June 30, 2004:

(Amounts in tables are in thousands, except percentages)

Net sales

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)
Net sales	$123,225	3.3%	$119,282	$248,850	11.9%	$222,428
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

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

Gross profit and gross profit margin

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)
Gross profit	$2,101	(78.1)%	$9,590	$7,716	(53.7)%	$16,673
Gross profit margin	1.7%	(78.8)%	8.0%	3.1%	(58.7)%	7.5%

The gross profit margin for the three-month period ended June 30, 2005 was 1.7% compared to an 8.0% gross margin for the same period last year. For the first six months of 2005, the gross profit margin was 3.1% compared to a 7.5% gross profit margin for the same period last year. The primary factors that led to the decrease in gross margins were higher sales incentives, higher warranty costs, and production inefficiencies, partially offset by reduced workers’ compensation costs.

Selling expenses

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)
Selling expenses	$3,315	28.1%	$2,587	$6,954	31.3%	$5,295
as a percent of net sales	2.7%		2.2%	2.8%		2.4%

Selling expenses increased $0.7 million or 28.1% for the three-month period ended June 30, 2005 over the same period last year. Selling expenses for the six months ended June 30, 2005 increased $1.7 million or 31.3% over the same period last year. Selling expenses increased mainly due to higher media and marketing costs to support the Company’s dealer expansion and other initiatives, higher dealer convention expenses, and higher sales commissions resulting from higher sales.

General and administrative expenses

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)
General and administrative expenses	$3,891	23.7%	$3,145	$7,143	28.0%	$5,581
as a percent of net sales	3.1%		2.6%	2.9%		2.5%

General and administrative expenses totaling $3.9 million for the three-month period ended June 30, 2005 were up $0.7 million, or 23.7%, compared to the same period last year. For the first six months of 2005, general and administrative expenses were $7.1 million, representing an increase of $1.6 million, or 28.0%, compared to the same period last year. The increase in general and administrative expenses is due to higher audit and professional fees, as well as higher staffing levels to support increased sales and production and increased staffing to support ongoing Sarbanes-Oxley compliance.

Interest expense

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
Interest expense	$311	1,843.8%	$16	$588	653.8%	$78
as a percent of net sales	0.3%		0.0%	0.2%		0.0%

Interest expense for the three-month periods ended June 30, 2005 and 2004 was $0.31 million and $0.02 million, respectively. For the first six months of 2005, interest expense was $0.59 million compared to $0.08 million for the same period last year. The increase in interest expense is attributable to higher borrowings on the line of credit when compared to the same period last year.

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

Provision for income taxes

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)
Provision for income taxes	$—	(100.0)%	$1,502	$—	(100.0)%	$2,218
as a percent of net sales	0.0%		1.2%	0.0%		1.0%

As discussed in Note 8 to the consolidated financial statements included in this Form 10-Q/A, recent cumulative losses, the downturn in current market conditions and its impact on near-term earnings led the Company to conclude that it was more likely than not that its net deferred tax asset will not be realized. As a result, the Company continues to record a full valuation allowance against its net deferred tax assets; consequently, the Company’s current effective tax rate for 2005 is zero. The effective tax rate for the three and six months ended June 30, 2004 was 39.4% and 39.0%, respectively. The Company expects to record a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability.

Income (loss) from discontinued operations, net of taxes

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)
Income (loss) from discontinued operations, net of taxes	$—	(100.0)%	$138	$—	(100.0)%	$(410)
as a percent of net sales	0.0%		0.1%	0.0%		(0.2)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The income from discontinued operations for the three-month period ended June 30, 2004 was $0.1 million. The loss for the six months ended June 30, 2004 was $0.4 million.

Liquidity and Capital Resources

At June 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $0.19 million and $0.01 million (excluding restricted cash totaling $0.03 million and $0.25 million, respectively, required to secure a letter of credit in connection with one of the Company’s insurance policies), respectively. During the first six months of 2005, the Company financed its operations primarily through its existing working capital and its line of credit with UPS Capital Corporation (UPSC).

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

At June 30, 2005, the Company had an asset-based revolving credit facility of $20 million with UPSC, which was scheduled to expire in August 2005. At June 30, 2005 and December 31, 2004, the Company had outstanding loans under the line of credit of $12.2 million and $12.7 million, respectively. At June 30, 2005, the Company was in default with the covenant requiring delivery of the Company’s annual financial statements within a required period of time and on that date the Company received an extension letter from UPSC waiving the default on the Company’s required delivery date of its annual financial statements and extending the required delivery date of the annual financial statements to August 31, 2005 (which date was extended to December 15, 2005 as part of the execution of the new credit facility discussed below).

On August 12, 2005, the original facility was replaced by a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company effected such an increase in the amount of the credit facility from $25 million to $30 million. The new credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The new credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of June 30, 2005, and does not expect to until September 30, 2006. Until these covenants are met, the Company’s average borrowings availability under its $40 million facility is limited to an amount between $27 to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At June 30, 2005 the interest rate on the outstanding borrowings under the line of credit was 7.00%. The weighted average interest rate for the borrowings under the line of credit during the six-month period ended June 30, 2005 and 2004 was 6.47% and 4.80%, respectively.

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

NATIONAL R.V. HOLDINGS, INC.
PART I, ITEM 4 — CONTROLS AND PROCEDURES

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

In connection with the preparation of its Quarterly Report on Form 10-Q, as of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below, which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K/A for the year ended December 31, 2004 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2005.

Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of June 30, 2005:

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

2. Revenue Recognition — The Company did not maintain effective controls over the timing of the revenue recognition related to the sale of certain motorhomes at its NRV division. Specifically, under a deferred payment arrangement the Company held the manufacturer’s certificate of origin as security for payment. This control deficiency resulted in the restatement of the Company’s third quarter 2004 consolidated financial statements to correct the timing of revenue recognition. This control deficiency also resulted in audit adjustments to the 2004 annual consolidated financial statements. Additionally, this control deficiency could result in a misstatement of revenue and deferred revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Remediation of Material Weaknesses

As of the filing date of this Form 10-Q/A, the Company had not fully remediated one of the material weaknesses in the Company’s internal control over financial reporting identified as of December 31, 2004 which continued to exist as of June 30, 2005. We have taken the following actions to address the material weaknesses described above:

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: June 23, 2006	By	/s/ THOMAS J. MARTINI
Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)