Form 10-Q
period 2006-06-30
NATIONAL RV HOLDINGS INC
filed 2006-08-14
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July26, 2006
Common stock, par value $0.01 per share	10,339,484

NATIONAL R.V. HOLDINGS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4	$11
Restricted cash	380	201
Receivables, less allowance for doubtful accounts of $503 and $392, respectively	32,190	21,533
Inventories	72,323	61,940
Prepaid expenses	3,241	2,359
Deferred income taxes	1,072	1,281
Total current assets	109,210	87,325
Property, plant and equipment, net	39,074	38,457
Other assets	1,369	1,608
Total assets	$149,653	$127,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$10,461	$2,582
Accounts payable	24,597	20,218
Accrued expenses	25,668	26,273
Current portion of capital leases	60	57
Line of credit	32,291	12,059
Total current liabilities	93,077	61,189
Long-term portion of capital leases	148	169
Deferred income taxes	1,072	1,281
Long-term accrued expenses	4,280	5,089
Total liabilities	98,577	67,728

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 issued and outstanding	103	103
Additional paid-in capital	38,160	37,563
Retained earnings	12,813	21,996
Total stockholders’ equity	51,076	59,662
Total liabilities and stockholders’ equity	$149,653	$127,390

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three-Months Ended June 30,		Six-Months Ended June 30,
	2006	2005	2006	2005

Net sales	$110,214	$123,225	$223,108	$248,850
Cost of goods sold	110,272	121,124	217,840	241,134
Gross profit (loss)	(58)	2,101	5,268	7,716
Selling expenses	3,373	3,315	6,627	6,954
General and administrative expenses	3,100	3,891	6,844	7,143
Operating loss	(6,531)	(5,105)	(8,203)	(6,381)
Interest expense	610	311	1,034	588
Other expense (income)	(30)	18	(91)	(91)
Loss before income taxes	(7,111)	(5,434)	(9,146)	(6,878)
Provision for income taxes	18	—	37	—
Net loss	$(7,129)	$(5,434)	$(9,183)	(6,878)

Loss per common share:
Basic	$(0.69)	$(0.53)	$(0.89)	$(0.67)
Diluted	$(0.69)	$(0.53)	$(0.89)	$(0.67)

Weighted average number of shares:
Basic	10,339	10,339	10,339	10,337
Diluted	10,339	10,339	10,339	10,337

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(9,183)	$(6,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	92	93
Reserve and write down of inventories	3,257	1,635
Depreciation and amortization	2,044	1,811
(Gain) loss on asset disposal	10	(23)
Stock-based compensation	597	—
Changes in assets and liabilities:
Increase in receivables	(10,749)	(4,018)
Increase in inventories	(13,640)	(8,700)
(Increase) decrease in prepaid expenses	(882)	1,077
Increase in accounts payable	4,379	11,996
(Decrease) increase in accrued expenses	(1,414)	5,497
Net cash (used for) provided by operating activities	(25,489)	2,490

Cash flows from investing activities:
(Increase) decrease in restricted cash	(179)	226
Repayments on note receivable	—	1,429
Purchase of property, plant and equipment	(2,760)	(2,889)
Proceeds from sale of assets	128	32
Decrease in other assets	200	37
Net cash used in investing activities	(2,611)	(1,165)

Cash flows from financing activities:
Increase (decrease) in book overdraft	7,879	(803)
Principal payments on capital leases	(18)	(14)
Net receipts (payments) on the line of credit	20,232	(472)
Proceeds from issuance of common stock	—	140
Net cash provided by (used for) financing activities	28,093	(1,149)
Net (decrease) increase in cash and cash equivalents	(7)	176
Cash and cash equivalents, beginning of the year	11	11
Cash and cash equivalents, end of period	$4	$187

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

Use of Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses for each period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions.

History of Recent Losses

The Company experienced net losses for the three months ended June 30, 2006 and 2005 of $7.1 million and $5.4 million, respectively, and for the six months ended June 30, 2006 and 2005 the Company experienced net losses of  $9.2 million and $6.9 million, respectively. For the six months ended June 30, 2006, the Company used $25.5 million of cash in operating activities and for the six months ended June 30, 2005 the Company provided $2.5 million of cash from operating activities. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With the continued decline of RV industry wholesale shipments, rising interest rates, increased gas prices and continued economic uncertainty, the Company experienced continued net losses for the three and six months ended June 30, 2006. These conditions combined with recent historical losses led the Company to assess its short-term liquidity needs and plans to achieve profitability.

Management’s initiatives to improve the Company’s earnings and working capital position by achieving operational profitability include: (i) introducing new products and floor plans in 2006, (ii) adding new dealers to fill open market areas or replace under-performing dealers, (iii) decreasing overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reducing material and related obsolescence costs, (v) improving manufacturing efficiencies, (vi) further reducing manufacturing and other overhead costs and (vii) decreasing the costs of warranty.

In order to fund on-going operations through at least the next twelve months, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt financings it may be able to complete until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of its available borrowing capacity, the Company believes it has sufficient financial resources to fund its operations through at least the next twelve months. However, the Company’s ability to meet its obligations beyond the next twelve months is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its existing line of credit. If management is unable to successfully implement the Company’s operational profitability plan or the Company’s existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate or additional debt financing, equity financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  In order to lessen the Company’s reliance on its existing line of credit to fund its day-to-day operations and to improve its working capital position, the Company is actively pursuing long-term debt financing opportunities. There can be no assurance that any such long-term financing will be available on acceptable terms and conditions or that the Company will be successful in obtaining such financing.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Inventories:
Raw materials	$23,452	$19,289
Chassis	6,020	3,236
Work-in-process	31,869	30,870
Finished goods	10,982	8,545
Total inventories	$72,323	$61,940

For the three months ended June 30, 2006 and 2005, the Company recorded a write-down of inventories to the lower of cost or market of $3.1 million and $0.3 million, respectively. A total of $1.7 million of the $3.1 million write-down was for units in inventory affected by the defective fiberglass as discussed below in Note 6. For the six months ended June 30, 2006, the Company recorded a write-down of inventories to the lower of cost or market of $3.3 million and $0.4 million, respectively.

NOTE 3 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2006	December 31, 2005

Current accrued expenses:
Accrued compensation and related taxes	$6,405	$7,913
Accrued sales incentives	3,995	4,129
Warranty reserve	12,272	11,705
Workers’ compensation self-insurance reserve	1,546	2,209
Other accrued expenses	1,450	766
Total current accrued expenses	$25,668	$26,722

Long-term accrued expenses:
Warranty reserve	$128	$130
Workers’ compensation self-insurance reserve	3,539	4,280
Deferred compensation	613	679
Total long-term accrued expenses	$4,280	$5,089

NOTE 4 — WARRANTY RESERVE

The Company’s warranty reserve, which is included in the consolidated financial statements under the “Accrued expenses” caption, is established based on the Company’s best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, as part of the warranty reserve the Company’s recall reserve is established, as necessary, based on management’s estimate of the cost per unit to remedy a given problem and the estimated number of units that will ultimately be brought in for the repair.

The following table summarizes the activity related to the warranty reserve for the six months ended June 30, 2006 and 2005, respectively (in thousands):

	Six Months Ended June 30,
	2006	2005
Balance at January 1,	$11,835	$9,270
Warranties issued during the period and changes in liability for pre-existing warranties	9,059	9,792
Settlements made during the period	(8,494)	(8,385)
Balance at June 30,	$12,400	$10,677

NOTE 5 — CREDIT FACILITY

At June 30, 2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $40 million, after exercising two consecutive $5 million increases to the line of credit in May and June 2006. At June 30, 2006, the credit facility was collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. On August 10, 2006, the Company entered into an amendment of its credit facility in order to temporarily increase the credit line to $50 million through September 30, 2006. Borrowing availability will continue to be based on eligible accounts receivable and inventory. The Company estimates that availability during the time when the credit line will be temporarily increased will range from $40 to $47 million.  The amendment provides that the $50 million credit facility is reduced incrementally to the original $40 million over a five-week period to be completed the last week in September.  The amendment also provides that all financial covenants are waived for the months of July, August and September of 2006. In connection with the amendment, the Company provided its Perris, California real estate as collateral to secure the credit facility.

At June 30, 2006 and December 31, 2005, the Company had outstanding loans under the line of credit of $32.3 million and $12.1 million, respectively. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At June 30, 2006, the interest rate for the borrowings under the line of credit was 8.75%. The weighted average interest rate for the borrowings on the credit facility during the three months ended June 30, 2006 and 2005 were 8.51% and 6.74%, respectively. The weighted average interest rate for the borrowings on the credit facility during the six months ended June 30, 2006 and 2005 were 8.26% and 6.47%, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Contingent Liabilities Related to Faulty Material Used in Manufacture:

In April 2006, the Company identified an issue relating to a supply of defective fiberglass which it estimated to affect approximately 50 motorhomes at the National RV subsidiary. Since these initial estimates, the Company has found approximately 20 additional defective units. Management has made its best efforts to identify all affected units as of August 10, 2006. However, there may still be be additional unidentified units that management cannot reasonably estimate; consequently, no reserve has been recorded for potential future losses on the repair and resale of unidentified defective units in the consolidated financial statements for the three and six months ended June 30, 2006.    On June 29, 2006, NRV filed a civil action in the Riverside County, California Superior Court against the supplier of the defective fiberglass.  The lawsuit seeks, among other remedies, compensatory damages for the repair costs and diminution in value of the affected motorhomes, lost profits, loss of goodwill, and other damages incurred by NRV arising from the defective material.  There can be no assurance that the Company will be successful in the lawsuit or that the Company will be able to recover all of the costs incurred as a result of the defective material.

Recall:

In June 2006, Country Coach determined that certain tires installed on some motorhomes between 1995 and 2001 were defective. As a result, Country Coach is conducting a recall to replace these tires. For the three and six months ended June 30, 2006, the Company reserved $1.1 million as an initial estimate of the cost of the recall. The Company intends to seek recovery of most of those costs from the tire manufacturer.

Recourse of Dealer Financing:

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $167.0 million at June 30, 2006. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

Other Commitments:

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur before February 2007.

NOTE 7 — STOCK BASED COMPENSATION

Stock Option Plans

As of June 30, 2006, the Company had three service-based fixed option plans (the “Plans”): the 1996 Stock Option Plan, the 1997 Stock Option Plan and the 1999 Stock Option Plan. The Plans are further described below:

1996 Stock Option Plan

In October 1996, the Company’s Board of Directors adopted and approved the 1996 Stock Option Plan (the “1996 Option Plan”). The 1996 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Option Plan provides for the award of options to purchase up to 675,000 shares of Common Stock. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1996 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1996 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the United States of America Internal Revenue Service (“IRS”) Code) and non-incentive stock options. Options granted pursuant to the 1996 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish for each participant in the 1996 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. There were no options granted under the 1996 Option Plan for the three months ended June 30, 2006 and 145,000 options granted for the six months ended June 30, 2006.

1997 Stock Option Plan

In June 1997, the Company’s Board of Directors adopted and approved the 1997 Stock Option Plan (the “1997 Option Plan”). The 1997 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1997 Option Plan provides for the award of options to purchase up to 900,000 shares of Common Stock. The 1997 Option Plan is administered by the Board of Directors or, at its option, a committee of the Board of Directors. The Board (or a designated committee) has, subject to the provisions of the 1997 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The

1997 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1997 Option Plan will have such vesting schedules and expiration dates as the Board (or a designated committee) shall establish for each participant in the 1997 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. There were no options granted under the 1997 Option Plan for the three and six months ended June 30, 2006, respectively.

1999 Stock Option Plan

The Company’s Board of Directors adopted and approved the 1999 Stock Option Plan in April 1999, which was amended and restated in April 2000 and again in April 2001 (together, the “1999 Option Plan”). The 1999 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1999 Option Plan provides for the award of options to purchase up to 1,150,000 shares of Common Stock. The 1999 Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the provisions of the 1999 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1999 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1999 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish for each participant in the 1999 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. There were no options granted under the 1997 Option Plan for the three and six months ended June 30, 2006, respectively.

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

Adoption of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) and all related financial statement guidance and interpretations using the modified prospective application transition method. The modified prospective method applies the expense recognition requirements of SFAS No. 123(R) to new awards and to awards outstanding at the effective date and subsequently modified or canceled and does not restate prior periods for comparative purposes. Previously, the Company had accounted for employee stock based compensation using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations and the fair value method for stock option grants that do not meet the requirements for use of the intrinsic value method as proscribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Due to the difference in the valuation methods between APB No. 25 and SFAS No. 123(R), the adoption of SFAS No. 123(R) had a significant impact on the Company’s financial position, results of operations and cash flows. For the three and six months ended June 30, 2006, the Company recognized compensation expenses and additional paid-in-capital of $0.1 million and $0.6 million related to the stock-based compensation arrangements, respectively.

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

Assumptions used in the Black-Scholes model for stock option grants during the six months ended June 30, 2006 are as follows:

Six Months Ended June 30, 2006
Expected term (in years)	5.0
Risk-free interest rate	4.69%
Expected volatility	45.0%
Weighted average volatility	45.0%
Expected dividend yield	0.0%

Share based compensation expense recognized in the consolidated statement of operations for the three and six months ended June 30, 2006 is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical employee termination rates, which were estimated to be approximately 1% for both officers and directors and 10% for employees at June 30, 2006. The estimated fair value, less the estimated forfeitures, is amortized to compensation expense using the straight-line attribution method. In the pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for pre-vesting forfeitures in the pro-forma disclosure as incurred.

A summary of option activity under the Plans for the three and six months ended June 30, 2006 is presented below:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term(years)

Outstanding at January 1, 2006	1,080	$9.94
Granted	145	6.09
Exercised	—	—
Forfeited	(6)	12.50
Canceled	(3)	12.50
Outstanding at March 31, 2006	1,216	9.46	4.4
Granted	—	—
Exercised	—	—
Forfeited	(13)	9.36
Canceled	(6)	6.80
Outstanding at June 30, 2006	1,197	$9.49	4.1
Exercisable at June 30, 2006	982	$9.97	3.0

The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $2.79. Because the Plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, there are no compensation costs related to the intrinsic value of share-based compensation.

A summary of the status of the Company’s non-vested shares for the three and six months ended June 30, 2006 is presented below:

Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value

Non-vested at January 1, 2006	310	$3.17
Granted	—	—
Vested	(70)	3.47
Forfeited	(6)	4.56
Non-vested at March 31, 2006	234	3.05
Granted	—	—
Vested	(5)	3.79
Forfeited	(13)	2.93
Non-vested at June 30, 2006	216	$3.03

As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $0.1 million and $0.6 million, respectively. Since the Company had net operating loss carryforwards (before valuation) as of June 30, 2006, no excess tax benefit for the tax deductions related to stock-based compensation was recognized for the three and six months ended June 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised for the three and six months ended June 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Pro-forma Information Required Under SFAS No. 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS No. 123(R), the Company recorded estimated compensation expense for employee stock options under the intrinsic value method promulgated by APB No. 25 and provided pro-forma disclosure of the fair value method in its interim and annual consolidated financial statements as required by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) and SFAS No. 123.

For the purposes of pro-forma disclosures required under SFAS No. 123 and SFAS No. 148 for the three and six months ended June 30, 2005, the estimated value of the stock options were assumed to be amortized to expense over the stock options’ vesting periods. The pro-forma effects of recognizing the compensation expense under the fair value method on net loss and loss per common share for the three and six months ended June 30, 2005 were as follows (all amounts in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005

Net loss	$(5,434)	$(6,878)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	147	341
Pro forma net loss	$(5,581)	$(7,219)

Basic loss per share	$(0.53)	$(0.67)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.03
Basic loss per share pro forma	$(0.54)	$(0.70)

Diluted loss per share	$(0.53)	$(0.67)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.01	0.03
Diluted loss per share pro forma	$(0.54)	$(0.70)

Because the Plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, there were no compensation costs related to the intrinsic value of stock options. The Company did not grant stock options during the six months ended June 30, 2005.

NOTE 8 — INCOME TAXES

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that a company’s deferred tax assets will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of deferred tax assets. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. The Company recorded respective non-cash charges for the three months ended June 30, 2006 and 2005 of $2.5 million and $1.8 million and for the six months ended June 30, 2006 and 2005, the Company recorded respective non-cash charges of $3.4 million and $2.4 million to fully reserve against the net deferred tax assets realized during those periods. Allocating the valuation allowance on a pro rata basis, in accordance with SFAS No. 109, resulted in current net deferred tax assets and long-term net deferred tax liabilities of $1.1 million at June 30, 2006 and $1.3 million at December 31, 2005.

NOTE 9 — LOSS PER SHARE

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

The Company excluded stock options to purchase 1,196,997 and 1,064,654 shares from the computation of diluted earnings per share at June 30, 2006 and 2005, respectively.

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 (“ARB 43”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard was applied prospectively. While the adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company, the requirements of SFAS No. 151 could potentially have a significant future impact based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from these estimates.

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

In February 2006, the FASB issued FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP amends certain paragraphs in SFAS No. 123(R), and addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. For example, some plans require a company to cash settle an option upon a change in control of the company, or death or disability of the holder. This FSP amends SFAS No. 123(R) to address such situations and concludes that a probability notion be applied. The guidance in this FSP was effective with the adoption of SFAS No. 123(R). If a company had already adopted SFAS No. 123(R), the FASB required retrospective application if a company applied the standard inconsistent with the conclusions in this FSP. The guidance in this FSP was applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In June 2006, the Emerging Issue Task Force EITF reached a consensus on issue EITF 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). Accordingly, an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to paragraph 6(b) of Statement 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of Statement 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period.  The provisions of this consensus should be applied in financial reports for fiscal years beginning after the date the consensus is ratified by the Board. Entities should recognize the effects of applying the consensus as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company had been accounting for benefits similar to sabbatical leave in accordance with the provisions of this consensus. Consequently, the adoption of the provisions of this consensus will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not expect FASB Interpretation No. 48 to have a material impact on the consolidated financial position, results of operation or cash flows of the Company.

NOTE 11 — SUBSEQUENT EVENT

As disclosed in Note 5, on August 10, 2006, the Company amended its credit facility with UPSC and Wells Fargo to temporarily increase the credit line to $50 million through September 30, 2006. Borrowing availability will continue to be based on eligible accounts receivable and inventory.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD & A”) is intended to help the reader understand the financial condition and results of operations of National RV Holdings, Inc. This MD & A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements contained within this quarterly Form 10-Q filing and the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

Disclosure Regarding Forward Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2005, and those described from time to time in future reports filed with the Securities and Exchange Commission.

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

For the three months ended June 30, 2006, the Company incurred a net loss of $7.1 million or $0.69 per share as compared to a net loss of $5.4 million or $0.53 per share for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company incurred a net loss of $9.2 million or $0.89 per share as compared to a net loss of $6.9 million or $0.67 per share for the six months ended June 30, 2005. Despite its losses, the Company increased market share by 17.5% as reported by Statistical Surveys, Inc. for the five months ended May 31, 2006 (the most recent period available) as compared to 2005, even though the Class A motorhome industry experienced a 17.5% decline in wholesale shipments as reported by the Recreation Vehicle Industry Association (“RVIA”) for the six months ended June 30, 2006 as compared to 2005. While net sales for the three and six months ended June 30, 2006 declined 11% and 10% respectively, despite the even larger overall industry decline, the Company’s profitability was negatively affected. During the three and six months ended June 30, 2006, the Company incurred significant lower of cost or market reductions to inventories due to units affected by defective fiberglass material supplied by a third party supplier to the Company’s National RV subsidiary and production inefficiencies with the introduction of two new product lines released by the Country Coach subsidiary. Additionally, the Company incurred significant additional expense resulting from a recall of defective tires installed on certain of the Company’s motorhomes between 1995 and 2001 and the expense of stock options now required under SFAS No. 123(R).

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, and all related financial statement guidance and interpretations using the modified prospective application transition method. The modified prospective method applies the expense recognition requirements of SFAS No. 123(R) to new awards and to awards outstanding at the effective date and subsequently modified or canceled and does not restate prior periods for comparative purposes. Previously, the Company had accounted for employee stock-based compensation using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations and the fair value method for stock option grants that do not meet the requirements for use of the intrinsic value method as proscribed by SFAS No. 123. Due to the difference in the valuation methods between APB No. 25 and SFAS No. 123(R), the adoption of SFAS No. 123(R) had a significant impact on the Company’s financial position, results of operations and cash flows. For the three and six months ended June 30, 2006, the Company recognized compensation expenses and additional paid-in-capital of $0.1 million and $0.6 million, respectively, related to the stock-based compensation arrangements. Because the Company’s stock option plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, no compensation costs related to the intrinsic value of stock options were recognized in periods prior to January 1, 2006.

Share-based compensation expense recognized in the consolidated statement of operations is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical employee termination rates, which were estimated to be approximately 1% for both officers and directors and 10% for employees at June 30, 2006. The estimated fair value, less the estimated forfeitures are amortized to compensation expense using the straight-line attribution method. In the pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for pre-vesting forfeitures in the pro-forma disclosure required by SFAS No. 123 as incurred.

At June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $0.01 million and $0.06 million, respectively. Since the Company had net operating loss carryforwards (before valuation) as of June 30, 2006, no excess tax benefit for the tax deductions related to stock-based compensation was recognized for the three and six months ended June 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised for the three and six months ended June 30, 2006 which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

Looking Forward

The Company continues to focus on growth and profitability. At CCI, the focus is on improving margins through continued investment in manufacturing engineering, while continuing aggressive product development to maintain market position.  At NRV, the focus remains on growth and cost containment. In addition, the Company continues to focus on increasing its dealer body in open markets.

The Company’s continuous re-design and introduction of new product offerings at NRV and CCI are aimed at continuing to increase in the Company’s market share during 2006. The introductions of additional new products are planned at both divisions during the year. NRV will introduce its new Pacifica diesel motorhome early in the third quarter of 2006, while CCI will introduce its new Tribute and Rhapsody lines in the second half of the year.

Cost containment remains a high priority, specifically in the manufacturing cost, warranty and workers’ compensation areas. The Company continues to focus on improving the quality of its motorhomes. Also, the Company has instituted a number of safety programs, which have resulted in measurably reduced year-to-date workers’ compensation costs. Both NRV and CCI have recently staffed full-time manufacturing engineers to assist in increasing manufacturing efficiency gain.

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

The RVIA’s market expansion campaign, GO RVing, is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects a continued decline in the industry during 2006.

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of critical accounting policies below and in the Annual Report on Form 10-K for the year ended December 31, 2005. Besides the adoption of SFAS No. 123(R), there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles for the three and six months ended June 30, 2006.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of SFAS No. 123(R), and all related financial statement guidance and interpretations using the modified prospective application transition method. Under the provisions of SFAS No. 123(R), the fair value of the stock options are estimated using the Black Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model requires managements to make estimates about the term in which the option holder will exercise, the risk free interest rate, volatility of the stock, future dividend yield and pre-vesting forfeiture rates. These estimates are based on historical experience and on various other judgments that management believes to be reasonable under the circumstances. Actual results could significantly differ from these estimates, and the results of operations could be materially impacted.

Effective January 1, 2006, the Company adopted SFAS No. 151. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Compliance with SFAS No. 151 requires significant judgments and estimates as to what constitutes abnormal amounts of idle facility, freight, handling costs, and wasted materials (spoilage) as well as the threshold of “normal capacity” of a production facility. The requirements of SFAS No. 151 could potentially have a future impact on the Company’s financial position, results of operations and cash flow of the Company based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from theses estimates.

Results of Operations

Comparison of the Results of Operations for the three and six months ended June 30, 2006 to the three and six months ended June 30, 2005:

(Amounts in tables are in thousands, except wholesale sales and percentages)

Net sales

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2006		2005	2006		2005

Net sales	$110,214	(10.6)%	$123,225	$223,108	(10.3)%	$248,850
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

The Company operates in one business segment which designs, markets and manufactures Class A motorhomes which are sold to a network of dealers throughout the United States and Canada. Nets sales are comprised of sales of motorhomes, parts and services. Net sales are reduced by sales returns and allowances and cash-based sales incentive programs.

The following tables presents the number of diesel and gas Class A motorhomes wholesale sold for the three and six months ended June 30, 2006 and the three and six months ended June 30, 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Diesel	313	379	(17.4)%	665	785	(15.3)%
Gas	323	369	(12.5)%	691	770	(10.3)%
Total	636	748	(15.0)%	1,356	1,555	(12.8)%

The decrease in net sales and the overall sales volume of both diesel and gas motorhomes is attributable to an overall decrease in the Class A RV market. While the RVIA reports an overall 17.5% decline in Class A wholesale shipments for the same period, the Company has experienced a 17.5% increase in the Class A market share, according to Statistical Surveys, Inc. for the five-month period ended May 31, 2006 as compared to May 31, 2005 (the most recent published information).

In addition to an overall slowing in the Class A RV market, the Company experienced a significant decline in sales at the Perris production facility as management and production resources were shifted from normal production to rework the units affected by defective fiberglass material supplied by a third party supplier to the Company’s National RV subsidiary. In April 2006, the Company first identified an issue relating to a supply of defective fiberglass affecting an unknown number of units produced, and approximately 70 have been identified to date. The Company continues to assess whether any other units have been affected by this defect; however, at this time, the Company is unable to determine the extent to which other units may have been affected.  The costs associated with dealing with the defective fiberglass had a material impact on the Company’s results of operations for the second quarter and the Company expects that it will continue to sustain some level of costs related to the repair and resale of affected units in future periods.

Gross profit margin

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2006		2005	2006		2005

Gross profit	$(58)	(102.8)%	$2,101	$5,268	(31.7)%	$7,716
Gross profit margin	(0.1)%	(105.9)%	1.7%	2.4%	(22.6)%	3.1%

Gross profit margin represents net sales less cost of goods sold. Cost of goods sold include materials, labor and overhead (including research, development and engineering costs) directly associated with the production of Class A motorhomes, the cost of parts sold, costs of providing service, warranty expense and delivery costs.

During the three months ended June 30, 2006, the Company realized a decrease in gross margins. The $5.3 million decrease in gross margin was due primarily to the defective fiberglass supplied to the Company by a third party supplier, which the Company first identified in April 2006. The costs incurred related to this defective material include, among other items, production rework costs, discounts related to the sale of affected units, plant shutdowns and other costs. In addition, gross margins for the quarter were impacted by a $1.1 million reserve accrual for the recall of defective tires used in the manufacture of certain motorhomes between 1995 and 2000. The decrease in gross profit margin for the six months ended June 30, 2006 as compared to June 30, 2005 was caused by the substantial reduction in gross profit margins for the three months ended June 30, 2005 as compared to June 30, 2006.

Selling expenses

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2006		2005	2006		2005

Selling expenses	$3,373	1.7%	$3,315	$6,627	(4.7)%	$6,954
as a percent of net sales	3.1%		2.7%	3.0%		2.8%

Selling expenses include payroll, employee benefits and other head-count related costs associated with sales and marketing personnel, advertising, promotion, customer clubs, dealer trade shows and rallies.

For the three months ended June 30, 2006 as compared to June 30, 2005 selling expenses increased slightly. While sales and marketing expenses were reduced for the three months ended June 30, 2006, the increase in the number and cost of rallies more than offset the reductions. Selling expenses decreased for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 due to decreased sales commissions resulting from a decrease in sales and a reduction in dealer promotions and marketing services, which were partially offset by increased expenses for additional rallies.

General and administrative expenses

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2006		2005	2006		2005

General and administrative expenses	$3,100	(20.3)%	$3,891	$6,844	(4.2)%	$7,143
as a percent of net sales	2.8%		3.2%	3.1%		2.9%

General and administrative costs include payroll, employee benefits, stock-based compensation and other headcount related costs associated with human resource management, information technology, finance and executive management. General and administrative costs also include the cost of professional services such as accountants, consultants and attorneys and costs associated with being a publicly held corporation.

The decrease in general and administrative costs for the three and six months ended June 30, 2006 resulted from the Company’s cost containment iniatives. For the three and six months ended June 30, 2006, the share-based compensation component of general and administrative costs increased $0.1 million and $0.5 million from the three and six months ended June 30, 2005 due to the modified prospective application of SFAS No. 123(R). Share-based compensation was not recognized for the three and six months ended June 30, 2005, but has been included in the pro-forma information in the Note 7 to consolidated financial statements for comparative purposes.

Interest expense

	Three Months Ended June 30, Percent Change			Six Months Ended June 30, Percent Change
	2006		2005	2006		2005

Interest expense	$610	96.1%	$311	$1,034	75.9%	$588
as a percent of net sales	0.6%		0.3%	0.5%		0.2%

Interest expense primarily represents the interest charged on the Company’s line of credit with UPSC and Wells Fargo Bank.

The increase in interest expense is a result of increased borrowing on the line of credit as well as rising interest rates directly related to the increases in the prime interest rate by the Federal Reserve.

Liquidity, Capital Resources and Financial Condition

The Company incurred net losses of $7.1 million and $5.4 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and $9.2 million and $6.9 million for the six months ended June 30, 2006 and 2005, respectively. The Company used $25.5 million of cash in operating activities for the six months ended June 30, 2006 as compared to providing $2.5 million in cash from operating activities for the six months ended June 30, 2005. The RV industry historically has been cyclical and subject to down turns during periods of weak economic conditions. Swings in consumer confidence, rising interest rates, increased gas prices and continued economic uncertainty have led to an overall decline in the RV industry since the third quarter of 2004; consequently, due in part to such industry conditions, the Company has experienced continued losses.

During the six months ended June 30, 2006, the Company financed its operations primarily through its existing working capital and line of credit with UPSC and Wells Fargo Bank. At June 30, 2006, the Company had $4,000 in cash and cash equivalents (excluding restricted cash totaling $0.4 million required to secure a letter of credit in connection with one of the Company’s insurance policies and in order to provide security for the Company’s credit cards.) The Company had net working capital of $16.1 million and $26.1 million at June 30, 2006 and December 31, 2005, respectively. The decrease in working capital at June 30, 2006 compared to December 31, 2005 was primarily due to an increase in the line of credit of $20.2 million, an increase in the book overdraft of $7.9 million and an increase in accounts payable of $4.4 million, significantly offset by an increase in receivables of $10.7 million and an increase in inventories of $10.4 million.

During the six months ended June 30, 2006, the Company used $25.5 million of cash in its operations, which was primarily due to a net loss of $9.2 million, increases in receivables and inventories of $10.7 million and $13.6 million, respectively, and a decrease in accrued expenses of $1.4 million, partially offset by a $4.4 million increase in accounts payable. During the six months ended June 30, 2005, the Company provided $2.5 million of cash in its operations, which was primarily attributable to a $12.0 million increase in accounts payable and a $5.5 million increase in accrued expenses, which were substantially offset by an $8.7 million increase in inventories, a net loss of $6.9 million and an increase of receivables of $4.0 million. For the six months ended June 30, 2006, net cash used in investing activities was $2.6 million, which was primarily attributable to purchases of property, plant and equipment. During the six months ended June 30, 2005, net cash used in investing activities was $1.2 million, consisting primarily of $2.9 million of purchases of property, plant and equipment, partially offset by repayments on the note receivable of $1.4 million. Net cash provided by financing activities for the six months ended June 30, 2006 was $28.1 million, primarily due to net advances under the line of credit of $20.2 million and an increase in the book overdraft of $7.9 million. Net cash used in financing activities for the six months ended June 30, 2005 was $1.1 million, primarily due to a decrease in the book overdraft of $0.8 million and net payments on the line of credit of $0.5 million.

At June 30, 2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $40 million, after exercising two consecutive $5 million increases to the line of credit in May and June 2006. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding.  On August 10, 2006, the Company entered into an amendment of its credit facility in order to temporarily increase the credit line to $50 million through September 30, 2006. Borrowing availability will continue to be based on eligible accounts receivable and inventory. The Company estimates that availability during the time when the credit line will be temporarily increased will range from $40 to $47 million.  The amendment provides that the $50 million credit facility is reduced incrementally to the original $40 million over a five-week period to be completed the last week in September.  The amendment also provides that all financial covenants are waived for the months of July, August and September of 2006. In connection with the amendment, the Company provided its Perris, California real estate as collateral to secure the credit facility.

At June 30, 2006 and December 31, 2005, the Company had outstanding loans under the line of credit of $32.3 million and $12.1 million, respectively. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At June 30, 2006, the interest rate for the borrowings under the line of credit was 8.75%. The weighted average interest rate for the borrowings on the credit facility during the three months ended June 30, 2006 and 2005 were 8.51% and 6.74%, respectively, and 8.26% and 6.47% for the six months ended June 30, 2006 and 2005, respectively.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve the Company’s earnings and working capital position, including: (i) introducing new products and floor plans in 2006, (ii) adding new dealers to fill open market areas or replace under-performing dealers, (iii) decreasing overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reducing material and related obsolescence costs, (v) improving manufacturing efficiencies, (vi) further reducing manufacturing and other overhead costs and (vii) decreasing the costs of warranty.

In order to fund on-going operations through at least the next twelve months, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt financings it may be able to complete until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of its available borrowing capacity, the Company believes it has sufficient financial resources to fund its operations through at least the next twelve months. However, the Company’s ability to meet its obligations beyond the next twelve months is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its existing line of credit. If management is unable to successfully implement the Company’s operational profitability plan or the Company’s existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate or additional debt financing, equity financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  In order to lessen the Company’s reliance on its existing line of credit to fund its day-to-day operations and to improve its working capital position, the Company is actively pursuing long-term debt financing opportunities.. There can be no assurance that any such long-term financing will be available on acceptable terms and conditions or that the Company will be successful in obtaining such financing.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $167.0 million at June 30, 2006. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its Country Coach, Inc. facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions. The Company is in the process of obtaining long-term financing in order to finance the purchase and is expected to close before February 2007.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 (“ARB 43”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard was applied prospectively. While the adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company, the requirements of SFAS No. 151 could potentially have a significant future impact based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from these estimates.

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

In February 2006, the FASB issued FSP FAS No. 123(R)-4, “Classification of Options and Similar Instruments Issued As Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP amends certain paragraphs in SFAS No. 123(R), and addresses situations when a company has option plans that require the company to settle outstanding options in cash upon the occurrence of certain contingent events. For example, some plans require a company to cash settle an option upon a change in control of the company, or death or disability of the holder. This FSP amends SFAS No. 123(R) to address such situations and concludes that a probability notion be applied. The guidance in this FSP was effective with the adoption of SFAS No. 123(R). If a company had already adopted SFAS No. 123(R), the FASB required retrospective application if a company applied the standard inconsistent with the conclusions in this FSP. The guidance in this FSP was applied upon initial adoption of SFAS No. 123(R). The adoption of SFAS No. 123(R) and all of its interpretations had a material effect on the consolidated financial position, results of operations and cash flows of the Company. Note 7 to the consolidated financial statements discusses the effects of the implementation of SFAS No. 123(R) and its related interpretations.

In June 2006, the Emerging Issue Task Force EITF reached a consensus on issue EITF 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). Accordingly, an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to paragraph 6(b) of Statement 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of Statement 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period.  The provisions of this consensus should be applied in financial reports for fiscal years beginning after the date the consensus is ratified by the Board. Entities should recognize the effects of applying the consensus as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company had been accounting for benefits similar to sabbatical leave in accordance with the provisions of this consensus. Consequently, the adoption of the provisions of this consensus will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in Companies’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company does not expect FASB Interpretation No. 48 to have a material impact on the consolidated financial position, results of operation or cash flows of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. The Company does not have any significant risks related to derivative financial instruments or foreign currency translation. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the three months ended June 30 2006 and 2005 were 8.51% and 6.74%, respectively, and 8.26% and 6.47% for the six months ended June 30, 2006 and 2005, respectively. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of $625 for each $1.0 million borrowed.

Item 4.  Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weakness referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K for the year ended December 31, 2005 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2006.

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

Remediation of the Material Weakness

During the 2006 fiscal year, management has taken a number of steps that it believes will impact the material weakness in internal control over financial reporting described above. Management has assessed the supervision, training and corporate oversight within its accounting function. The Company has undertaken remedial actions that include strengthened controls for the accounting close process, additional divisional staffing and the implementation of procedures to improve the supervision of the divisional accounting staffs. Remedial actions also include additional procedures at corporate to strengthen ongoing reviews of divisional accounting activities through the utilization of its corporate and internal audit staffs.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In 2006, Kemlite manufactured and sold to NRV fiberglass sidewall material.  This material contained a latent defect that NRV discovered during the manufacturing process but not before approximately 70 motorhomes identified to date containing the defective material were significantly damaged.  The defect caused monetary damages to NRV in the form of repair costs and diminution in value of the affected motorhomes, lost profits, loss of goodwill, and other damages.  On June 29, 2006, NRV filed a civil action in the Riverside County, California Superior Court, Case No. RIC-452462, against Crane Co. and Crane Composites, Inc. aka Kemlite Company, Inc.  The suit, which has now been removed to federal court by the defendants, asserts causes of action for breach of contract, breach of warranty, misrepresentation, Section 17200 violations, and other related actions.  NRV seeks compensatory damages, punitive damages and attorney’s fees.  No trial date is set at this early stage in the litigation.

On or about August 21, 2002, Allen and Eva Mak purchased a used 2003 Country Coach Prevost bus conversion from Bob and Terri Lee in a private party transaction. At the time of the transaction, Mr. Lee was a director of the Company and an officer of Country Coach. The Maks subsequently filed civil actions against the Lees and Country Coach. The case against the Lees was filed on December 3, 2004, in Lane County Circuit Court as Case No. l6-04-22755. The case against Country Coach was filed on July 7, 2005, in U.S. District Court, for the District of Oregon, as Case No. 6:05-CU-6203-HO. The case against Country Coach was for breach of warranty under Magnusom Moss Consumer Warranty Act. In 2006, Country Coach settled this lawsuit on terms it deemed appropriate. The settlement amount was not material to CCI or the Company and it included a release of any claims by Country Coach against the Lees.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31.

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

In addition to the chassis, we incorporate a variety of components and raw materials from third parties into our recreational vehicles. Any defects in these components or raw materials could cause us to incur significant expense in repairing, replacing or finding alternatives to the components or raw materials, could negatively impact the sales of affected motorhomes and could cause a material adverse impact on our financial results and financial condition. In this regard, in April 2006, we identified an issue relating to a supply of defective fiberglass affecting an unknown number of units produced, and approximately 70 have been identified to date. We are not certain of the number of other units that may have been affected by this defect and additional units beyond those identified may also contain the defective material and require repair, resulting in additional costs to us. The costs associated with dealing with the defective product issue have had a material impact on consolidated financial condition, results of operations and cash flows for the quarter ended June 30, 2006. We expect to continue to incur costs related to the repair and resale of affected units in future periods and expect to continue to incur additional costs if we discover additional units that may have been affected.   While we have filed a lawsuit against the supplier of the defective fiberglass in order to recover the costs of repair, lost profits and other damages suffered by us, there can be no assurance that we will be successful in this lawsuit or that we will be able to recover all of the costs incurred as a result of the defective material.

While we believe we will have sufficient funds for our operations for at least the next twelve months, it is possible that we will need additional capital during or after that time.  We may need additional capital in the future, and it may not be available on acceptable terms, or at all, and if we do not receive any necessary additional capital, it could harm our financial condition and future prospects.

After consideration of our available borrowing capacity, we believe we have sufficient financial resources to fund our operations through at least the next twelve months. However, our  ability to meet our obligations beyond the next twelve months is dependent on our ability to generate positive cash flows from operations and is dependent on continued borrowings under our existing line of credit.  If we are unable to successfully implement our operational profitability plan or our existing line of credit is insufficient to allow us to meet our obligations, we may need to implement alternative plans that could include long-term financing collateralized by real estate or additional debt financing, equity financing, additional reductions in operating costs, deferral of capital expenditures, and further reductions in working capital.  In order to lessen our reliance on our existing line of credit to fund day-to-day operations and to improve our working capital position, we are actively pursuing long-term debt financing opportunities. We cannot assure you that any such long-term financing will be available on acceptable terms and conditions or that we will be successful in obtaining such financing.  To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. If we are unable to obtain additional capital that may be required to fund our operations, we may then attempt to preserve our available resources by various methods including deferring the creation or satisfaction of commitments, reducing expenditures on our research and development programs or otherwise scaling back our operations.  If we were unable to raise such additional capital or defer certain costs as described above, that inability would have an adverse effect on our financial position, results of operations and prospects.

Item 5.  Other Information

On August 10, 2006, the Company, together with its wholly-owned subsidiaries NRV and CCI (together with the Company, the “Borrowers”), UPS Capital Corporation (“UPS”), as agent for the lenders specified therein (the “Lenders”), and such Lenders executed an amendment (the “Amendment”) to the Credit Agreement dated August 12, 2005 between the Borrowers and the Lenders.  The Amendment temporarily increases the credit line to $50 million through September 30, 2006. Borrowing availability will continue to be based on eligible accounts receivable and inventory. The Company estimates that availability during the time when the credit line will be temporarily increased will range from $40 to $47 million.  The Amendment provides that the $50 million credit facility is reduced incrementally to the original $40 million over a five-week period to be completed the last week in September.  The Amendment also provides that all financial covenants are waived for the months of July, August and September of 2006.  . In connection with the amendment, the Company provided its Perris, California real estate as collateral to secure the credit facility.

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: August 8, 2006	By	/s/ Thomas J. Martini
Thomas J. Martini
Chief Financial Officer (Principal Accounting and Financial Officer)