Form 10-Q/A
period 2005-09-30
NATIONAL RV HOLDINGS INC
filed 2006-09-18
CIK 910655

UNITED STATES

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
$0.01 per share

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2005 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to restate the consolidated statements of operations for the three and nine months ended September 30, 2004, to restate the consolidated statement of cash flows for the nine months ended September 30, 2004 and to restate the consolidated balance sheets as of September 30, 2005 and as of December 31, 2004 as described under the heading “Restatement” below. This restatement has previously been reflected in the Company’s 2004 Form 10-K/A filed on March 21, 2006 and its 2005 Form 10-K filed on March 30, 2006.

Restatement

The Company is restating the consolidated statements of operations for the three and nine months ended September 30, 2004, restating the consolidated statement of cash flows for the nine months ended September 30, 2004 and restating the consolidated balance sheets as of September 30, 2005 and as of December 31, 2004 for the correction of accounting for the amortization of certain leasehold improvements. Statement of Financial Accounting Standards (SFAS) No. 13, “Accounting for Leases,” as further clarified by Emerging Issues Task Force (EITF) No. 05-6, “Determining the Amortization Period of Leasehold Improvements,” requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period on these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. Although this error was not material to any individual prior period, the cumulative adjustment to correct the error would be material to the quarter in which it were to be corrected. Accordingly, the Company has concluded to restate prior periods to correct this error. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined expense was increased by $0.02 million and $0.05 million for the three and nine months ended September 30, 2004, respectively. This restatement is in addition to the prior restatement reflected in the Company’s Original Form 10-Q filed with the SEC on November 8, 2005.

Changes Reflected in this Form 10-Q/A

As a result of the restatement, the disclosures in the following items related to the three and nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004 have been revised:

Part I, Item 1 – Consolidated Financial Statements and Notes to Consolidated Financial Statements

•                    Consolidated Financial Statements

•                     Note 1 – Basis of Presentation (History of Recent Losses section)

•                     Note 2 – Restatement of a Prior Period

•                     Note 7 – Stock-Based Compensation

•                    Note 10 – Earnings (Loss) Per Share

Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•                     Restatement of Financial Statements

•                     Executive Overview

•                    Results of Operations

•                    Liquidity and Capital Resources

Part I, Item 4 – Controls and Procedures

Part II, Item 6 – Exhibits

Except for the foregoing restatement, this Form 10-Q/A continues to describe conditions as presented in the Original Form 10-Q. Except in the sections identified above, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures, including exhibits to the Form 10-Q affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings.

NATIONAL R.V. HOLDINGS, INC.

PART I, ITEM 1

Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2005	December 31, 2004
	(Restated)	(Restated)

ASSETS
Current assets:
Cash and cash equivalents	$11	$11
Restricted cash	25	251
Receivables, less allowance for doubtful accounts of $250 and $137, respectively	22,902	19,976
Inventories	76,956	74,826
Deferred income taxes	1,005	1,291
Note receivable	243	2,213
Prepaid expenses	2,363	2,924
Total current assets	103,505	101,492
Property, plant and equipment, net	38,612	37,403
Other assets	1,411	1,338
	$143,528	$140,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,410	$16,612
Accrued expenses	25,051	22,242
Line of credit	22,134	12,690
Book overdraft	5,010	803
Current portion of capital leases	51	51
Total current liabilities	69,656	52,398
Long-term accrued expenses	6,084	7,069
Deferred income taxes	1,005	1,291
Long-term portion of capital leases	161	185
Total liabilities	76,906	60,943

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 and 10,302,109 issued and outstanding, respectively	103	103
Additional paid-in capital	37,563	37,423
Retained earnings	28,956	41,764
Total stockholders’ equity	66,622	79,290
	$143,528	$140,233

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$108,232	$112,525	$357,082	$334,953
Cost of goods sold	106,067	104,622	347,201	310,377
Gross profit	2,165	7,903	9,881	24,576
Selling expenses	4,335	3,003	11,289	8,299
General and administrative expenses	3,346	3,064	10,489	8,645
Other expense	—	374	—	374
Operating income (loss)	(5,516)	1,462	(11,897)	7,258
Interest expense	395	52	983	130
Other expense (income)	19	(25)	(72)	(72)
Income (loss) from continuing operations before income taxes	(5,930)	1,435	(12,808)	7,200
Provision for income taxes	—	601	—	2,818
Income (loss) from continuing operations	(5,930)	834	(12,808)	4,382
Loss from discontinued operations	—	1,532	—	2,155
Gain from sale of discontinued operations	—	(281)	—	(281)
Income taxes related to discontinued operations	—	(524)	—	(737)
Loss from discontinued operations, net of taxes	—	(727)	—	(1,137)
Net income (loss)	$(5,930)	$107	$(12,808)	$3,245

Basic earnings (loss) per common share:
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.43
Discontinued operations	$—	$(0.07)	$—	$(0.11)
Total	$(0.57)	$0.01	$(1.24)	$0.32

Diluted earnings (loss) per common share:
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.42
Discontinued operations	$—	$(0.07)	$—	$(0.11)
Total	$(0.57)	$0.01	$(1.24)	$0.31

Weighted average number of shares:
Basic	10,339	10,222	10,338	10,203
Diluted	10,339	10,426	10,338	10,392

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(12,808)	$3,245
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,760	2,926
Bad debt expense (recovery)	126	(1)
Reserve and write down of inventories	2,630	1,764
Loss (gain) on asset disposal	(35)	61
Deferred income tax provision	—	1,880
Changes in assets and liabilities:
Decrease in restricted cash	226	—
Increase in receivables	(3,052)	(2,500)
Increase in inventories	(5,154)	(25,821)
Decrease (increase) in prepaid expenses	641	(1,612)
Increase in accounts payable	798	8,209
Increase in accrued expenses	1,824	874

Net cash used in operating activities	(12,044)	(10,975)

Cash flows from investing activities:
Decrease in other assets	45	10
Repayments on note receivable	1,970	—
Proceeds from sale of assets	75	1,932
Proceeds from sale of discontinued operations	—	500
Purchase of property, plant and equipment	(3,577)	(3,372)

Net cash used in investing activities	(1,487)	(930)

Cash flows from financing activities:
Net advances on line of credit	9,444	2,150
Deferred financing costs	(236)	—
Increase in book overdraft	4,207	7,228
Principal payments on capital leases	(24)	—
Principal payments on long-term debt	—	(18)
Proceeds from issuance of common stock	140	497

Net cash provided by financing activities	13,531	9,857
Net decrease in cash and cash equivalents	—	(2,048)
Cash and cash equivalents, beginning of the year	11	2,059
Cash and cash equivalents, end of period	$11	$11

Supplementary cash flow information:
Reclassification of inventory for operating lease	$394	$—

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

History of Recent Losses

The Company experienced net losses for the nine-month period ended September 30, 2005 of $12.8 million compared to net income of $3.2 million during the same period last year.  The Company used cash in operating activities for the nine-month periods ended September 30, 2005 and 2004 of $12.0 million and $11.0 million, respectively.

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

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: i) new product introductions in the fourth quarter of 2005 with additional new product and floor plan introductions in the first half of 2006, ii) new dealer additions to fill open market areas or replace under-performing dealers, iii) reductions in all categories of inventory, iv) head count re-balancing to current retail sales-supported production levels, v) engineering reviews of material components for the removal of non-value added items to reduce both material and assembly costs, vi) continued thorough motorhome inspections to improve quality and to more timely report failures and vii) manufacturing cost reductions resulting from the continued implementation of lean manufacturing concepts.

In order to fund on-going operations in the short-term, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line of credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins.  After consideration of the restrictions of the borrowing capacity noted in Note 5, the Company believes it has sufficient financial resources to fund its operations in the short-term.  However, the Company’s ability to meet its obligations in the long-term is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or if unforeseen events occur and the Company’s existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate (which is presently unencumbered) or obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures and further reductions in working capital.  While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

NOTE 2 – RESTATEMENT OF A PRIOR PERIOD

The consolidated financial statements have been restated to correct an error related to the amortization of leasehold improvements. Emerging Issues Task Force (EITF) No. 05-6, “Determining the Amortization Period of Leasehold Improvements,” requires that leasehold improvements by the lessee be amortized over the shorter of their estimated useful lives or the lease term. With respect to one of the Company’s leased properties, the Company amortized certain leasehold improvements over a period that exceeded the lease term. The use of the incorrect amortization period for these leasehold improvements caused a cumulative understatement of leasehold amortization expense of $0.41 million at December 31, 2004. As a result of this restatement, the restated cost of goods sold, selling and general and administrative combined expense was increased by $0.02 million and $0.05 million for the three and nine months ended September 30, 2004, respectively. The restatement had no impact on previously reported basic and diluted earnings per share. (In addition to the restatement described above, the “As Reported” columns for the three and nine month periods ended September 30, 2004 include restatements previously described in the Company’s Original Form 10-Q filed with the SEC on November 8, 2005.)

The following table presents the effect of changes in the unaudited consolidated financial statements caused by the restatement (in thousands):

Statements of Operations

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Reported	As Restated for Correction of Error	As Reported	As Restated for Correction of Error
Cost of goods sold	$104,606	$104,622	$310,336	$310,377
Gross profit	$7,919	$7,903	$24,617	$24,576
Selling expenses	$3,003	$3,003	$8,298	$8,299
General and administrative expenses	$3,063	$3,064	$8,642	$8,645
Operating income	$1,479	$1,462	$7,303	$7,258
Income from continuing operations before income taxes	$1,452	$1,435	$7,245	$7,200
Provision for income taxes	$608	$601	$2,835	$2,818
Income from continuing operations	$844	$834	$4,410	$4,382
Net income	$117	$107	$3,273	$3,245

Statement of Cash Flows

	Nine Months Ended September 30, 2004
	As Reported	As Restated for Correction of Error
Net income	$3,273	$3,245
Depreciation and amortization	$2,881	$2,926
Deferred income tax provision	$1,897	$1,880

Balance Sheets

	September 30, 2005		December 31, 2004
	As Reported	As Restated for Correction of Error	As Reported	As Restated for Correction of Error
Deferred income taxes	$1,008	$1,005	$1,294	$1,291
Total current assets	$103,508	$103,505	$101,495	$101,492
Property, plant and equipment, net	$39,018	$38,612	$37,809	$37,403
Total assets	$143,937	$143,528	$140,642	$140,233
Deferred income taxes (long-term liabilities)	$1,008	$1,005	$1,294	$1,291
Total liabilities	$76,909	$76,906	$60,946	$60,943
Retained earnings	$29,362	$28,956	$42,170	$41,764
Total stockholders’ equity	$67,028	$66,622	$79,696	$79,290
Total liabilities and stockholders’ equity	$143,937	$143,528	$140,642	$140,233

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148).

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections–a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

In August 2005, the FASB issued FSP 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123R.” In this FSP, the FASB decided to defer the requirements in SFAS No. 123R that make a freestanding financial instrument subject to the recognition and measurement requirements of other generally accepted accounting principles (“GAAP”) when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS Nos. 123 and 148.

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

NOTE 5 – CREDIT FACILITY

On August 12, 2005, the Company entered into a new three-year asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company affected such an increase in the amount of the credit facility from $25 million to $30 million. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of September 30, 2005, and currently does not expect to until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 million to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

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

Nine Months Ended September 30, 2005 (in thousands)

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

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 148, the Company continues to measure compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, but provides pro forma disclosures of net loss and loss per share as if the fair-value method had been applied.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Income (loss) from continuing operations	$(5,930)	$834	$(12,808)	$4,382
Loss from discontinued operations, net of taxes	—	(727)	—	(1,137)
Net income (loss) - as reported	(5,930)	107	(12,808)	3,245
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	186	138	527	431
Pro forma net income (loss)	$(6,116)	$(31)	$(13,335)	$2,814

Basic earnings (loss) per share as reported
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.43
Discontinued operations	—	(0.07)	—	(0.11)
Total basic earnings (loss) per share	(0.57)	0.01	(1.24)	0.32
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01	0.05	0.04
Basic earnings (loss) per share pro forma	$(0.59)	$—	$(1.29)	$0.28

Diluted earnings (loss) per share as reported
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.42
Discontinued operations	—	(0.07)	—	(0.11)
Total diluted earnings (loss) per share	(0.57)	0.01	(1.24)	0.31
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.01	0.05	0.04
Diluted earnings (loss) per share pro forma	$(0.59)	$—	$(1.29)	$0.27

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

All amounts in thousands except per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Income (loss) from continuing operations	$(5,930)	$834	$(12,808)	$4,382
Loss from discontinued operations, net of taxes	—	(727)	—	(1,137)
Net income (loss)	$(5,930)	$107	$(12,808)	$3,245

Basic weighted average common shares outstanding	10,339	10,222	10,338	10,203
Effect of dilutive stock options	—	204	—	189

Diluted weighted average common shares outstanding	10,339	10,426	10,338	10,392

Basic earnings (loss) per share:
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.43
Discontinued operations	—	(0.07)	—	(0.11)
Total	$(0.57)	$0.01	$(1.24)	$0.32

Diluted earnings (loss) per share:
Continuing operations	$(0.57)	$0.08	$(1.24)	$0.42
Discontinued operations	—	(0.07)	—	(0.11)
Total	$(0.57)	$0.01	$(1.24)	$0.31

For the three months ended September 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 931,796 shares and 12,000 shares, respectively. For the nine months ended September 30, 2005 and 2004, excluded from the computation of diluted earnings per share were stock options to purchase 931,796 and 12,000 shares, respectively.

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

Restatement of Financial Statements

The following discussion and analysis gives effect to the restatement described in Note 2 to the unaudited consolidated financial statements for the periods ended September 30, 2005, December 31, 2004 and September 30, 2004 contained herein.  Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed annual and quarterly reports for corresponding periods. (In addition to the restatement described above, the “As Reported” columns for the three and nine month periods ended September 30, 2004 include restatements previously described in the Company’s Original Form 10-Q filed with the SEC on November 8, 2005.)

The following table presents the effect of changes in the unaudited consolidated financial statements caused by the restatement (in thousands):

Statements of Operations

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	As Reported	As Restated for Correction of Error	As Reported	As Restated for Correction of Error
Cost of goods sold	$104,606	$104,622	$310,336	$310,377
Gross profit	$7,919	$7,903	$24,617	$24,576
Selling expenses	$3,003	$3,003	$8,298	$8,299
General and administrative expenses	$3,063	$3,064	$8,642	$8,645
Operating income	$1,479	$1,462	$7,303	$7,258
Income from continuing operations before income taxes	$1,452	$1,435	$7,245	$7,200
Provision for income taxes	$608	$601	$2,835	$2,818
Income from continuing operations	$844	$834	$4,410	$4,382
Net income	$117	$107	$3,273	$3,245

Statement of Cash Flows

	Nine Months Ended September 30, 2004
	As Reported	As Restated for Correction of Error
Net income	$3,273	$3,245
Depreciation and amortization	$2,881	$2,926
Deferred income tax provision	$1,897	$1,880

Balance Sheets

	September 30, 2005		December 31, 2004
	As Reported	As Restated for Correction of Error	As Reported	As Restated for Correction of Error
Deferred income taxes	$1,008	$1,005	$1,294	$1,291
Total current assets	$103,508	$103,505	$101,495	$101,492
Property, plant and equipment, net	$39,018	$38,612	$37,809	$37,403
Total assets	$143,937	$143,528	$140,642	$140,233
Deferred income taxes (long-term liabilities)	$1,008	$1,005	$1,294	$1,291
Total liabilities	$76,909	$76,906	$60,946	$60,943
Retained earnings	$29,362	$28,956	$42,170	$41,764
Total stockholders’ equity	$67,028	$66,622	$79,696	$79,290
Total liabilities and stockholders’ equity	$143,937	$143,528	$140,642	$140,233

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported.  See the discussion of critical accounting policies in our Annual Report on Form 10-K/A for the year ended December 31, 2004.  For the quarter ended September 30, 2005, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Executive Overview

National R.V. Holdings, Inc. (“the Company”) operates in one business segment that designs, manufactures and markets motorhomes through its wholly-owned subsidiaries, National R.V., Inc. (NRV) and Country Coach, Inc. (CCI). The RVs are marketed primarily in the United States of America by NRV under the Dolphin, Islander, Sea Breeze, Tradewinds and TropiCal

brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Magna and Prevost by Country Coach.

The following table sets forth for the periods indicated the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	98.0	93.0	97.2	92.7
Gross profit	2.0	7.0	2.8	7.3
Selling expenses	4.0	2.7	3.2	2.4
General and administrative expenses	3.1	2.7	2.9	2.6
Other expense	0.0	0.3	0.0	0.1
Operating income (loss)	(5.1)	1.3	(3.3)	2.2
Interest expense	0.4	0.0	0.3	0.0
Other expense (income)	0.0	0.0	0.0	0.0
Income (loss) from continuing operations before income taxes	(5.5)	1.3	(3.6)	2.2
Provision for income taxes	0.0	0.5	0.0	0.9
Income (loss) from continuing operations	(5.5)	0.8	(3.6)	1.3
Loss from discontinued operations	0.0	1.4	0.0	0.6
Gain from sale of discontinued operations	0.0	(0.2)	0.0	(0.1)
Income taxes related to discontinued operations	0.0	(0.5)	0.0	(0.2)
Loss from discontinued operations, net of taxes	0.0	(0.7)	0.0	(0.3)
Net income (loss)	(5.5)%	0.1%	(3.6)%	1.0%

During the three-month period ended September 30, 2005, the Company incurred a loss from continuing operations of $5.9 million compared to income of $0.8 million from continuing operations for the same quarter last year. The three-month period ended September 30, 2005 loss per diluted share from continuing operations was $0.57 compared to earnings per diluted share from continuing operations of $0.08 for the comparable period in 2004. The loss for the nine-month period ended September 30, 2005 was $12.8 million, or $1.24 per diluted share, as compared to income of $4.4 million from continuing operations, or $0.42 per diluted share, for the comparable period in 2004.

Looking Forward

The Company is continuing to focus on aggressive product development, improved productivity and cost control and increasing the quantity and quality of its dealer network. In addition, given the current softness in the RV market, driven by declining consumer confidence, the Company is extremely focused on reducing its fixed overhead costs to make money even in a potential prolonged downturn.

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

A continued focus on dealer acquisition and enhanced training programs for the Company’s workforce, service centers, dealers and consumers are also key initiatives. The Company has undertaken efforts in the areas of safety; with new distance learning capabilities, the Company is looking forward to broadcasting its service training programs directly to dealers and service providers, driving the movement for increased customer satisfaction in areas of technical maintenance. In addition, factory-training programs are providing the Company’s customers a basis for self-diagnostics and a better understanding of the equipment they are operating.

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

Results of Operations

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2005 to the Three and Nine Months Ended September 30, 2004:

(Amounts in tables are in thousands, except percentages)

Net sales

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004

Net sales	$108,232	(3.8)%	$112,525	$357,082	6.6%	$334,953
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

Net sales of $108.2 million for the three-month period ended September 30, 2005 decreased $4.3 million or 3.8% from the same three-month period ended September 30, 2004. A shift in mix to higher-priced diesel motorhomes was more than offset by declining unit shipments. Wholesale unit shipments of diesel motorhomes for the three-month period ended September 30, 2005 were 302 units, down 4% from 315 units during the same period last year. Shipments of gas motorhomes for the three-month period ended September 30, 2005 were 303 units, down 35% compared to the 466 gas units sold during the same period last year. The decrease in net sales for the three-month period ended September 30, 2005 is mainly the result of declining consumer confidence resulting, in part, from the natural disasters that occurred in the United States of America during the third quarter combined with economic factors of higher interest rates and fuel prices which has perpetuated the industry-wide slump in demand for Class A motorhomes.

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

Gross profit and gross profit margin

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)

Gross profit	$2,165	(72.6)%	$7,903	$9,881	(59.8)%	$24,576
Gross profit margin	2.0%	(71.4)%	7.0%	2.8%	(61.6)%	7.3%

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

Selling expenses

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)

Selling expenses	$4,335	44.4%	$3,003	$11,289	36.0%	$8,299
as a percent of net sales	4.0%		2.7%	3.2%		2.4%

Selling expenses increased $1.3 million or 44.4% for the three-month period ended September 30, 2005 over the same period last year. Selling expenses for the nine months ended September 30, 2005 increased $3.0 million or 36.0% over the same period last year. Selling expenses increased mainly due to higher media and marketing costs to support the Company’s dealer expansion and other initiatives, higher dealer convention expenses, and higher sales commissions resulting from higher sales.

General and administrative expenses

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)

General and administrative expenses	$3,346	9.2%	$3,064	$10,489	21.3%	$8,645
as a percent of net sales	3.1%		2.7%	2.9%		2.6%

General and administrative expenses totaling $3.3 million for the three-month period ended September 30, 2005 were up $0.3 million, or 9.2%, compared to the same period last year. For the nine-month period ended September 30, 2005, general and administrative expenses were $10.5 million, representing an increase of $1.8 million, or 21.3%, compared to the same period last year. The increase in general and administrative expenses is due to higher audit and professional fees, as well as higher staffing levels to support increased sales and production and increased staffing to support ongoing Sarbanes-Oxley compliance.

Interest expense

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004

Interest expense	$395	659.6%	$52	$983	656.2%	$130
as a percent of net sales	0.4%		0.0%	0.3%		0.0%

Interest expense for the three-month periods ended September 30, 2005 and 2004 was $0.4 million and $0.1 million, respectively. For the nine-month periods ended September 20, 2005 and 2004, interest expense was $1.0 million compared to $0.1 million for the same period last year. The change in interest expense is primarily attributable to increased borrowings on the line of credit.

Other expense (income)

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004

Other expense (income)	$19	176.0%	$(25)	$(72)	0.0%	$(72)
as a percent of net sales	0.0%		0.0%	0.0%		0.0%

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

Provision for income taxes

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004
			(Restated)			(Restated)

Provision for income taxes	$—	(100.0)%	$601	$—	(100.0)%	$2,818
as a percent of net sales	0.0%		0.5%	0.0%		0.9%

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

Loss from discontinued operations, net of taxes

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2005		2004	2005		2004

Loss from discontinued operations, net of taxes	$—	(100.0)%	$(727)	$—	(100.0)%	$(1,137)
as a percent of net sales	0.0%		(0.7)%	0.0%		(0.3)%

On September 24, 2004, the Company sold its Travel Trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The loss from discontinued operations (including a $0.3 million gain on the sale) for the three-month and nine-month periods ended September 30, 2004 was $0.7 million and $1.1 million, respectively.

Liquidity and Capital Resources

At September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $0.01 million (excluding restricted cash totaling $0.03 million and $0.25 million, respectively, required to secure a letter of credit in connection with one of the Company’s insurance policies). During the nine-month period ended September 30, 2005, the Company financed its operations primarily through its existing working capital and its line of credit with UPS Capital Corporation (“UPSC”).

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

On September 30, 2005, the Company had working capital of $33.8 million compared to $49.1 million at December 31, 2004. This decrease of $15.3 million was primarily due to a $9.4 million increase in borrowings on the line of credit and a $4.2 million increase in the book overdraft, partially offset by a $2.9 million increase in receivables and a $2.1 million increase in inventories.

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

On August 12, 2005, the Company entered into a new three-year asset-based revolving credit facility with UPSC and Wells Fargo Bank for $25 million, with the Company having the option, subject to certain conditions, of increasing the revolver in $5 million increments up to a total credit facility of $40 million. On September 29, 2005, the Company affected such an increase in the amount of the credit facility from $25 million to $30 million. The credit facility is collateralized by all of the Company’s assets other than real estate. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to EBITDA, and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. The Company did not meet these financial covenants as of September 30, 2005, and currently does not expect to until September 30, 2006.  Until these covenants are met, the Company’s borrowing availability under its $40 million facility is limited to an amount between $27 million to $32 million, depending on eligible inventory and accounts receivable. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation.

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

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: i) new product introductions in the fourth quarter of 2005 with additional new product and floor plan introductions in the first half of 2006, ii) new dealer additions to fill open market areas or replace under-performing dealers, iii) reductions in all categories of inventory, iv) head count re-balancings to current retail sales-supported production levels, v) engineering reviews of material components for the removal of non-value added items to reduce both material and assembly costs, vi) continued thorough motorhome inspections to improve quality and to more timely report failures and vii) manufacturing cost reductions resulting from the continued implementation of lean manufacturing concepts.

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

In December 2004, the FASB issued FASB Staff Position (FSP) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act, or AJCA, introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP 109-1 is effective upon its issuance. The adoption of FSP 109-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS No. 123R in the first calendar quarter of 2006, beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the modified retrospective method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS No. 148).

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3” (“SFAS No. 154”). SFAS No. 154 provides guidance on the accounting for, and reporting of, accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is required to be adopted in fiscal years beginning after December 15, 2005. The Company does not believe that adoption of this standard will have an impact on its consolidated financial statements.

In August 2005, the FASB issued FSP 123-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under SFAS No. 123R.” In this FSP, the FASB decided to defer the requirements in SFAS No. 123R that make a freestanding financial instrument subject to the recognition and measurement requirements of other generally accepted accounting principles (“GAAP”) when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R. The Company has not yet determined the method of adoption or the affect of adopting SFAS No. 123R, and the Company has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS Nos. 123 and 148.

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

In connection with the preparation of its Quarterly Report on Form 10-Q, as of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weaknesses referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K/A for the year ended December 31, 2004 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2005.

Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, we identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of September 30, 2005:

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

Remediation of Material Weaknesses

As of the filing date of this Form 10-Q/A, the Company had not fully remediated one of the material weaknesses in the Company’s internal control over financial reporting identified as of December 31, 2004, which continued to exist as of September 30, 2005. We have taken the following actions to address the material weaknesses described above:

1. Insufficient personnel resources and technical expertise within its accounting function

Management has assessed the organization of its accounting personnel and the technical expertise within the accounting function. As a result, the Company has established an accounting function at the parent company level. The NRV divisional controller was promoted to Corporate Controller and will be responsible for setting and establishing accounting policies for the Company and its two divisions in accordance with generally accepted accounting principles (“GAAP”) and guidelines required by the Securities and Exchange Commission (“SEC”). To assist the Corporate Controller, the Company has also  created the position of Manager of Financial Reporting. In addition, the Company has subscribed to an on-line research tool to assist this group in staying abreast of new accounting pronouncements, proper accounting disclosure and also research technical accounting issues relating to the Company’s ongoing business transactions. At the NRV division, the Company has hired a new Controller and Accounting Manager. As a result of the re-organization of its accounting personnel and increased technical expertise within the accounting function, management believes that these actions will remediate the material weaknesses described in items (a), (b) and (c) above. As of the date of the filing of the 2005 Form 10-K, the Company has not fully remediated the material weakness in the Company’s internal control over financial reporting. However, during fiscal year 2006, management has taken a number of steps that it believes will impact the effectiveness of our internal control over financial reporting. Management has not completed its 2006 assessment of internal control over financial reporting. Upon completion of the 2006 assessment, management will report on internal control over financial reporting and the status of remediation.

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

3. Accounting for Sales Incentives

Effective May 31, 2005, the Company changed its method of accounting for sales incentive programs that are paid directly to the dealers’ sales representatives. These sales incentives are now classified as a reduction of revenue rather than as a selling expense. These sales incentives were restated for all years presented in the fiscal year 2004 Form 10-K and have been properly classified in the first, second and third quarters of fiscal year 2005. As more fully discussed in 1 above, the Company has increased its personnel and expertise within the accounting function. In addition, the Company has revised its quarterly closing procedures to strengthen its review of all existing sales incentive programs to ensure they are accounted for properly. As a result of the re-organization of its accounting personnel and increased technical expertise within the accounting function and additional control procedures implemented, management believes that these actions will remediate this material weakness. This material weakness was remediated as of December 31, 2005.

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

NATIONAL R.V. HOLDINGS, INC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

A. Exhibits

10.1	Credit Agreement, dated as of August 12, 2005 between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (1)

10.2	Loan Modification Agreement, dated as October 4, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 filed with the Securities and Exchange Commission on November 8, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: September 15, 2006	By	/s/ Thomas J. Martini

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)