Form 10-Q
period 2006-09-30
NATIONAL RV HOLDINGS INC
filed 2006-11-13
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common stock, par value $0.01 per share	10,339,484

NATIONAL R.V. HOLDINGS, INC.
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4	$11
Restricted cash	720	201
Receivables, less allowance for doubtful accounts of $533 and $392, respectively	21,801	21,533
Inventories	73,191	61,940
Prepaid expenses	2,732	2,359
Deferred income taxes	778	1,281
Total current assets	99,226	87,325
Property, plant and equipment, net	38,411	38,457
Other assets	1,344	1,608
Total assets	$138,981	$127,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$7,086	$2,582
Accounts payable	34,394	20,218
Accrued expenses	23,396	26,273
Current portion of capital leases	62	57
Line of credit	24,048	12,059
Total current liabilities	88,986	61,189
Long-term portion of capital leases	136	169
Deferred income taxes	778	1,281
Long-term accrued expenses	4,986	5,089
Total liabilities	94,886	67,728

Commitments and contingent liabilities (Note 6)

Stockholders’ equity:
Preferred stock - $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock - $0.01 par value; 25,000,000 shares authorized, 10,339,484 issued and outstanding	103	103
Additional paid-in capital	38,256	37,563
Retained earnings	5,736	21,996
Total stockholders’ equity	44,095	59,662
Total liabilities and stockholders’ equity	$138,981	$127,390

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$91,999	$108,232	$315,107	$357,082
Cost of goods sold	91,191	106,067	309,031	347,201
Gross profit	808	2,165	6, 076	9,881
Selling expenses	3,234	4,335	9,861	11,289
General and administrative expenses	3,774	3,346	10,618	10,489
Operating loss	(6,200)	(5,516)	(14,403)	(11,897)
Interest expense	801	395	1,835	983
Other expense (income)	(10)	19	(101)	(72)
Loss before income taxes	(6,991)	(5,930)	(16,137)	(12,808)
Provision for income taxes	86	—	123	—
Net loss	$(7,077)	$(5,930)	$(16,260)	$(12,808)

Loss per common share:
Basic	$(0.68)	$(0.57)	$(1.57)	$(1.24)
Diluted	$(0.68)	$(0.57)	$(1.57)	$(1.24)

Weighted average number of shares:
Basic	10,339	10,339	10,339	10,338
Diluted	10,339	10,339	10,339	10,338

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(16,260)	$(12,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	147	126
Reserve and write down of inventories	6,403	1,576
Depreciation and amortization	3,112	2,760
Loss (gain) on asset disposal	28	(35)
Stock-based compensation	693	—
Changes in assets and liabilities:
Increase in receivables	(415)	(3,052)
Increase in inventories	(17,654)	(4,100)
(Increase) decrease in prepaid expenses	(373)	641
Increase in accounts payable	14,176	1,271
(Decrease) increase in accrued expenses	(2,980)	1,351
Net cash used for operating activities	(13,123)	(12,270)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(519)	226
Repayments on note receivable	—	1,970
Purchase of property, plant and equipment	(3,164)	(3,576)
Proceeds from sale of assets	128	75
Decrease in other assets	206	44
Net cash used in investing activities	(3,349)	(1,261)

Cash flows from financing activities:
Increase in book overdraft	4,504	4,207
Principal payments on capital leases	(28)	(24)
Deferred financing costs	—	(236)
Net borrowings under line of credit	11,989	9,444
Proceeds from issuance of common stock	—	140
Net cash provided by financing activities	16,465	13,531
Net decrease in cash and cash equivalents	(7)	—
Cash and cash equivalents, beginning of the year	11	11
Cash and cash equivalents, end of period	$4	$11

Supplementary cash flow information:

Reclassification of inventory for operating lease	$—	$394

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

General

The consolidated financial statements include the financial statements of National RV Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries National RV, Inc. (“NRV”) and Country Coach, Inc. (“CCI”).

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

History of Recent Losses

The Company experienced net losses for the three months ended September 30, 2006 and 2005 of $7.1 million and $5.9 million, respectively, and for the nine months ended September 30, 2006 and 2005 the Company experienced net losses of  $16.3 million and $12.8 million, respectively. The Company used $13.1 and $12.3 million of cash for operating activities for the nine months ended September 30, 2006 and 2005, respectively. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With the continued decline of RV industry wholesale shipments, rising interest rates, increased gas prices and continued economic uncertainty, the Company experienced continued net losses for the three and nine months ended September 30, 2006. These conditions combined with recent historical losses led the Company to assess its short-term liquidity needs and plans to achieve profitability.

Management’s initiatives to improve the Company’s earnings and working capital position by achieving operational profitability include: (i) introducing new products and floor plans in 2006, (ii) adding new dealers to fill open market areas or replace under-performing dealers, (iii) decreasing overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) improving manufacturing efficiencies, (v) further reducing manufacturing and other overhead costs and (vi) decreasing the costs of warranty.

In order to fund on-going operations, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt financings it may be able to complete until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of its available borrowing capacity and funding needs, the Company believes it will need to raise additional funds in the near term in order to have sufficient financial resources to fund its operations for the next twelve months. As a result, the Company is currently reviewing offers for long-term debt financing and several other strategic opportunities in order to lessen the Company’s reliance on its existing line of credit and to improve its working capital position.  There can be no assurance that any such long-term financing or strategic opportunities can be completed with acceptable terms and conditions. If the Company is unable to obtain additional financing, it will then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, deferring the introduction of new products or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have a material adverse effect on the Company’s financial position, results of operations and prospects.

NOTE 2 — INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Inventories:
Raw materials	$21,461	$19,289
Chassis	6,377	3,236
Work-in-process	30,922	30,870
Finished goods	14,431	8,545
Total inventories	$73,191	$61,940

For the three months ended September 30, 2006 and 2005, the Company recorded a write-down of inventories to the lower of cost or market of $2.8 million and $0.7 million, respectively.  The increase primarily reflects the incremental costs incurred with introducing two new products into production during the quarter.  For the nine months ended September 30, 2006 and 2005, the Company recorded a write-down of inventories to the lower of cost or market of $6.1 million and $0.9 million, respectively.  A total of $1.8 million of the $6.1 million write-down was for units affected by the defective fiberglass as discussed below in Note 6.

NOTE 3 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	September 30, 2006	December 31, 2005

Current accrued expenses:
Accrued compensation and related taxes	$5,222	$7,811
Accrued sales incentives	3,153	4,129
Warranty reserve	11,667	11,705
Workers’ compensation self-insurance reserve	1,853	2,209
Other accrued expenses	1,501	419
Total current accrued expenses	$23,396	$26,273

Long-term accrued expenses:
Warranty reserve	$132	$130
Workers’ compensation self-insurance reserve	4,242	4,280
Deferred compensation	612	679
Total long-term accrued expenses	$4,986	$5,089

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

The following table summarizes the activity related to the warranty reserve for the nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Nine Months Ended September 30,
	2006	2005
Balance at January 1,	$11,835	$8,505
Warranties issued during the period and changes in liability for pre-existing warranties	11,880	13,228
Settlements made during the period	(11,916)	(11,619)
Balance at September 30,	$11,799	$10,114

NOTE 5 — CREDIT FACILITY

At September 30, 2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $40 million, after exercising two consecutive $5 million increases to the line of credit in May and June 2006. At September 30, 2006, the credit facility was collateralized by all of the Company’s assets.  Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and a fixed charge coverage ratio. If these financial covenants are not met, the Company’s availability under the credit facility will be reduced. On August 10, 2006, the Company entered into an amendment of its credit facility in order to temporarily increase the credit line to $50 million through September 30, 2006. Borrowing availability continues to be based on eligible accounts receivable and inventory.   The amendment provided that the $50 million credit facility be reduced incrementally to the original $40 million over a five-week period to be completed the last week in September.  The amendment also provided that all financial covenants were waived for the months of July, August and September of 2006. In September, the Company exceeded its Minimum Excess Availability requirements and therefore was not in default of the financial covenants.  In connection with the amendment, the Company provided its Perris, California real estate as collateral to secure the credit facility.

At September 30, 2006 and December 31, 2005, the Company had outstanding loans under the line of credit of $24.0 million and $12.1 million, respectively. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At September 30, 2006, the interest rate for the borrowings under the line of credit was 8.75%. The weighted average interest rate for the borrowings on the credit facility during the three months ended September 30, 2006 and 2005 were 8.75% and 6.57%, respectively. The weighted average interest rate for the borrowings on the credit facility during the nine months ended September 30, 2006 and 2005 were 8.44% and 6.56%, respectively.

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

Contingent Liabilities Related to Faulty Material Used in Manufacture:

In April 2006, the Company identified an issue relating to a supply of defective fiberglass that it estimated to affect approximately 50 motorhomes at the NRV subsidiary. Since these initial estimates, the Company has found approximately 22 additional defective units, of which two were found in the three month period ending September 30, 2006. Management has made its best efforts to identify all affected units as of October 17, 2006. However, there may still be additional unidentified units that management cannot reasonably estimate; consequently, no reserve has been recorded for potential future losses on the repair and resale of unidentified defective units in the consolidated financial statements for the three and nine months ended September 30, 2006.    On June 29, 2006, NRV filed a civil action in the Riverside County, California Superior Court against the supplier of the defective fiberglass.  The lawsuit seeks, among other remedies, compensatory damages for the repair costs and diminution in value of the affected motorhomes, lost profits, loss of goodwill, and other damages incurred by NRV arising from the defective material.  There can be no assurance that the Company will be successful in the lawsuit or that the Company will be able to recover all or any of the costs incurred as a result of the defective material.

Recall:

In June 2006,  CCI determined that certain tires installed on some motorhomes between 1995 and 2001 were defective. As a result,  CCI is conducting a recall to replace these tires. The Company reduced the original recall cost estimate by $0.4 million during the three month period ended September 30, 2006.   For the nine months ended September 30, 2006, the Company recognized a net cost of $0.7 million.  The Company intends to seek recovery of most of those costs from the tire manufacturer.

Recourse of Dealer Financing:

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $149.0 million at September 30, 2006. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

Other Commitments:

In August 2004, the Company entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its CCI facility in Junction City, Oregon. The Company paid a deposit of $0.1 million. The closing of the purchase is subject to customary closing conditions and is expected to occur before February 2007.

NOTE 7 — STOCK BASED COMPENSATION

Stock Option Plans

As of September 30, 2006, the Company had three service-based fixed option plans (the “Plans”): the 1996 Stock Option Plan, the 1997 Stock Option Plan and the 1999 Stock Option Plan. The Plans are further described below:

1996 Stock Option Plan

In October 1996, the Company’s Board of Directors adopted and approved the 1996 Stock Option Plan (the “1996 Option Plan”). The 1996 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1996 Option Plan provides for the award of options to purchase up to 675,000 shares of Common Stock. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1996 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1996 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the United States of America Internal Revenue Service (“IRS”) Code) and non-incentive stock options. Options granted pursuant to the 1996 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish for each participant in the 1996 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. There were no options granted under the 1996 Option Plan for the three months ended September 30, 2006 and 145,000 options granted for the nine months ended September 30, 2006.

1997 Stock Option Plan

In June 1997, the Company’s Board of Directors adopted and approved the 1997 Stock Option Plan (the “1997 Option Plan”). The 1997 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1997 Option Plan provides for the award of options to purchase up to 900,000 shares of Common Stock. The 1997 Option Plan is administered by the Board of Directors or, at its option, a committee of the Board of Directors. The Board (or a designated committee) has, subject to the provisions of the 1997 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1997 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1997 Option Plan will have such vesting schedules and expiration dates as the Board (or a designated committee) shall establish for each participant in the 1997 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. There were no options granted under the 1997 Option Plan for the three and nine months ended September 30, 2006.

1999 Stock Option Plan

The Company’s Board of Directors adopted and approved the 1999 Stock Option Plan in April 1999, which was amended and restated in April 2000 and again in April 2001 (together, the “1999 Option Plan”). The 1999 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1999 Option Plan provides for the award of options to purchase up to 1,150,000 shares of Common Stock. The 1999 Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the provisions of the 1999 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1999 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the IRS Code) and non-incentive stock options. Options granted pursuant to the 1999 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish for each participant in the 1999 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. There were no options granted under the 1999 Option Plan for the three and nine months ended September 30, 2006.

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

Adoption of Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment”

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”) and all related financial statement guidance and interpretations using the modified prospective application transition method. The modified prospective method applies the expense recognition requirements of SFAS No. 123(R) to new awards and to awards outstanding at the effective date and subsequently modified or canceled and does not restate prior periods for comparative purposes. Previously, the Company had accounted for employee stock based compensation using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations and the fair value method for stock option grants that do not meet the requirements for use of the intrinsic value method as proscribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Due to the difference in the valuation methods between APB No. 25 and SFAS No. 123(R), the adoption of SFAS No. 123(R) had a significant impact on the Company’s financial position, results of operations and cash flows. For the three and nine months ended September 30, 2006, the Company recognized compensation expenses and additional paid-in-capital of $0.1 million and $0.7 million related to the stock-based compensation arrangements, respectively.

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

Assumptions used in the Black-Scholes model for stock option grants during the nine months ended September 30, 2006 are as follows:

Nine Months Ended September 30, 2006
Expected term (in years)	5.0
Risk-free interest rate	4.69%
Expected volatility	45.0%
Weighted average volatility	45.0%
Expected dividend yield	0.0%

Share based compensation expense recognized in the consolidated statement of operations for the three and nine months ended September 30, 2006 is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical employee termination rates, which were estimated to be approximately 1% for both officers and directors and 10% for employees at September 30, 2006. The estimated fair value, less the estimated forfeitures, is amortized to compensation expense using the straight-line attribution method. In the pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for pre-vesting forfeitures in the pro-forma disclosure as incurred.

A summary of option activity under the Plans for the three and nine months ended September 30, 2006 is presented below:

Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)

Outstanding at January 1, 2006	1,080	$9.94
Granted	145	6.09
Exercised	—	—
Forfeited	(6)	12.50
Canceled	(3)	12.50
Outstanding at March 31, 2006	1,216	9.46	4.4
Granted	—	—
Exercised	—	—
Forfeited	(13)	6.80
Canceled	(6)	9.36
Outstanding at June 30, 2006	1,197	$9.49	4.1
Granted	—	—
Exercised	—	—
Forfeited	(15)	6.64
Canceled	(179)	12.64
Outstanding at September 30, 2006	1,003	$8.97	4.4
Exercisable at September 30, 2006	802	$9.33	3.3

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $2.79. Because the Plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, there are no compensation costs related to the intrinsic value of share-based compensation.

A summary of the status of the Company’s non-vested shares for the three and nine months ended September 30,

2006 is presented below:

Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value

Non-vested at January 1, 2006	310	$3.17
Granted	—	—
Vested	(70)	3.47
Forfeited	(6)	4.56
Non-vested at March 31, 2006	234	3.05
Granted	—	—
Vested	(5)	3.79
Forfeited	(13)	2.93
Non-vested at June 30, 2006	216	3.03
Granted	—	—
Vested	—	—
Forfeited	(15)	2.90
Non-vested at September 30, 2006	201	$3.04

As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0.1 million and $0.7 million, respectively. Since the Company had net operating loss carryforwards (before valuation) as of September 30, 2006, no excess tax benefit for the tax deductions related to stock-based compensation was recognized for the three and nine months ended September 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised for the three and nine months ended September 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

For the purposes of pro-forma disclosures required under SFAS No. 123 and SFAS No. 148 for the three and nine months ended September 30, 2005, the estimated value of the stock options were assumed to be amortized to expense over the stock options’ vesting periods. The pro-forma effects of recognizing the compensation expense under the fair value method on net loss and loss per common share for the three and nine months ended September 30, 2005 were as follows (all amounts in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005

Net loss	$(5,930)	$(12,808)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	186	527
Pro forma net loss	$(6,116)	$(13,335)

Basic loss per share	$(0.57)	$(1.24)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.05
Basic loss per share pro forma	$(0.59)	$(1.29)

Diluted loss per share	$(0.57)	$(1.24)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.02	0.05
Diluted loss per share pro forma	$(0.59)	$(1.29)

Because the Plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, there were no compensation costs related to the intrinsic value of stock options.  For the three months ended September 30, 2006, there were no stock options granted.  A total of 145,000 stock options were granted during the nine month period ending September 30, 2006.

NOTE 8 — INCOME TAXES

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that a company’s deferred tax assets will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of deferred tax assets. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. The Company recorded non-cash charges for the three months ended September 30, 2006 and 2005 of $2.9 million and $2.5 million, respectively, and for the nine months ended September 30, 2006 and 2005, the Company recorded non-cash charges of $6.3 million and $4.9 million, respectively, to fully reserve against the net deferred tax assets realized during those periods. Allocating the valuation allowance on a pro rata basis, in accordance with SFAS No. 109, resulted in current net deferred tax assets and long-term net deferred tax liabilities of $0.8 million at September 30, 2006 and $1.3 million at December 31, 2005.

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

The Company excluded stock options to purchase 1,003,001 and 931,796 shares from the computation of diluted earnings per share at September 30, 2006 and 2005, respectively.

NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 (“ARB 43”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This standard was applied prospectively. For the three and nine months ended September 30, 2006 the Company recognized a current period charge of $0.4 million of fixed production overhead below normal production levels.

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

In June 2006, the Emerging Issue Task Force EITF reached a consensus on issue EITF 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). Accordingly, an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to paragraph 6(b) of EITF 06-2 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of EITF 06-2 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period.  The provisions of this consensus should be applied in financial reports for fiscal years beginning after the date the consensus is ratified by the Board. Entities should recognize the effects of applying the consensus as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company had been accounting for benefits similar to sabbatical leave in accordance with the provisions of this consensus. Consequently, the adoption of the provisions of this consensus will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for –profit organization.  Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  This statement is effective for fiscal years ending after December 15, 2006.  The Company does not currently provide defined benefit pension or other postretirement plans, therefore the Company has determined that the adoption of this statement will not have an impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have an impact on our financial condition or results of operations.

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

Executive Overview

National R.V. Holdings, Inc. (the “Company”) through its two wholly-owned subsidiaries National RV, Inc.  (“NRV”) and Country Coach, Inc. (“CCI”), is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes. From its Perris, California facility, NRV designs, manufactures, and markets Class A gas and diesel motorhomes under the Dolphin, Islander, Sea Breeze, Pacifica, Surfside,

Tradewinds and Tropical brand names. From its Junction City, Oregon facility, CCI designs, manufactures and markets high-end (Highline) Class A diesel motorhomes under the brand names Affinity, Allure, Inspire, Intrigue, Magna, Tribute and bus conversions under the Country Coach Prevost brand.

For the three months ended September 30, 2006, the Company incurred a net loss of $7.1 million or $0.68 per share as compared to a net loss of $5.9 million or $0.57 per share for the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Company incurred a net loss of $16.3 million or $1.57 per share as compared to a net loss of $12.8 million or $1.24 per share for the nine months ended September 30, 2005. Despite its losses, the Company increased market share by 12.5% as reported by Statistical Surveys, Inc. for the eight months ended August 31, 2006 (the most recent period available) as compared to the same period in 2005. The Class A motorhome industry experienced a 17.7% decline in wholesale shipments as reported by the Recreation Vehicle Industry Association (“RVIA”) for the nine months ended September 30, 2006 as compared to the same period in 2005. Net sales for the three and nine months ended September 30, 2006 declined 15% and 12% respectively, despite the even larger overall industry decline.  As a result, the Company’s profitability was negatively affected. During the three and nine months ended September 30, 2006, the Company incurred significant writedowns of inventory levels due to declining production volumes at the Company’s NRV subsidiary and production inefficiencies associated with the introduction of two new product lines by the CCI subsidiary.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R),”Share-Based Payment”, and all related financial statement guidance and interpretations using the modified prospective application transition method. The modified prospective method applies the expense recognition requirements of SFAS No. 123(R) to new awards and to awards outstanding at the effective date and subsequently modified or canceled and does not restate prior periods for comparative purposes. Previously, the Company had accounted for employee stock-based compensation using the intrinsic value method as proscribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations and the fair value method for stock option grants that do not meet the requirements for use of the intrinsic value method as proscribed by SFAS No. 123. Due to the difference in the valuation methods between APB No. 25 and SFAS No. 123(R), the adoption of SFAS No. 123(R) had a significant impact on the Company’s financial position, results of operations and cash flows. For the three and nine months ended September 30, 2006, the Company recognized compensation expenses and additional paid-in-capital of $0.1 million and $0.7 million, respectively, related to the stock-based compensation arrangements. Because the Company’s stock option plans established that the exercise price will not be less than 100 percent of the market value of the shares on the date of grant, no compensation costs related to the intrinsic value of stock options were recognized in periods prior to January 1, 2006.

Share-based compensation expense recognized in the consolidated statement of operations is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on historical employee termination rates, which were estimated to be approximately 1% for both officers and directors and 10% for employees at September 30, 2006. The estimated fair value, less the estimated forfeitures are amortized to compensation expense using the straight-line attribution method. In the pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for pre-vesting forfeitures in the pro-forma disclosure required by SFAS No. 123 as incurred.

At September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans that is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0.1 million and $0.7 million, respectively. Since the Company had net operating loss carryforwards (before valuation) as of September 30, 2006, no excess tax benefit for the tax deductions related to stock-based compensation was recognized for the three and nine months ended September 30, 2006. Additionally, no incremental tax benefits were recognized from stock options exercised for the three and nine months ended September 30, 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

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

The Company’s continuous re-design and introduction of new product offerings at NRV and CCI are aimed at continuing to increase in the Company’s market share during 2006. The introductions of additional new products are planned at both divisions during the year. NRV introduced its new Pacifica diesel motorhome early in the third quarter of 2006, and CCI introduced its new Tribute line in the third quarter of 2006.  CCI will also introduce the Rhapsody line in the fourth quarter of the year.

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

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of critical accounting policies below and in the Annual Report on Form 10-K for the year ended December 31, 2005. Besides the adoption of SFAS No. 123(R), there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles for the three and nine months ended September 30, 2006.

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

Inventory Pricing

Effective January 1, 2006, the Company adopted SFAS No. 151. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Compliance with SFAS No. 151 requires significant judgments and estimates as to what constitutes abnormal amounts of idle facility, freight, handling costs, and wasted materials (spoilage) as well as the threshold of “normal capacity” of a production facility. The requirements of SFAS No. 151 could potentially have a future impact on the Company’s financial position, results of operations and cash flow of the Company based on certain economic factors and management’s judgments and estimates about what constitutes abnormal costs and normal capacity in which actual results could significantly differ from these estimates.  For the three and nine months ended September 30, 2006, the Company recognized a current period charge of $0.4 million of allocated fixed production overhead below normal production levels.

Results of Operations

Comparison of the Results of Operations for the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2005:

(Amounts in tables are in thousands, except wholesale sales and percentages)

Net sales

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2006		2005	2006		2005

Net sales	$91,999	(15.0)%	$108,232	$315,107	(11.8)%	$357,082
as a percent of net sales	100.0%		100.0%	100.0%		100.0%

The Company operates in one business segment which designs, markets and manufactures Class A motorhomes that are sold to a network of dealers throughout the United States and Canada. Net sales are comprised of sales of motorhomes, parts and services. Net sales are reduced by sales returns and allowances and cash-based sales incentive programs.

The following table presents the number of diesel and gas Class A motorhomes wholesale sold for the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Diesel	288	302	(4.6)%	952	1,087	(12.4)%
Gas	220	303	(27.4)%	911	1,073	(15.1)%
Total	508	605	(16.0)%	1,863	2,160	(13.8)%

Net sales for the three months ended September 30, 2006 decreased $16.2 million or 15% from the same period in 2005. The decrease was caused by a general decline in industry shipments of 18%. Shipments of diesel units declined 5% while shipments of gas units declined 27% for a combined unit shipment decline of 16% for the Company. The average sales price for the quarter increased 1% to $181,000 for the current quarter from $179,000 for the same quarter last year.

Sales incentives for the three months ended September 30, 2006 increased by approximately $0.8 million, going from 2.8% to 4.3% of net sales from the same period in 2005. Included in the sales incentives were $1.1 million in rebates related to the sale of units affected by the defective fiberglass material from a third party supplier. Excluding the incentives for the units affected by the defective fiberglass material, sales incentives would have decreased by $0.3 million.

Net sales for the nine months ended September 30, 2006 decreased $42.0 million or 12% from the same period in 2005. The decrease was caused by a general decline in industry shipments of 18%. Shipments of diesel units declined 12% while shipments of gas units declined 15% for a combined unit shipment decline of 14% for the Company. The average sales price for the nine months ended September 30, 2006 increased 2% to $169,000 from $165,000 for the same period last year.

Sales incentives for the nine months ended September 30, 2006, decreased by $1.4 million or 11% from the same period in 2005.   Included in the sales incentives were $2.0 million in rebates related to the units affected by the defective fiberglass material from a third party supplier.  Excluding the incentives for the units affected by the defective fiberglass  material, sales incentives for the Company would have decreased $3.4 million or 27% from the nine month period ended September 30, 2005.  In 2005, the Company offered significant cash rebates to move surplus goods from its manufacturing facility as a result of the slowing market demands.  In 2006, the Company has focused its incentives to more structured cash rebates to the dealers based on retailing brands and replenishing the dealers’ lots with similar brand models.

Gross profit margin

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2006		2005	2006		2005

Gross profit	$808	(62.7)%	$2,165	$6,076	(38.5)%	$9,881
Gross profit margin	0.9%	(55.0)%	2.0%	1.9%	(32.1)%	2.8%

Gross profit represents net sales less cost of goods sold. Cost of goods sold include materials, labor and overhead (including research, development and engineering costs) associated with the production of Class A motorhomes, the cost of parts sold, costs of providing service, warranty expense and delivery costs.

For the three months ending September 30, 2006, the Company realized gross profit of $.8 million, a decrease of $1.4 million from the three months ending September 30, 2005.  Gross profit margin was negatively impacted by a $1.5 million increase in the workers compensation reserve for a significant injury and a revised actuarial estimate on the overall reserve.  In addition, the Company recorded a write-down of inventories to the lower of cost or market of $2.8 million primarily reflecting the incremental costs incurred with introducing new products and redesigns into production during the quarter.  As a result of decreasing levels of production at NRV a charge of $0.4 million was recognized for fixed overhead costs below normal capacity as required by SFAS 151 “Inventory Costs-an Amendment of ARB No. 43, Chapter 4”.  Offsetting these increases was a reduction of $0.4 million to the reserve accrual for the recall of defective tires used in the manufacture of certain motorhomes between 1995 and 2001, other cost reductions and improved operating efficiencies over the three months ending September 30, 2005.

For the nine months ending September 30, 2006, the Company realized gross profit of $6.1 million, a decrease of $3.8 million from the nine months ending September 30, 2005.  The Company recorded a write-down of inventories to the lower of cost or market of $6.1 million as the result of three primary factors.  The first factor related to the costs associated with the defective fiberglass supplied to the Company by a third party supplier, which the Company first identified in April 2006.  The costs incurred related to this defective material include, among other items, production rework costs, discounts related to the sale of affected units, plant shutdowns and other costs.  The second factor was the incremental costs associated with the introduction of new products and redesigns into production.  The third factor was lower production rates realized at NRV resulting in lower fixed cost absorption.  Gross profit was also negatively affected by a $1.5 million increase in the workers compensation reserve for a significant injury and a revised actuarial estimate on the overall reserve and a $0.7 increase in the reserve for the recall for defective tires used in the manufacture of certain motorhomes between 1995 and 2001.  Gross profit for the nine months ended September 30, 2006 was positively impacted by reductions in sales incentives.

Selling expenses

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2006		2005	2006		2005

Selling expenses	$3,234	(25.4)%	$4,335	$9,861	(12.6)%	$11,289
as a percent of net sales	3.5%		4.0%	3.1%		3.2%

Selling expenses include payroll, employee benefits and other head-count related costs associated with sales and marketing personnel, advertising, promotion, customer clubs, dealer trade shows and rallies.

For the three months ended September 30, 2006, selling expenses decreased 25% from the comparable prior year period.  This decrease was due to a reduction in both sales and marketing expenses and was offset by a small increase in the cost of shows and rallies.  The decrease in selling expenses for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was due to decreased sales commissions resulting from a decrease in sales and a reduction in advertising costs and was partially offset by increased show expenses.

General and administrative expenses

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2006		2005	2006		2005

General and administrative expenses	$3,774	12.8%	$3,346	$10,618	1.2%	$10,489
as a percent of net sales	4.1%		3.1%	3.4%		2.9%

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

The increase of $0.4 million in general and administrative costs for the three months ended September 30, 2006 was the result of increased professional fees and loan fees.  The increase in general and administrative costs for the nine months ended September 30, 2006 was due to increased professional fees, share based compensation and loan fees offset by certain cost reductions resulting from the Company’s cost containment iniatives.

Interest expense

	Three Months Ended September 30, Percent Change			Nine Months Ended September 30, Percent Change
	2006		2005	2006		2005

Interest expense	$801	102.8%	$395	$1,835	86.7%	$983
as a percent of net sales	0.9%		0.4%	0.6%		0.3%

Interest expense primarily represents the interest charged on the Company’s line of credit with UPSC and Wells Fargo Bank.

The increase in interest expense in both the three and nine month period ended September 30, 2006 is a result of increased borrowing on the line of credit as well as rising interest rates directly related to the increases in the prime interest rate by the Federal Reserve.

Liquidity, Capital Resources and Financial Condition

The Company incurred net losses of $7.1 million and $5.9 million for the three months ended September 30, 2006 and September 30, 2005, respectively, and $16.3 million and $12.8 million for the nine months ended September 30, 2006 and 2005, respectively. The Company used $13.1 and $12.3 million of cash for operating activities for the nine months ended September 30, 2006 and 2005, respectively.  The RV industry historically has been cyclical and subject to down turns during periods of weak economic conditions. Swings in consumer confidence, rising interest rates, increased gas prices and continued economic uncertainty have led to an overall decline in the RV industry since the third quarter of 2004; consequently, due in part to such industry conditions, the Company has experienced continued losses.

During the nine months ended September 30, 2006, the Company financed its operations primarily through its existing working capital and line of credit with UPSC and Wells Fargo Bank. At September 30, 2006, the Company had $4,000 in cash and cash equivalents.  This amount excludes restricted cash totaling $0.7 million required to secure a letter of credit in connection with one of the Company’s insurance policies, to provide security for the Company’s credit cards and to provide a deposit in lieu of bond for a warranty case.  The $0.5 million increase in restricted cash from December 31,2005, was primarily attributable to the $0.3 million deposit in lieu of bond.  The Company had net working capital of $10.2 million and $26.1 million at September 30, 2006 and December 31, 2005, respectively. The decrease in working capital at September 30, 2006 compared to December 31, 2005 was primarily due to an increase in accounts payable of $14.2 million, an increase in the line of credit of $12.0 million, and an increase in the book overdraft of $4.5 million, offset by an increase in net inventories of $11.3 million.

During the nine months ended September 30, 2006, the Company used $13.1 million of cash in its operations, which was primarily due to a net loss of $16.3 million, increases in net inventories of $11.3 million, partially offset by a $14.2 million increase in accounts payable.  During the nine months ended September 30, 2005, the Company used $12.0 million of cash in its operations.  This was primarily attributable to a net loss of $12.8 million, increases in accounts receivable and net inventory of $3.1 million and $2.1 million, partially offset by $2.8 million of depreciation expense and increases in accrued liabilities and accounts payable of $1.4 million and $1.3 million, respectively.  For the nine months ended September 30, 2006, net cash used in investing activities was $3.3 million, which was primarily attributable to purchases of property, plant and equipment. During the nine months ended September 30, 2005, net cash used in investing activities was $1.5 million, consisting primarily of $3.6 million of purchases of property, plant and equipment, partially offset by repayments on the note receivable of $2.0 million. Net cash provided by financing activities for the nine months ended September 30, 2006 was $16.5 million, primarily due to net borrowings under  the line of credit of $12.0 million and an increase in the book overdraft of $4.5 million. Net cash provided by financing activities for the nine months ended September 30, 2005 was $13.5 million, primarily due to net borrowings under  the line of credit of $9.4 million and an increase in the book overdraft of $4.2 million.

At September 30, 2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $40 million, after exercising two consecutive $5 million increases to the line of credit in May and June 2006. The credit facility is collateralized by all of the Company’s assets. Borrowing availability is based on eligible accounts receivable and inventory. The facility also includes a requirement to maintain a blocked account arrangement, whereby remittances from the Company’s customers reduce the debt outstanding.  On August 10, 2006, the Company entered into an amendment of its credit facility in order to temporarily increase the credit line to $50 million through September 30, 2006. Borrowing availability continued to be based on eligible accounts receivable and inventory.   The amendment provided that the $50 million credit facility be reduced incrementally to the original $40 million over a five-week period to be completed the last week in September.  The amendment also provided that all financial covenants were waived for the months of July, August and September of 2006. In September, the Company exceeded its Minimum Excess Availability requirements and therefore was not in default of the financial covenants.  In connection with the amendment, the Company provided its Perris, California real estate as collateral to secure the credit facility.

At September 30, 2006 and December 31, 2005, the Company had outstanding loans under the line of credit of $24.0 million and $12.1 million, respectively. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At September 30, 2006, the interest rate for the borrowings under the line of credit was 8.75%. The weighted average interest rate for the borrowings on the credit facility during the three months ended September 30, 2006 and 2005 were 8.75% and 6.57%, respectively, and 8.44% and 6.56% for the nine months ended September 30, 2006 and 2005, respectively.

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

In order to fund on-going operations, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt financings it may be able to complete until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of its available borrowing capacity and funding needs, the Company believes it will need to raise additional funds in the near term in order to have sufficient financial resources to fund its operations for the next twelve months. As a result, the Company is currently reviewing offers for long-term debt financing and several other strategic opportunities in order to lessen the Company’s reliance on its existing line of credit and to improve its working capital position.  There can be no assurance that any such long-term financing or strategic opportunities can be completed with acceptable terms and conditions. If the Company is unable to obtain additional financing, it will then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, deferring the introduction of new products or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have a material adverse effect on the Company’s financial position, results of operations and prospects.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $149.0 million at September 30, 2006. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs-an Amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 amends Accounting Research Bulletin No. 43, Chapter 4 (“ARB 43”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This standard was effective for inventory costs incurred during fiscal years beginning after September 15, 2005. This standard was applied prospectively. For the three and nine months ended September 30, 2006 the Company recognized a current period charge of $0.4 million of fixed production overhead below normal production levels.

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

In June 2006, the Emerging Issue Task Force EITF reached a consensus on issue EITF 06-2 “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). Accordingly, an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to paragraph 6(b) of EITF 06-2 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of EITF 06-2 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period.  The provisions of this consensus should be applied in financial reports for fiscal years beginning after the date the consensus is ratified by the Board. Entities should recognize the effects of applying the consensus as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The Company had been accounting for benefits similar to sabbatical leave in accordance with the provisions of this consensus. Consequently, the adoption of the provisions of this consensus will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for –profit organization.  Statement No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  This statement is effective for fiscal years ending after December 15, 2006.  The Company does not currently provide defined benefit pension or other postretirement plans, therefore the Company has determined that the adoption of this statement will not have an impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company does not expect the adoption of SAB 108 to have an impact on our financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. The Company does not have any significant risks related to derivative financial instruments or foreign currency translation. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the three months ended September 30, 2006 and 2005, were 8.75% and 6.57%, respectively, and 8.44% and 6.56% for the nine months ended September 30, 2006 and 2005, respectively. For every 0.25% increase in interest rates, the Company would expect a quarterly increase in interest expense of $625 for each $1.0 million borrowed.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In light of the material weakness referenced below which the Company first identified in connection with the assessment required by Section 404 of the Sarbanes-Oxley Act of 2002 and disclosed in its Form 10-K for the year ended December 31, 2005 and which continued to exist as of the end of the period covered by this report, the Company’s CEO and CFO concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were not effective at a reasonable assurance level.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31 and the Company’s Forms 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

For some of our components, we depend on a small group of suppliers, and the loss or business interruption of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins. Further, any defects in the third-party components or raw materials we incorporate into our motorhomes could negatively affect our sales and financial results.

Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Our NRV subsidiary purchases gasoline-powered chassis from Ford Motor Company and Workhorse Custom Chassis and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation. Our CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Country Coach Prevost bus conversions, which utilize a Prevost bus shell. We generally maintain a one to two month production supply of a chassis in inventory. Historically, in the event of an industry-wide restriction of supply, chassis manufacturers have allocated chassis among our competitors and us based on the volume of chassis previously purchased. If Ford Motor Company, Workhorse Custom Chassis or Freightliner Custom Chassis Corporation were to discontinue the manufacturing of motor home chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely effected. Similarly, shortages, production delays or work stoppages by the employees of these chassis manufacturers or other chassis suppliers could have a material adverse effect on us. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either the chassis supplier or us. If we cannot obtain an adequate chassis supply, this could result in a material adverse affect on our financial condition and results of operations.

In addition to the chassis, we incorporate a variety of components and raw materials from third parties into our recreational vehicles. Any defects in these components or raw materials could cause us to incur significant expense in repairing, replacing or finding alternatives to the components or raw materials, could negatively impact the sales of affected motorhomes and could cause a material adverse impact on our financial results and financial condition. In this regard, in April 2006, we identified an issue relating to a supply of defective fiberglass affecting an unknown number of units produced, and approximately 72 have been identified as of the end of our 2006 third quarter.  We are not certain of the number of other units that may have been affected by this defect and additional units beyond those identified may also contain the defective material and require repair, resulting in additional costs to us. The costs associated with dealing with the defective product issue have had a material impact on consolidated financial condition, results of operations and cash flows for the quarter ended September 30, 2006. We expect to continue to incur costs related to the repair and resale of affected units in future periods and expect to continue to incur additional costs if we discover additional units that may have been affected.   While we have filed a lawsuit against the supplier of the defective fiberglass in order to recover the costs of repair, lost profits and other damages suffered by us, there can be no assurance that we will be successful in this lawsuit or that we will be able to recover any or all of the costs incurred as a result of the defective material.

We believe we will need additional capital in the near term, and it may not be available on acceptable terms, or at all, and if we do not receive any necessary capital, it could have a material adverse effect on our financial condition and future prospects.

In order to fund on-going operations, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt financings it may be able to complete until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of its available borrowing capacity and funding needs, the Company believes it will need to raise additional funds in the near term in order to have sufficient financial resources to fund its operations for the next twelve months. As a result, the Company is currently reviewing offers for long-term debt financing and several other strategic opportunities in order to lessen the Company’s reliance on its existing line of credit and to improve its working capital position.  There can be no assurance that any such long-term financing or strategic opportunities can be completed with acceptable terms and conditions. If the Company is unable to obtain additional financing, it will then attempt to preserve its available resources by various methods including deferring the creation or satisfaction of commitments, deferring the introduction of new products or otherwise scaling back its operations. If the Company were unable to raise such additional capital or defer certain costs as described above, that inability would have a material adverse effect on the Company’s financial position, results of operations and prospects.

Item 6.  Exhibits

Exhibits

10.1	Loan Modification Agreement No. 2, dated August 10, 2006, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: November 10, 2006	By	/s/ Thomas J. Martini
Thomas J. Martini
Chief Financial Officer (Principal Accounting and Financial Officer)