Form 10-K
period 2006-12-31
NATIONAL RV HOLDINGS INC
filed 2007-04-02
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-12085

NATIONAL R.V. HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	No. 33-0371079
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

100 West Sinclair Street, Perris, California	92571
(Address of principal executive offices)	(Zip Code)

(951) 436-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	New York Stock Exchange - Arca
(Title of class)	(Name of each Exchange on which registered)

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

Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was approximately  $52,250,537 as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing sale price upon the New York Stock Exchange reported for such date.

There were 10,339,484 shares of the registrant’s common stock issued and outstanding as of  March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held with respect to the Company’s fiscal year ended December 31, 2006 (unless such information is included in an amendment to this Form 10-K).

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

PART I

Item 1. Business

General

National R.V. Holdings, Inc. (the “Company”) through its wholly-owned subsidiary, National RV, Inc. (“NRV”), is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes.   NRV began manufacturing RVs in 1964.  From its Perris, California facility, NRV designs, manufactures and markets Class A gas and diesel motorhomes under model names Dolphin, Pacifica, Sea Breeze, Surf Side, Tradewinds and Tropi-Cal.  Based upon retail registrations for the year ended December 31, 2006, NRV is the seventh largest domestic manufacturer of Class A motorhomes.

Prior to February 20, 2007, high-end  (“Highline”) Class A diesel motorhomes were designed, manufactured and marketed through another wholly-owned subsidiary, Country Coach, Inc. (“CCI”) operating from Junction City, Oregon.  As discussed in more detail in Recent Developments, CCI was sold on February 20, 2007.

As used herein, the term “Company” refers to National R.V. Holdings, Inc. and NRV unless the context otherwise requires. All data and other statistical information concerning the Company in this Item 1 (Business) and in Item 1A (Risk Factors) give effect to the sale of CCI and, therefore, excludes CCI-related information. The Company was incorporated in Delaware in 1988.  Its headquarters are located at 100 West Sinclair Street, Perris, California 92571, and its telephone number is (951) 436-3000.

Recent Developments

On February 20, 2007, the Company completed the sale of CCI to Country Coach Holdings LLC (“CC Holdings”), an entity owned primarily by Riley Investment Management, LLC (“Riley”).  Mr. Bryant R. Riley, who owns approximately 1.2 million shares of the Company’s common stock, is the sole equity owner of Riley.  The sale was conducted pursuant to a Merger and Asset Purchase Agreement (the “Merger Agreement”) entered into on February 16, 2007 by and among CC Holdings, Country Coach Merger LLC (“Merger Sub”) and Riley, on one hand, and the Company and CCI, on the other. The acquisition took the form of a merger whereby CCI merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of CC Holdings (the “Merger”).  In addition, in connection with the transactions contemplated by the Merger Agreement, the Company also transferred certain assets (the “Additional Assets”) to Merger Sub held by the Company related to the business of CCI and Merger Sub assumed certain liabilities of the Company related to the business of CCI.  At the closing of the Merger, Merger Sub was renamed Country Coach LLC.  The Company received total consideration of $38.7 million  (the “Consideration”) for the sale of CCI and the transfer of the Additional Assets.  In connection with the Merger, the Company amended its existing credit facility with Wells Fargo Bank and UPS Capital Corporation and used $24.5 million of the Consideration to reduce amounts owed by the Company under the credit facility. (See Note 17 in the accompanying notes to the consolidated financial statements for additional information regarding the sale of CCI.)

In December 2006, the Company and an unrelated party entered into an agreement for the possible sale and leaseback of NRV’s manufacturing facilities owned by the Company.  The Company has not committed to the sale and leaseback and is considering alternative options.  (See Note 10 in the accompanying notes to the consolidated financial statements for further discussion and terms of sale and leaseback.)

Motorized Recreational Vehicle Industry Overview

Motorhomes

Motorhomes are self-powered RVs built on a motor vehicle chassis. The interior typically includes a driver’s area, kitchen, bathroom, dining, living room and sleeping areas. Motorhomes are self-contained, with their own power generation, heating, cooking, refrigeration, sewage holding and water storage facilities, so that they can be lived in without being attached to utilities. Motorhomes are generally categorized into A, B and C classes based upon standards established by the Recreational Vehicle Industry Association (the “RVIA”). Class A motorhomes are constructed on a medium-duty to heavy-duty truck chassis, which includes the engine, drive train and other operating components. Retail prices for Class A motorhomes range from $58,000 to $1,630,000, with the majority in the $58,000 to $400,000 range.  Class B motorhomes are van campers, which generally contain fewer features than Class A or Class C motorhomes and generally range in retail price from $41,000 to $74,000. Class C motorhomes are built on a van or pick-up truck chassis, which includes an engine, drive train components and a finished cab section, and generally range in retail price from $48,000 to $140,000.

Trends and Demographics

According to the RVIA’s wholesale statistics, total Class A motorhome industry unit sales in 2006 decreased 13.7% to 32,700 from 37,900 in 2005. The aggregate wholesale value of the Class A motorhome industry’s shipments for the year ended December 31, 2006 is not yet available from the RVIA. The aggregate wholesale value of the Class A motorhome industry’s shipments for the year ended December 31, 2005 was approximately $4.9 billion. The average wholesale price of Class A motorhomes increased 4.2% in 2005 to $128,614 from $123,406 in 2004. Statistical information regarding the aggregate wholesale value of Class A industry shipments and average wholesale price of Class A motorhomes were not available for the year ended December 31, 2006 as of the date of this report.

Between 1998 and 2006, the number of Class A motorhome manufacturers decreased from 27 to 26. In addition, during this period, the aggregate retail market share of the ten largest Class A motorhome manufacturers increased from 92.5% to 94.1%.

RVs are purchased for a variety of purposes, including camping, visiting family and friends, sightseeing, vacationing and enjoying outdoor activities and sporting events. According to a 2005 University of Michigan study (latest available study), approximately 7.9 million households (or 8.0% of all vehicle owning households) in the United States owned RVs in 2005, up from 6.9 million in 2001, 6.4 million in 1997, 5.8 million in 1993 and 5.8 million in 1988. In addition, the study indicated that 64% of all current RV owners and 34% of all former RV owners plan to purchase another RV in the future. This study further indicated that 67% of all future RV purchases will be used RVs (RVIA and market share statistics reflect new product sales only) with 13% of these used RVs older than 11 years.

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

Business Development and Strategy

The Company’s business development and operating strategy is to deliver high quality, innovative products that offer superior value to enhance the Company’s position as one of the nation’s leading manufacturers of RVs. This strategy focuses on the following key elements: (i) building upon and promoting recognition of the Company’s brand names; (ii) offering the highest value products at multiple price points to appeal to first time and repeat buyers; (iii) utilizing vertically integrated manufacturing processes; and (iv) capitalizing on the Company’s historical reputation to expand its presence in the market.

Building upon and Promoting Recognition of the Company’s Brand Names

The Company believes that its brand names and historical reputation for manufacturing quality products with excellent value have fostered strong consumer awareness of the Company’s products and have contributed to its overall growth during the past decade. The Company intends to capitalize on its brand name recognition in order to increase its sales and market share, facilitate the introduction of new floorplans and enhance its dealer network.

Offering the Highest Value Products at Multiple Price Points to Appeal to First Time and Repeat Buyers

The Company currently offers six distinct models of RVs with 32 floor plans, which are available in a variety of lengths, color schemes and interior designs and range in suggested retail price from $91,000 to $268,000. Each model is intended to attract customers seeking an RV within their price range by offering value superior to competitive products from other manufacturers. RVIA data indicates that most new motorhome purchasers have previously owned a recreational vehicle, and the Company’s models are positioned to address the demands of these repeat customers as well as first time buyers.

Utilizing Vertically Integrated Manufacturing Processes

The Company designs and manufactures a significant number of the components used in the assembly of its products, rather than purchasing them from third parties. The Company believes that its vertically integrated manufacturing processes allow it to achieve cost savings and better quality. The Company’s in-house research and development staff and on-site component manufacturing departments enable the Company to ensure a timely supply of necessary products and to respond rapidly to market changes.

Capitalizing on the Company’s Historical Reputation to Expand its Presence in the Market

The Company’s NRV product offerings compete in the most common and competitive price points in the RV industry. Through continued product development, a focus on quality, and strategic pricing, NRV reintroduced the Surf Side, its entry-level model and expanded its product offerings with the Pacifica, a diesel product filing a price point between the Tropi-Cal and Tradewinds.  In 2007, NRV will continue to target the expansion of its dealer body. The Company continues to seek to expand its share of this market by capitalizing on its historical reputation, developing new products of superior quality while reducing its costs, expanding its dealer network and satisfying the desire of many current RV owners to purchase more upscale vehicles.

Company’s Products

The Company’s product strategy is to offer the highest value RVs across a wide range of retail prices in order to appeal to a broad range of potential customers and to capture the business of brand-loyal repeat purchasers who tend to trade up with each new purchase. The Company’s motorhomes are designed to offer all the comforts of home within a 235 to 399 square foot area. Accordingly, the interior of the recreational vehicle is designed to maximize use of available space. The Company’s products are designed with six general areas, which are integrated to form comfortable and practical mobile accommodations. The six areas are the driver’s compartment, living room, kitchen, dining room, bathroom and bedroom. In many models, the Company offers up to four “slide-outs”, which are compartments that can be expanded to create additional living space when the motorhome is parked.

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

Among other items, the Company fabricates, molds and finishes fiberglass to produce its front and rear-end caps, manufactures its own walls and roofs, assembles sub-floors and molds plastic components. In addition to assembling its vehicles and installing various options and accessories, the Company manufactures many of its installed amenities such as cabinetry, showers and bathtubs.  The Company believes that by manufacturing these components on site, rather than purchasing them from third parties, it achieves cost savings, better quality and timely supply of necessary components. Chassis, plumbing fixtures, hardware, furniture and appliances are purchased in finished form from various suppliers.

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

Models

Tradewinds

The 40’ Tradewinds is a bus-style diesel pusher built on the Freightliner XC raised rail chassis, offering considerable strength in addition to features like a 400 HP Cummins ISL diesel engine, Allison MH3000 transmission, and an 85-inch ceiling. The Tradewinds features large three and four slide rooms that add to the already spacious living space. This motorhome receives intricate full exterior paint designs, in addition to interior appointments like OptimaLeather™, upgraded electronics and several interior upgrades. Suggested retail prices for the Tradewinds start at $268,000. The Tradewinds debuted in 1997, but was not built for model-year 2005. It was reintroduced in 2005 for model-year 2006.

Pacifica

The 36’ to 40’ Pacifica is a bus-style diesel pusher built on the Freightliner XC raised rail chassis, offering considerable strength in addition to features like a 350 Caterpillar C7 diesel engine, Allison MH3000 transmission, and an 85-inch ceiling. The Pacifica features large three and four slide rooms’ that add to the already spacious living area. This motorhome receives intricate full exterior paint designs, in addition to interior appointments like OptimaLeather™, upgraded electronics and several interior upgrades. Suggested retail prices for the Pacifica start at $222,000. The Pacifica debuted in 2006.

Tropi-Cal

The Tropi-Cal is a competitively priced diesel pusher built on the Freightliner XC-Series Chassis. The 33’, 34’, 35’, 37’, and 39’ Tropi-Cal floorplans feature two, three and four slide-outs and include expansive basement storage, excellent cargo carrying capacities and comfortable, convenient layouts. The Tropi-Cal offers a distinctive vinyl graphics package and a partial and full paint option.  The Tropi-Cal LX is a modestly priced diesel motorhome with many luxury appointments usually found on much more expensive Highline motorcoaches. Built on a raised rail Freightliner XC Series chassis with patented DuraFrame® technology, Tropi-Cal LX has richly appointed interiors with a choice of three fabulous decors.  The Tropi-Cal products seek to capitalize on brand loyalty earned since the original nameplate introduction in the early 1990s. Suggested retail prices for the Tropi-Cal start at $169,000. The Tropi-Cal was originally introduced as a gasoline motorhome in 1994 and made its debut as a diesel pusher in 2002.

Dolphin

The Dolphin was re-designed from the ground up for 2006, incorporating several innovative industry trends such as the “big box” house and aggressive new front and rear caps. The Dolphin is available in four floorplans, and is built on either the Ford or Workhorse gas-powered chassis. These models are full-basement, bus-style motorhomes with up to three slides. The Dolphin LX is an upgraded Dolphin, offering certain distinct features, exterior styling and floorplans often reserved for higher-priced diesel motorhomes. Many optional Dolphin features become standard on the Dolphin LX, and the LX features many items not available on the standard Dolphin. The Dolphin products are produced in 32’ to 36’ lengths. Suggested retail prices for the Dolphin start at $130,000. The Class A Dolphin motorhome was first introduced in 1985. However, the Dolphin brand dates back to 1963.

Sea Breeze

The Sea Breeze is a moderately priced, bus-style motorhome, offered on a Ford gas-powered chassis. A full-height motorhome, the Sea Breeze offers considerable basement storage. The Sea Breeze features Corian® countertops, power heated side-view mirrors, deluxe trim and heated water and waste holding tanks. The Sea Breeze offers floorplans ranging from 31’ to 35’ in length. Also offered under the Sea Breeze name is the Sea Breeze LX built on either the Ford or Workhorse W-22 chassis. The Sea Breeze LX offers many upgrades not available in the standard Sea Breeze. The Sea Breeze LX models are produced in 31’ to 36’ lengths. Suggested retail prices for the Sea Breeze start at $107,000. The Class A Sea Breeze product was introduced in 1992.

Surf Side

The Surf Side was originally offered from 1999 through the 2001 model year and has returned for the 2006 model year as an entry-level priced coach. The Surf Side is offered on a Ford gas-powered chassis and offers floorplans produced in 29’ to 34’ lengths. Each Surf Side offers competitive styling, full-basement pass-through storage, insulated and heated water and waste holding tanks and lightweight aluminum basement compartment doors. Suggested retail prices for the Surf Side start at $91,000.

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business.  The sale was reported as a discontinued operation.

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

Product Warranty

The Company provides retail purchasers of its motorhomes with a limited warranty against defects in materials and workmanship. Excluded from the Company’s warranties are chassis manufactured by third parties and other components, typically those that are warranted by the Company’s suppliers of these items. Service covered by warranty must be performed at either of the Company’s in-house service facilities or any of its dealers or other authorized service centers. The warranty terms for NRV motorhomes is one year basic and five years structural.

Trademarks and Patents

The Company has registered NRV’s Dolphin, DuraFrame, DuraSlide, Islander, Marlin, National RV, Pacifica, Palisades, Sea Breeze, Sea View, Splash, Surf Side, Tradewinds, Tropi-Cal, Viper and Your Own Private Island trademarks and believes they are material to the Company’s business. The Company has additional trademarks filed and pending registration. In addition, the Company has four patents covering RV sub-floors, exterior doors, stow-away beds and one design patent covering a ramp block.

Product Development

The Company utilizes research and development staff that concentrates on product development and enhancements. New ideas are presented to the staff from a variety of sources, including management, wholesale and retail sales representatives, dealers, suppliers, trade shows and consumers. The staff utilizes computer-aided design equipment to assist in the development of new products and floor plans and to analyze suggested modifications of existing products and features. After the initial step of development, prototype models for new products are constructed and refined. In the case of modifications to certain features, new molds for various parts, such as front-end caps, storage doors and dashes are produced and tested. New product prototypes are produced both off-line as well as directly on the production line. The Company believes that the maintenance of an in-house research and development staff enables the Company to respond rapidly to ongoing shifts in consumer tastes and demands. Total research and development expenses, excluding the CCI expenses, were $0.4 million, $0.6 million and $0.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

Planned Product Introductions

In 2006, the Company introduced the Pacifica, an upper mid-range diesel pusher, expanding the number of price points at which the Company competes in the market place.  The Company plans to redesign two existing models in 2007 as model-year 2008 coaches.  The Company also plans to introduce new floorplans in its existing products to target certain market niches not previously represented. Throughout much of the Company’s product offerings, model change will herald new and updated interior and exterior color schemes, and new floorplans will be debuted throughout the calendar year.

Distribution and Marketing

The Company markets NRV products through a network of approximately 90 dealer locations in 32 states and 5 Canadian provinces. These dealers generally carry all or a portion of NRV’s product lines along with competitors’ products.

The Company generally promotes its products through product support at dealer locations, product brochures, live plant tours, product walk-throughs on DVD, attendance at trade and consumer shows, direct mail promotions, company web-sites, corporate newsletters, press releases, promotional appearances, trade and consumer magazine advertising, RV owner rallies that include limited free service and its in-house magazine publications. From time to time, the Company also offers dealer incentives. In addition, to help promote customer satisfaction and brand loyalty, the Company sponsors NRV clubs for owners of the Company’s products. The clubs publish newsletters on a monthly or quarterly basis and organize RV rallies and other activities. The Company continually seeks consumer preference input from several sources, including dealers, RV owners and the Company’s sales representatives, and, in response, the Company implements changes in the design, decor and features of its products. The Company’s website also offers an extensive listing of the Company’s models, floor plans and features, including “virtual tours” of some models.

Consistent with industry practice, the Company enters into off-balance sheet agreements, called repurchase agreements, with lenders providing financing (flooring) arrangements for dealers purchasing the Company’s motorhome units. These units are used to collateralize the loan between the dealers and their lenders.  The repurchase agreement provides the Company (manufacturer) to be paid directly by the lender upon delivery of the unit to the dealer location on the condition that the Company is required to repurchase the unit should the dealer default on the flooring agreement with its lender.  The Company’s loss exposure would be the difference between the value of the lien held by the flooring institution and the price for which the Company is able to resell the unit, adjusted for shipping and refurbishing costs prior to ultimate sale. Losses under these agreements have not been material to the Company.  Management monitors these active agreements on units sold and will record a liability and reduction to sales and cost of goods sold in the event that the Company is required to perform under the terms of the repurchase agreement.  (See Note 10 in the accompanying notes to the consolidated financial statements for additional information on repurchase agreements.)

Many finance companies and banks provide retail financing to purchasers of RVs. Certain provisions of the U.S. tax laws applicable to second residences, including the deductibility of mortgage interest, currently apply to motorhomes used as qualifying residences.

Cyclicality, Seasonality and Economic Conditions

The RV industry has been characterized by cycles of growth and contraction in consumer demand, and reflects prevailing economic conditions, which affect disposable income for leisure-time activities. Declines in consumer confidence driven by concerns about the availability and price of gasoline, inflation, increases in interest rates, reductions in available financing, and political uncertainty has had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which the Company has no control, also have an effect on the demand for the Company’s products. Demand in the RV industry declines over the winter season, while sales are generally highest during the spring and summer months.

Competition

The motorhome market is intensely competitive, with a number of other manufacturers selling products that compete with those of the Company. According to Statistical Surveys, Inc., a provider of industry information concerning retail sales, the three leading manufacturers accounted for approximately 51.2%, 54.8% and 55.8% of total retail units sold in the Class A motorhome market during the years ended December 31, 2006, 2005 and 2004, respectively. These companies and certain other competitors have substantially greater financial and other resources than the Company. Sales of used motorhomes also compete with the Company’s products. The Company competes on the basis of value, quality, price and design. According to Statistical Surveys, Inc., the Company’s Class A retail market share of new product unit sales, exclusive of CCI sales, was 5.0%, 5.0% and 4.8% for the years ended December 31, 2006, 2005 and 2004, respectively.

Dependence on Certain Dealers and Concentration of Dealers in Certain Regions

For the year ended December 31, 2006, three dealers accounted for 17%, 11% and 6% of the Company’s annual net sales, excluding CCI sales. Also, the Company’s top ten dealers accounted for approximately 58%, 58% and 70% of the Company’s annual net sales during the years ended December 31, 2006, 2005 and 2004, respectively. The loss by the Company of one or more of these dealers could have a material adverse effect on the Company’s financial condition and results of operations. In addition, a significant portion of the Company’s sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in the western region could materially adversely affect the Company’s sales.

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

The Company’s manufacturing operations are subject to a variety of federal and state environmental regulations relating to the use, generation, storage, treatment, emissions and disposal of hazardous materials and wastes and noise pollution. Such laws and regulations are becoming more stringent, and it is likely that future amendments to these environmental statutes and additional regulations promulgated there under will be applicable to the Company, its manufacturing operations and its products in the future. The failure of the Company to comply with present or future regulations could result in fines being imposed on the Company, civil and criminal liability, suspension of operations, alterations to the manufacturing process, or costly cleanup or capital expenditures.

Employees

As of December 31, 2006 and excluding CCI employees, the Company employed a total of 891 people (including temporary employees), of which 661 were involved in manufacturing, 91 in service, 57 in engineering, 50 in administration, 29 in sales and marketing and 3 in research and development.  None of the Company’s personnel are represented by labor unions. The Company considers its relations with its personnel to be good.

Available Information

National R.V. Holdings, Inc.’s Internet website address is www.nrvh.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Including the results of operations of the Company’s former CCI business, we have had net losses totaling $24.3 million, $19.8 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Continued losses could reduce our liquidity and cause us to reduce our expenditures on capital improvements, machinery and equipment and research and development. This could have a negative effect on our ability to maintain production schedules, manufacture products of high quality and develop and manufacture new products that will achieve market acceptance. This could in turn, have a negative impact on sales and earnings. If we continue to suffer losses, we could be unable to implement our business and financial strategies or meet our obligations when due. Our failure to achieve and sustain our profitability will negatively impact the market price of our common stock.

Our operating results may fluctuate.

Our net sales, gross margin and operating results may fluctuate significantly from period to period due to factors such as the mix of products sold, the level of discounting employed on our products, the ability to utilize or expand manufacturing resources efficiently, material shortages, the introduction and consumer acceptance of new models offered by our competition, warranty expense, the addition or loss of dealers, the timing of trade shows and rallies and factors affecting the recreational vehicle industry as a whole, such as cyclicality and seasonality. In addition, our overall gross margin will be affected by shifts in the type of models sold.

The RV industry has been characteristically cyclical and seasonal, which can have a negative effect on our operating results and our stock price.

The RV industry has been characterized by cycles of growth and contraction in consumer demand, reflecting prevailing economic conditions, which affect disposable income for leisure-time activities. Declines in consumer confidence driven by concerns about the availability and price of gasoline, inflation, increases in interest rates, reductions in available financing, and political uncertainty have had, and may in the future have, an adverse impact on RV sales. Seasonal factors, over which we have no control, also have an effect on the demand for our products. Demand in the RV industry generally declines over the winter season, while sales are generally highest during the spring and summer months. We cannot assure that the factors currently adversely affecting our business will not continue, or have an adverse effect beyond their present scope.

We depend on certain dealers and concentration of dealers in certain regions.

For the year ended December 31, 2006, three NRV dealers accounted for 17%, 11% and 6% of the annual net sales. Also, their top ten dealers accounted for approximately 58%, 58% and 70% of our annual net sales during the years ended December 31, 2006, 2005 and 2004, respectively. The loss of one or more of these dealers could have a material adverse effect on our financial condition and results of operations. In addition, a significant portion of our sales is from dealers located in states in the western part of the United States. Consequently, a general downturn in economic conditions or other material events in the western region could materially adversely affect our sales.

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

The level of recreational vehicle inventories among dealers can have a significant impact on manufacturing, shipments, inventory levels and operating results. As wholesale shipments of recreational vehicles within the industry exceed retail sales of vehicles, inventories at the dealer level expand to a point where dealers significantly cut orders from manufacturers. As manufacturers respond to reduced demand, many offer wholesale and retail discounts and incentives in an effort to maintain production volumes. As a result, dealer inventories may expand further resulting in an increasing need for discounts and sales incentives, or in the alternative, a need for dramatic reduction in overall production levels by manufacturers. Increased discounts and incentives, and reduced production levels negatively affect our revenues and profitability.

For some of our components, we depend on a small group of suppliers, and the loss or business interruption of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our margins.  Further, any defects in the third-party components or raw materials we incorporate into our motorhomes could negatively affect our sales and financial results.

Most recreation vehicle and bus components are readily available from a variety of sources. However, a few components are produced by only a small group of quality suppliers that have the capacity to supply large quantities on a national basis. Our NRV subsidiary purchases gasoline-powered chassis from Ford Motor Company and Workhorse Custom Chassis and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation.  We generally maintain a one to two month production supply of a chassis in inventory. Historically, in the event of an industry-wide restriction of supply, chassis manufacturers have allocated chassis among our competitors and us based on the volume of chassis previously purchased. If Ford Motor Company, Workhorse Custom Chassis or Freightliner Custom Chassis Corporation were to discontinue the manufacturing of motor home chassis, or if as a group all of our chassis suppliers significantly reduced the availability of chassis to the industry, our business could be adversely affected. Similarly, shortages, production delays or work stoppages by the employees of these chassis manufacturers or other chassis suppliers could have a material adverse effect on us. Finally, as is standard in the industry, arrangements with chassis suppliers are terminable at any time by either the chassis supplier or us. If we cannot obtain an adequate chassis supply, this could result in a material adverse effect on our financial condition and results of operations.

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

In the ordinary course of business, we are subject to litigation related to workers’ compensation and other employee related claims. We substantially self-insure these claims with a self-insurance retention level for claims below specified limits. An increase in frequency in claims below the self-insurance retention level may adversely affect our financial results. In addition, insurance is not available for some kinds of claims; an insurance carrier may deny coverage resulting in potential litigation expenses and additional exposure to losses. Workers’ compensation insurance costs are directly attributable to experience in the workplace. Any increase in the frequency and size of such claims, as compared to our experience in prior years, may cause the premiums required for insurance to rise significantly. Further, sizable claims may damage our reputation that may adversely affect our future operating and financial results.

A rise in the frequency or size of warranty claims against us may result in a material adverse effect on our business, operating results and financial condition.

We provide customers of our products with a basic one-year warranty covering defects in material or workmanship and a five-year warranty on certain structural components.  Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations, financial condition, and cash flows. Further, some jurisdictions have laws providing for a multiple recovery on warranty claims in some circumstances. The possibility for class actions also exists. In addition to the warranty expenses incurred by us, sizable product warranty claims may damage our reputation among dealers, builders and consumers that may adversely affect our future operating and financial results.

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

We are involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law” and product liability claims typical in the recreation vehicle industry. With respect to product liability claims, our insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to our motorhomes). We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for insurance to raise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance. These factors may have a material adverse effect on our results of operations and financial condition. In addition, if these claims rise to a level of frequency or size that is significantly higher than similar claims made against our competitors, our reputation and business will be harmed.

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

Our financial results may be significantly adversely affected by the availability and pricing of manufacturing components (particularly those with substantial steel, copper, fiberglass or lumber content) and labor. We attempt to mitigate the effect of any cost inflation in raw materials, components and labor by negotiating with current or new suppliers, contract price escalators, increasing labor productivity or increasing the sales prices of our products. However, we cannot assure that such actions will not have an adverse impact on the competitiveness of our products and result in declining revenues. If we are unable to successfully offset increases in manufacturing costs, this could have a material adverse impact on margins, operating income and cash flows. If we increase prices to offset higher manufacturing costs, the benefit of such increases may lag behind the rise in manufacturing costs.

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

According to Statistical Surveys, Inc., the three leading manufacturers accounted for approximately 51.2% of total retail units sold in the Class A motorhome market during the year ended December 31, 2006. These companies and certain other competitors have substantially greater financial and other resources than we have. Sales of used motorhomes also compete with our products. We compete on the basis of value, quality, price and design. According to Statistical Surveys, Inc., NRV Class A retail market share of new product unit sales, exclusive of CCI, was 5.0% for the year ended December 31, 2006.

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

The introduction of new products is critical to our future success. We incur additional costs when new products are introduced, such as research and development costs, engineering costs, and initial labor or purchasing inefficiencies. Additionally, we may incur unexpected expenses, including those associated with unexpected engineering or design flaws that could force a recall of a new product. We may be prompted to offer additional incentives to stimulate the sales of products, not adequately accepted by the market, or to stimulate sales of older or obsolete products. These types of costs could be substantial and could have a significant adverse effect on our financial results.

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

We are subject to numerous federal, state and local regulations governing the manufacture and sale of our products, including the provisions of the National Traffic and Motor Vehicle Safety Act (the “Motor Vehicle Act”), the Transportation Recall Enhancement, Accountability and Documentation Act (the “TREAD” Act) and the Federal Motor Vehicle Safety Standards (“FMVSS”). Certain states require approval of coach designs and provide certification tags proving compliance before coaches can be sold into that state. The Motor Vehicle Act authorizes the National Highway Traffic Safety Administration (“NHTSA”) to require a manufacturer to recall and repair vehicles that contain safety defects or fail to comply with the FMVSS. In addition, we have, from time to time, instituted voluntary recalls of certain motorhome units. Future recalls of our products, if any, could have a material adverse effect on us and harm our reputation. We are also subject to some federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles, including so-called “Lemon Laws.”

Federal and state laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles, including trucks and motorhomes, that may be operated in certain jurisdictions or on certain roadways

Amendments and changes in enforcement with respect to these laws and regulations and the implementation of new laws and regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our business, results of operations and financial condition. Our failure to comply with these present or future laws or regulations could result in fines imposed, civil and criminal liability, or suspension of operations, any of which could have a material adverse financial effect on us.

We may be unable to comply in the future with financial covenants in our credit facility, which could restrict our ability to operate.

At December 31, 2006, we had a $40 million asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank, after exercising two consecutive $5 million options to the line of credit in May and June 2006. The revolving credit facility expires in August 2008. Borrowing availability is based on eligible accounts receivable and inventory. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and a fixed charge coverage ratio. If these financial covenants are not met, our availability under the credit facility will be reduced.   On February 21, 2007, we entered into a Loan Modification Agreement to the credit facility with Wells Fargo Bank. The agreement provides that Wells Fargo Bank replace UPSC and become the Agent and sole lender and reduces the credit facility from $40 million to $15 million. All existing covenant defaults are waived under the agreement and it further provides that certain financial covenants be amended to establish new minimum EBITDA requirements in April 2007. While we do not anticipate any events of default, in such an event, the lender could restrict our borrowings under the line of credit which could restrict or limit our ability to react to changes in market conditions and acquire properties or businesses and if we were unable to obtain a waiver on the line of credit from Wells Fargo Bank, the underlying assets could be called by Wells Fargo Bank. If our debt were to be accelerated, there is no assurance that we would be able to repay it. There are no guarantees that we could obtain sufficient financing resources as an alternative to the line of credit, which could have a material negative impact on our financial position, results of operations and cash flows.

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

Certain provisions of our Certificate of Incorporation and By-laws, as well as Delaware corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider in its best interest. Such provisions also may adversely affect prevailing market prices for the Common Stock. Certain of such provisions allow the Company’s Board of Directors to issue, without additional stockholder approval, preferred stock having rights senior to those of the Common Stock. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Item 1B. Unresolved Staff Comments

There are no material unresolved Securities and Exchange Commission (“SEC”) staff comments as of the date of this report.

Item 2. Properties

The Company currently owns and operates manufacturing facilities in Perris, California where NRV products are designed and manufactured.  The Perris properties include five buildings encompassing approximately 607,000 square feet located on 49 acres.  The corporate offices are located on the Perris premises.  The Perris, California facilities are subject to the Agreement referred to below.

In December 2006, the Company and an unrelated party signed a Purchase and Sale Agreement (“Agreement”), for the possible sale and conveyance of property owned by the Company. “Property” in the agreement is defined as land, inclusive of five buildings, improvements and related intangible assets and contracts. Terms of the agreement provide the condition that a leaseback contract for property sold be entered into and take effect concurrently to the consummation of the closing of the Agreement with the buyer acting as landlord, NRV as tenant, and the Company as guarantor.  The Company has not committed to the sale and leaseback and is considering alternative options.  (See Note 10 in the accompanying notes to the consolidated financial statements for discussion and terms of sale and leaseback.)

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

On June 29, 2006, NRV filed a lawsuit against Crane Composites, Inc. and Crane Co., the manufacturer and parent company of defective sidewall fiberglass supplied to NRV for breach of contract, breach of warranty, misrepresentation and other causes of action.  The lawsuit, now pending in the U.S. District Court for the Central District of California, seeks compensatory and punitive damages.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

As used herein, the term “Company” refers to National R.V. Holdings, Inc. including its two wholly-owned subsidiaries, NRV and CCI, unless the context otherwise requires.  All data and other statistical information concerning the Company in Part II represent the consolidated results of the Company and do not give effect to the sale of CCI.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, par value $0.01 per share (the “Common Stock”), has been trading under the symbol “NVH” on NYSE Arca, Inc. since October 13, 2006 and, prior to such date, on the New York Stock Exchange (“NYSE”) since December 14, 1998.  The Company moved its listing to NYSE Arca because it no longer met the NYSE’s market capitalization and stockholders’ equity continued listing criteria.

2006	High	Low
First Quarter	$7.05	$5.88
Second Quarter	$6.50	$5.18
Third Quarter	$5.50	$2.94
Fourth Quarter	$4.27	$3.01

2005	High	Low
First Quarter	$12.05	$9.70
Second Quarter	$10.17	$7.80
Third Quarter	$8.35	$5.06
Fourth Quarter	$6.89	$4.00

On March 19, 2007, the last reported sales price for the Common Stock quoted on the NYSE Arca exchange was $2.46 per share. At March 19, 2007, there were approximately 57 record holders of Common Stock. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Dividends

The Company has not paid any cash dividends or distributions on its Common Stock and has no intention to do so in the foreseeable future. The Company presently intends to retain any retained earnings for general corporate purposes, including business expansion, capital expenditures and possible acquisitions. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company’s profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors. The Company’s current credit agreement with Wells Fargo Bank restricts the declaration and payment of dividends.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.  This historical selected financial data does not give effect to the sale of CCI on February 20, 2007. (See Note 17 in the accompanying notes to the consolidated financial statements.)

SELECTED CONSOLIDATED FINANCIAL INFORMATION

(In thousands, except per share and unit amounts)

	Years Ended December 31,
Consolidated Statements of Operations Data:	2006	2005	2004	2003	2002
Net sales	$397,118	$463,610	$436,813	$312,548	$267,920
Cost of goods sold	390,899	451,622	405,858	306,333	269,827
Gross profit (loss)	6,219	11,988	30,955	6,215	(1,907)
Selling expenses	13,052	15,301	11,616	9,500	10,925
General and administrative expenses	14,499	14,801	13,626	7,466	7,430
Other expense	—	—	632	—	—
Impairment of goodwill (1)	—	—	—	—	6,126
Operating (loss) income	(21,332)	(18,114)	5,081	(10,751)	(26,388)
Interest expense	2,777	1,492	327	399	357
Other income	(138)	(78)	(90)	(6)	(117)
Loss (gain) on disposal of land and equipment	97	59	—	(1)	(355)
(Loss) income from continuing operations before income taxes	(24,068)	(19,587)	4,844	(11,143)	(26,273)
Provision for (benefit from) income taxes (2)	265	181	13,161	(4,116)	(7,716)
Loss from continuing operations	(24,333)	(19,768)	(8,317)	(7,027)	(18,557)
Loss from discontinued operations	—	—	2,155	2,301	2,212
Gain from sale of discontinued operations	—	—	(281)	—	—
Benefit from income taxes	—	—	(737)	(853)	(847)
Loss from discontinued operations, net of taxes	—	—	(1,137)	(1,448)	(1,365)
Net loss	$(24,333)	$(19,768)	$(9,454)	$(8,475)	$(19,922)
Basic loss per common share:
Continuing operations	$(2.35)	$(1.91)	$(0.81)	$(0.71)	$(1.90)
Discontinued operations	—	—	(0.12)	(0.15)	(0.14)
Net loss	$(2.35)	$(1.91)	$(0.93)	$(0.86)	$(2.04)
Diluted loss per common share:
Continuing operations	$(2.35)	$(1.91)	$(0.81)	$(0.71)	$(1.90)
Discontinued operations	—	—	(0.12)	(0.15)	(0.14)
Net loss	$(2.35)	$(1.91)	$(0.93)	$(0.86)	$(2.04)
Weighted average number of common shares outstanding:
Basic	10,339	10,338	10,217	9,900	9,788
Diluted	10,339	10,338	10,217	9,900	9,788
Other Data:
Class A units sold	2,324	2,792	2,968	2,417	1,919

	December 31,
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
Total assets	$135,524	$127,390	$140,233	$130,242	$142,067
Working capital	$2,303	$26,136	$49,094	$49,669	$55,941
Long-term debt (including capital leases)	$124	$169	$185	$—	$19
Stockholders’ equity	$36,119	$59,662	$79,290	$87,783	$94,093

(1)          The impairment of goodwill was attributable to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, effective January 1, 2002.

(2)          The 2004 provision for taxes established a full valuation reserve of $11.2 million against the Company’s net deferred tax asset in accordance with SFAS No. 109.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

The Company is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes.  During 2006, the Company’s financial position was severely affected by defective fiberglass material supplied by Crane Composites requiring incremental costs to rework and resell more than 70 motorhomes manufactured by NRV and also by the continuing decline of the Class A motorhome market.  In response to these conditions, the Company implemented initiatives to increase market share through new product and floorplan introductions and the addition of new dealers, to reduce material and related obsolescence costs and to further reduce manufacturing and other overhead costs.  Additionally, in 2006, the Company began the process of exploring financing opportunities to raise new capital and explore strategic alternatives.

On February 20, 2007, the Company completed the sale of CCI to CC Holdings, an entity owned primarily by Riley. Mr. Bryant R. Riley is the sole equity owner of Riley and is a related party. The sale was conducted pursuant to a Merger Agreement entered into on February 16, 2007 by and among CC Holdings, Merger Sub, and Riley, on one hand, and the Company and CCI, on the other. The acquisition took the form of a merger whereby CCI merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of the Merger.  In addition, in connection with the transactions contemplated by the Merger Agreement, the Company also transferred Additional Assets to Merger Sub held by the Company related to the business of CCI and Merger Sub assumed certain liabilities of the Company related to the business of CCI.  At the closing of the Merger, Merger Sub was renamed Country Coach LLC.  The Company received total consideration of $38.7 million for the sale of CCI and the transfer of the Additional Assets.

The Company undertook this sale to raise capital to enable the Company to reduce its debt and provide the necessary funding and resources to support the turnaround of the NRV business.  The Company used approximately $24.5 million of the proceeds from the sale of CCI to pay off its credit facility and the remainder of the proceeds will be used for working capital purposes.

In conjunction with the sale of CCI, the Company amended its credit agreement with a third amendment on February 21, 2007, reducing its line of credit from $40 million to $15 million.  The amendment replaced UPS Capital with Wells Fargo Bank as agent to the credit agreement.  It also provided for the consent to the sale of stock of CCI, a reduction in inventory sub-limit, a reduction in letter of credit sub-facility amount, an increase in the interest rate and a waiver for the events of default for the months ending October, November and December 2006.  The amendment added a prior written consent requirement for any sale and leaseback transaction involving the Perris, California real estate.  A fourth amendment dated March 13, 2007 provides for the setting of new financial covenants in April 2007.  (See Note 17 in the accompanying notes to the consolidated financial statements for more information on the amendments to the Company’s credit agreement.)

In December 2006, the Company and an unrelated party entered into an agreement for the possible sale and leaseback of NRV’s manufacturing facilities owned by the Company.  Terms of the agreement provide that a leaseback contract for property sold be entered into and take effect concurrently to the consummation of the closing of the purchase and sale agreement with the Buyer acting as landlord, NRV as tenant, and the Company as guarantor.  The Company has not committed to the sale and leaseback and is considering alternative options.  (See Note 10 in the accompanying notes to the consolidated financial statements for discussion and terms of sale and leaseback.)

For the year ended December 31, 2006, the Company had a net loss of $24.3 million or $2.35 per share.  At December 31, 2004, the Company established a full valuation allowance against its deferred tax asset and recorded the corresponding non-cash charge in its December 31, 2004 financial results. As a result of the full tax valuation allowance established starting with the year ended December 31, 2004, subsequent financial losses do not include an income tax benefit.

The Company finished with a 7.3% retail market share for the year ended December 31, 2006, a 4% increase in market share from 2005.  During 2006, only half of the top ten Class A manufacturers realized an increase in market share as reported by Statistical Surveys, Inc. The Company’s Class A motorhome retail unit shipments were down 10% in 2006 compared to 2005.  Industry wide, retail sales of Class A motorhomes were down 13% in 2006 compared to 2005.  The Company expects its market share of Class A motorhomes to decrease in 2007 as a result of the sale of CCI.

Product Development

The Company has continuously re-designed and introduced new products.  During 2006, the Company’s NRV subsidiary introduced the Pacifica, a mid-range diesel product, and CCI introduced two new Highline products, the Tribute and Rhapsody.  The Tribute is an entry-level highline product while the Rhapsody is positioned at the upper end, just below the Prevost Conversion.

New model introductions and new floorplans, together with interior and exterior product enhancements, have historically proven successful in the marketplace. Management believes that focusing on the customer and providing great products that support the customer’s lifestyle will drive future growth for the Company.

Operating Performance

During 2006, the RV industry experienced a 14% decline in wholesale Class A unit shipments while the Company experienced a decline of 17%.  The Company’s net sales decreased 14.3% from 2005 to 2006. The operating results of the Company were significantly impacted by the industry-wide slump in demand for Class A motorhomes, as well as by the adverse affect on sales due to the Company’s liquidity challenges and the uncertainty caused by the strategic process itself.  A build-up in finished goods inventory at the Company, and within the industry, led to the continuation of sales discounting to reduce the excess inventories.  The Company also experienced an unexpected, substantial cost increase resulting from the identification, rework and redistribution of units affected by defective fiberglass material supplied to the Company.  Other factors leading to the decline in operating performance include significant investments in a new product introduction, the effect of lower production rates resulting in lower fixed-cost absorption and the costs of dealing with the liquidity issue much of which was caused by the defective fiberglass material and the strategic process.

Looking Ahead

Some of the objectives the Company addressed last year will continue to be emphasized during the current year, including product development, consolidating facilities and increasing customer satisfaction. In addition, the Company will continue to focus on increasing its dealer body in open markets during 2007.

The Company continues to invest heavily in the area of product development. In addition to launching the Pacifica diesel motorhome in 2006, the Company’s NRV subsidiary also introduced a new full-length slide room and a slide-plus-one (telescoping slide) for use in its units. The latter innovation has a patent pending, as it is the first of its kind in the industry. Both of these latter innovations will be implemented into several of the Company’s brands during 2007. The Company also continues to pursue methods of construction for its motorhomes that will accomplish all of the following: reduce cost of construction, reduce the weight of the motorhomes, and add strength. Several projects to this end are well under way.

Given the significant reduction in sales levels, the Company is also in the process of reducing its operating foot print in order to lower both fixed and variable costs and increase its capacity utilization. At its Perris facilities, the Company essentially has two operating facilities—one on each side of the street comprised of 607,000 square feet in five buildings. The Company is working on consolidating its operations to one side of the street and either selling off or leasing out the remaining excess property. While such a strategy limits the Company’s upside growth, it will not preclude the Company from adding additional facilities in the future in other locations as demand dictates.

The Company is continually striving to increase its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

The Recreation Vehicle Industry Association’s (RVIA) market expansion campaign, GO RVing, now in its ninth year, is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects a continued, yet minimal, decline in the industry during 2007.

The Company continues to pursue its strategy of adding new dealers. To this end, it has divided the country into five geographic regions, and in each region has identified the specific markets where it needs to add a dealer, or in some cases, work with an existing dealer to enhance the Company’s market share. While the Company was handicapped during the latter part of 2006 in this effort by uncertainty in the market place, it is once again in a position to aggressively pursue this effort.

This analysis of the Company’s financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, including the operating results of CCI, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company has performed an evaluation of its ability to continue as a going concern and believes it has sufficient financial resources to fund its operations through at least March 2008. Accordingly, the consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of the assets and the satisfaction of liabilities in the normal course of business. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses for each period.

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

Valuation of Inventory

Inventory is valued at the lower of cost (estimated using the first-in, first-out method) or market and takes into consideration abnormally low production levels.  The Company periodically evaluates the carrying value of inventories and maintains a reserve for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market or to amounts on hand to meet expected demand in the near term. Specifically, service and slow-moving parts not being used in the manufacture of current model year motorhomes are reviewed by the Company to determine which can be used in production, which can be used for future service and warranty repairs of customer-owned motorhomes, and which can be returned to suppliers for full or partial credit.  In addition, motorhomes held in finished goods or work-in-process are evaluated by the Company and the value of those motorhomes are adjusted to an estimated net realizable value based on a combination of the National Automobile Dealers Association Guide and the Company’s general industry knowledge. The inventory reserves are reviewed each fiscal quarter and revisions are made as necessary. Unfavorable changes in excess and obsolete inventory estimates as well as actual production levels following below normal capacity volumes would result in a decrease in gross profit.

Valuation of Long-Lived Assets

In  2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company assesses the fair value and recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When the Company determines that the carrying value of the long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method. The following table provides the estimated useful lives used for each asset type:

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectibility is reasonably assured.

The majority of sales are made to dealers who finance their purchases under flooring arrangements with banks and finance companies.   Certain shipments are sold to customers under cash on delivery (“COD”) terms.  The Company recognizes revenue on COD sales upon payment and delivery.  Products are not sold on consignment, dealers do not have the right to return products, and dealers are typically responsible for the interest costs to floor plan lenders.

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

Stock-Based Compensation

The Company has stock option plans that enable it to offer equity participation to employees, officers and directors, as well as certain non-employees. Stock options may be granted as incentive or nonqualified options. The Company has two fixed option plans that reserve shares of common stock for issuance to executives, key employees, consultants, and directors. The Company has also issued fixed options outside of such plans pursuant to individual stock option agreements. Options granted to non-employee directors generally vest immediately upon grant and expire five to ten years from the date of grant. Options granted to employees, including employee directors, generally vest in three equal annual installments and expire five to ten years from the date of grant. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant. There were145,000 options granted during the year ended December 31, 2006.

The benefits provided under these plans are share-based payments subject to the provisions of revised SFAS No. 123, “Share-Based Payment” (“SFAS No. 123R”).  Effective January 1, 2006, the Company adopted SFAS No. 123R, including the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), and use the fair value method to account for share-based payments with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS No. 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Total compensation cost for our share-based payments recognized in the year ending December 31, 2006 was $0.8 million.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model (“Black-Scholes model”) that uses assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Expected volatilities are based on historical volatility of our common stock and other factors. The expected terms of options granted are based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield in effect at the time of the grant. Since the Company does not expect to pay dividends on our common stock in the foreseeable future, the estimated dividend yield was 0%. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company estimated pre-vesting forfeitures based on our historical experience.  (See Note 2 in the accompanying notes to the consolidated financial statements for discussion of details of shared based compensation expense.)

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company estimates its income taxes in each of the taxing jurisdictions in which the Company operates. This process involves estimating actual current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenues and expenses, for tax and financial reporting purposes. These differences may result in deferred tax assets and liabilities, which are included in the consolidated balance sheet. The Company is required to assess the likelihood that its net deferred tax assets, which include net operating loss carryforwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax assets will not be realized. In determining whether a valuation allowance is necessary, the Company is required to take into account all positive and negative evidence with regard to the utilization of a deferred tax asset, including the Company’s past earnings history, market conditions, management profitability forecasts, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a net deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items reflected in the Company’s Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

	Percentage of Net Sales Years Ended December 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	98.4	97.4	92.9
Gross profit	1.6	2.6	7.1
Selling expenses	3.3	3.3	2.7
General and administrative expenses	3.7	3.2	3.1
Other expense	0.0	0.0	0.1
Operating (loss) income	(5.4)	(3.9)	1.2
Interest expense	0.7	0.3	0.1
Other income	(0.0)	(0.0)	(0.0)
(Loss) income from continuing operations before income taxes	(6.1)	(4.2)	1.1
Provision for income taxes	0.1	0.1	3.0
Loss from continuing operations	(6.2)	(4.3)	(1.9)
Loss from discontinued operations	0.0	0.0	0.5
Income taxes related to discontinued operations	(0.0)	(0.0)	(0.2)
Loss from discontinued operations, net of taxes	(0.0)	(0.0)	(0.3)

Net loss	(6.2)%	(4.3)%	(2.2)%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

(amounts in thousands, except percentages)

	Years Ended December 31,
Consolidated Statements of Operations Data:	2006	2005	$ Change	% Change
Net sales	$397,118	$463,610	$(66,492)	(14.3)%
Cost of goods sold	390,899	451,622	(60,723)	(13.4)
Gross profit	6,219	11,988	(5,769)	(48.1)
Selling expenses	13,052	15,301	(2,249)	(14.7)
General and administrative expenses	14,499	14,801	(302)	(2.0)
Operating loss	(21,332)	(18,114)	(3,218)	17.8
Interest expense	2,777	1,492	1,285	86.1
Other income	(138)	(78)	(60)	76.9
Loss on disposal of land and equipment	97	59	38	64.4
Loss from continuing operations before income taxes	(24,068)	(19,587)	(4,481)	22.9
Provision for income taxes	265	181	84	46.4
Net loss	$(24,333)	$(19,768)	$(4,565)	23.1%

Net sales for the year ended December 31, 2006 decreased $66.5 million, or 14.3%, from the year ended December 31, 2005, primarily as a result of a 16.8% decrease in total unit shipments.  Wholesale diesel motorhome shipments for the year ended December 31, 2006 were 1,187 units, down 15.9% from 1,411 units shipped during the year ended December 31, 2005. Wholesale gas motorhome shipments for the year ended December 31, 2006 were 1,137 units, down 17.7% from 1,381 units for the year ended December 31, 2005.

Net sales declined at a lower rate than shipments due to a 2.9% increase in the average selling price of motorhomes during the fiscal year.  While the decrease in unit shipments for diesel and gas motorhomes was similar, the average selling price for gas units decreased by 4.0% whereas the average selling price for diesel units increased by 4.6%.  The overall decrease in the average selling price for gas products was due to NRV’s introduction of its new entry-level Surfside product in late 2005 and early 2006.

Market share gains early in the year helped partially mitigate continued industry declines in Class A motorhome shipments; however, by mid-year, the Company’s early gains in market share were reversing on news of the supplier fiberglass problem and the resulting liquidity challenges and the uncertainties arising out of the strategic process. By the fourth quarter, when industry volume actually leveled out, the Company’s downward spiral caused by these uncertainties resulted in continued sales decline.

Gross profit of $6.2 million for the year ended December 31, 2006 represents a decrease of $5.8 million, or 48.1%, from the year ended December 31, 2005.  Gross profit margin for the year ended December 31, 2006 was 1.6%, as compared to 2.6% for the year ended December 31, 2005.  A primary factor that led to the decrease in gross profit was the significant incremental costs to rework and sell those units affected by defective fiberglass materials supplied to the Company.  Also contributing, to a lesser extent, to the reduced gross profit were higher fixed costs per unit of production resulting from lower production volumes during 2006 as compared to 2005 due to declining demand caused in part by the defective fiberglass problem, incremental costs incurred with the introduction of three new products into the market, an increase in workers’ compensation due to a significant injury, costs associated with a tire recall at CCI and higher steel and petroleum costs.

Selling expenses decreased $2.2 million or 14.7% for the year ended December 31, 2006 as compared to the prior year as a result of cost containment initiatives focused upon marketing programs and reduced sales compensation primarily due to the decrease in sales.  As a percent of net sales, selling expenses were 3.3% for the years ended December 31, 2006 and December 31, 2005.

General and administrative expenses decreased $0.3 million or 2.0% for the year ended December 31, 2006 as compared to the prior year.  Increases in expense included the recording of stock option expense of $0.6 million as required by SFAS No. 123R that became effective January 1, 2006, loan fees of $0.2 million associated with amending our loan agreement and approximately $0.5 million in professional fees associated with the strategic process.  Offsetting the increases were reductions of $0.5 million in management incentive compensation, $0.6 million in non-warranty related legal costs and $0.6 million in consulting expenses.

Interest expense for the year ended December 31, 2006 increased $1.3 million or 86.1% compared to the year ended December 31, 2005.  The higher interest expense was due to increased borrowings and rising interest rates on the Company’s line of credit during the year ended December 31, 2006.  The Company’s weighted average borrowing for the year ended December 31, 2006 was $27.3 million, representing a 48% increase over the weighted average borrowing for the year ended December 31, 2005.  The Company’s weighted average interest rate for the year ended December 31, 2006 was 8.53% as compared to 6.97% for the year ended December 31, 2005.

The overall effective tax rate for the year ended December 31, 2006 was 1.1%, compared to an effective tax rate of 0.9% for the year ended December 31, 2005.  For the year ended December 31, 2006, the Company continued to recognize a full valuation allowance against its future income tax benefits but has recorded a provision for various state income taxes of $0.3 million.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and, until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

(amounts in thousands, except percentages)

	Years Ended December 31,
Consolidated Statements of Operations Data:	2005	2004	$ Change	% Change
Net sales	$463,610	$436,813	$26,797	6.1%
Cost of goods sold	451,622	405,858	45,764	11.3
Gross profit	11,988	30,955	(18,967)	(61.3)
Selling expenses	15,301	11,616	3,685	31.7
General and administrative expenses	14,801	13,626	1,175	8.6
Other expense	—	632	(632)	(100.0)
Operating (loss) income	(18,114)	5,081	(23,195)	(456.5)
Interest expense	1,492	327	1,165	356.3
Other income	(78)	(90)	12	(13.3)
Loss on disposal of land and equipment	59	—	59	—
(Loss) income from continuing operations before income taxes	(19,587)	4,844	(24,431)	(504.4)
Provision for income taxes	181	13,161	(12,980)	(98.6)
Loss from continuing operations	(19,768)	(8,317)	(11,451)	137.7
Loss from discontinued operations	—	2,155	(2,155)	(100.0)
Gain from sale of discontinued operations	—	(281)	281	(100.0)
Benefit from income taxes	—	(737)	737	(100.0)
Loss from discontinued operations, net of taxes	—	(1,137)	1,137	(100.0)
Net loss	$(19,768)	$(9,454)	$(10,314)	109.1%

Net sales of $463.6 million for the year ended December 31, 2005 represent an increase of $26.8 million, or 6.1%, from the year ended December 31, 2004. Wholesale diesel motorhome shipments for the year ended December 31, 2005 were 1,411 units, up 2.2% from 1,380 units shipped during the year ended December 31, 2004. Wholesale gas motorhome shipments were 1,381 units, down 13.0% from 1,588 units for the year ended December 31, 2004.

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

The gross profit margin for the year ended December 31, 2005 was 2.6% (or a $12.0 million gross profit) compared to a 7.1% gross margin (or a $31.0 million gross profit) for the year ended December 31, 2004. The lower gross margin for the year ended December 31, 2005 was caused by higher sales incentives resulting from a weakening Class A market and an industry-wide build-up in inventories, increased spending on engineering and product development at NRV, where several new product lines were introduced or placed into production, higher material handling costs, higher mid-year manufacturing costs as the Company’s work-in-process inventories increased, higher material costs associated with obsolescence as sales declined leading into model-year change, multiple weeks of shutdowns, and finally, higher warranty costs driven by a higher rates and higher cost of settlement of claims on older highline coaches, partially offset by a decreasing effect in the estimate of workers’ compensation costs as the Company refines its estimates based on more mature experience rates.

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

Interest expense for the year ended December 31, 2005 increased $1.2 million compared to the year ended December 31, 2004. The higher interest expense was due to increased average borrowings and rising interest rates on the Company’s line of credit during the year ended December 31, 2005. The Company’s weighted average interest rate for the year ended December 31, 2005 was 6.97% as compared to 5.49% for the year ended December 31, 2004.

The overall effective tax rate for the year ended December 31, 2005 was 0.9%, compared to an effective tax rate of 418.3% for the year ended December 31, 2004. The effective tax rate for the year ended December 31, 2004 gives effect to a charge to establish a full valuation allowance in the amount of $11.2 million against the Company’s net deferred tax asset as of December 31, 2004. For the year ended December 31, 2005, the Company continued to recognize a full valuation allowance against its future income tax benefits but had recorded a provision for various state income taxes of $0.2 million.

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The loss from discontinued operations for the year ended December 31, 2004 totaled $1.1 million and included a pre-tax gain on the sale of $0.3 million.

Liquidity and Capital Resources

The Company has incurred net losses of $24.3 million, $19.8 million and $9.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company used cash from operating activities of $13.0 million and $15.8 million for the years ended December 31, 2006 and 2004, respectively, and provided cash from operating activities of $1.4 million for the year ended December 31, 2005. The RV industry has been historically cyclical and subject to downturns during periods of weak economic conditions. With a continued downturn in the industry and a deterioration of the Company’s margin, which was caused by multiple factors, the Company experienced a continuation of losses during the year ended December 31, 2006. These conditions led the Company to further assess its short-term liquidity needs and plans to achieve profitability.

During the year ended December 31, 2006, the Company financed its operations primarily through its existing working capital and its line of credit with UPS Capital Corporation and Wells Fargo Bank. At December 31, 2006, the Company had $0.02 million in cash and cash equivalents (excluding restricted cash and cash equivalents totaling $0.7 million required to secure a letter of credit on surety bonds in connection with certain obligations with several State Departments of Motor Vehicles, collateralize the Company’s credit cards and secure a legal case appeals bond). The Company had working capital of $2.3 million and $26.1 million at December 31, 2006 and 2005, respectively. The decrease in working capital for the year ended December 31, 2006 from 2005 was mainly attributable to an increase in accounts payable of $19.3 million, an increase in the line of credit of $17.0 million and a reduction in receivables of $2.4 million, partially offset by an increase in inventories of $12.5 million and a decrease in current accrued expenses of $3.1 million.

For the year ended December 31, 2006, net cash used in operating activities was $13.0 million, which was primarily attributable to a $24.3 million loss, a $19.6 million increase in inventories and a $3.4 million decrease in accrued expenses, partially offset by a $19.3 million increase in accounts payable, a $7.2 million reserve and write down of inventories, $4.2 million of depreciation and amortization and a $2.4 million decrease in receivables. For the year ended December 31, 2005, net cash provided by operating activities was $1.4 million, which was primarily attributable to a $10.7 million decrease in inventories, $3.9 million of depreciation and amortization, a $3.1 million increase in accounts payable and a $2.5 million increase in accrued expenses, mostly offset by a $19.8 million net loss. For the year ended December 31, 2004, net cash used in operating activities totaled $15.8 million, which was substantially attributable to a $27.3 million increase in inventories ($2.8 million of which was sold to Weekend Warrior as part of the travel trailer business sale) and a $9.5 million net loss, partially offset by a non-cash charge of $11.9 million deferred income tax provision, which is primarily due to the Company recording an $11.2 million valuation allowance against its deferred tax assets, $3.9 million of depreciation and amortization, a $2.4 million increase in accounts payable and a $1.3 million inventory valuation adjustment.

For the year ended December 31, 2006, the Company used $3.6 million of cash in investing activities, which primarily resulted from $3.4 million of purchases of property, plant and equipment. For the year ended December 31, 2005, the Company used $2.4 million of cash in investing activities, which primarily resulted from $4.6 million of purchases of property, plant and equipment, partially offset by $2.2 million in repayments on the note receivable. For the year ended December 31, 2004, the Company used $0.4 million of cash for investing activities, including $4.9 million for purchases of property, plant and equipment, with the single largest expenditure being the purchase of the Florida service center totaling $0.8 million. These capital expenditures were mostly offset by the proceeds from the sale of assets totaling $3.6 million, with the largest single sale of assets being the sale of the Florida property totaling $1.9 million, by the proceeds from the sale of discontinued operations totaling $0.5 million, and by the note receivable repayments of $0.5 million.

For the year ended December 31, 2006, the Company provided $16.6 million of cash from financing activities, which was primarily due to advances under the line of credit of $17.0 million. For the year ended December 31, 2005, the Company provided $1.0 million of cash from financing activities, which was primarily due to an increase in the book overdraft of $1.8 million, partially offset by repayments on the line of credit of $0.6 million. Net cash provided by financing activities for the year ended December 31, 2004 was $14.2 million, mainly due to the advances on the line of credit totaling $12.7 million, an increase in book overdraft of $0.8 million and $0.7 million in proceeds from issuance of common stock through the exercise of stock options.

At December 31, 2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation and Wells Fargo Bank for $40 million, after exercising two consecutive $5 million increases to the line of credit in May and June 2006. The credit facility is collateralized by all of the Company’s assets, with borrowing availability based on the Company’s eligible accounts receivable and inventory.  Terms of the credit facility require the Company to maintain a blocked account, whereby remittances from the Company’s customers are applied directly against the outstanding credit facility balance. The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and a fixed charge coverage ratio, that should the Company fail to comply, will result in a reduction of the credit availability to the Company. At December 31, 2006, the Company did not comply with the covenant provisions causing a reduction in the Company’s $40 million average monthly borrowing availability to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable, until the Company regained compliance with the covenants.  Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 0.50 percentage points and may be subsequently adjusted down based on a trailing twelve month funded debt to EBITDA calculation. At December 31, 2006, the interest rate on the outstanding borrowings under the line of credit was 8.75%. The weighted average interest rate for the borrowings under the line of credit during the years ended December 31, 2006 and 2005 were 8.53% and 6.97%, respectively.

On February 20, 2007, the Company completed the sale of CCI.   The Company received total consideration of $38.7 million for the sale of CCI and the transfer of the Additional Assets.  The Company undertook this sale to improve its working capital position, raise capital to enable the Company to reduce its debt and provide the necessary funding and resources to support the turnaround of the NRV business.  The Company used approximately $24.5 million of the proceeds from the sale of CCI to pay off its credit facility and the remainder of the proceeds will be used for working capital purposes.

In conjunction with the sale of CCI, the Company entered into an agreement to modify its credit agreement on February 21, 2007, that among other things reduced the credit facility to $15 million and waived the events of default resulting from the failure to comply with financial covenants for the months ended October, November and December 2006.  The amendment provides for the setting of new financial covenants in April of 2007.  The base interest rate was increased to the prime rate plus 1.50 percentage points.  (See Note 17 in the accompanying notes to the consolidated financial statements for additional terms of Loan Modification Agreement No. 3)

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve its earnings and working capital position, including: (i) new product and floor plan introductions in 2007, (ii) new dealer additions to fill open market areas or replace under-performing dealers, (iii) decreases in overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reduction of material and related obsolescence costs, (v) improvement of manufacturing efficiencies, (vi) further reductions of manufacturing and other overhead costs, and (vii) decreases in the costs of warranty.

In order to fund on-going operations through at least March 31, 2008, the Company remains dependent upon its ability to utilize outside financing through borrowings on its line of credit until it achieves sustained operational profitability through a combination of increased sales, cost reductions and improved product margins. After consideration of the restrictions of the borrowing capacity noted above, the Company believes it has sufficient financial resources to fund its operations through at least March 31, 2008. However, the Company’s ability to meet its obligations beyond March 2008 is dependent on its ability to generate positive cash flows from operations and is dependent on continued borrowings under its line of credit.  If management is unable to achieve its operational profitability plan or unforeseen events occur and its existing line of credit is insufficient to allow the Company to meet its obligations, the Company may need to implement alternative plans that could include long-term financing collateralized by real estate, a possible sale and leaseback transaction involving its Pervis California facilities, the pursuit of several strategic opportunities, obtaining additional debt financing, additional reductions in operating costs, deferral of capital expenditures, deferring the introduction of new products or otherwise scaling back its operations and further reducing its working capital. While the Company believes that it could successfully complete the alternative plans, if necessary, there can be no assurance that such alternatives would be available on acceptable terms and conditions or that the Company would be successful in its implementation of such plans.

Contractual Obligations and Commitments

The following is a schedule of the Company’s known contractual obligations at December 31, 2006:

(in thousands)		Less than	1 - 3	4 - 5	After
Contractual obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$6,433	$1,802	$4,631	$—	$—
Capital leases	215	72	143	—	—
	$6,648	$1,874	$4,774	$—	$—

(in thousands)		Less than	1 - 3	4 - 5	After
Commercial commitments	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$29,012	$29,012	$—	$—	$—
Letter of credit	205	205	—	—	—
	$29,217	$29,217	$—	$—	$—

Repurchase Commitments

It is customary practice for companies in the recreational vehicle industry to enter into repurchase agreements with financing institutions to provide financing to their dealers.  Generally, these agreements provide for the repurchase of products from the financing institution in the event of a dealer’s default.  The risk of loss under these agreements is spread over numerous dealers and further reduced by the resale value of the units, which the Company would be required to repurchase.  Losses under these agreements have not been significant in the periods presented in the consolidated financial statements, and management believes that any future losses under these agreements will not have a significant effect on the Company’s consolidated financial position or results of operations.  The Company’s undiscounted maximum potential exposure under these agreements approximated $147 million at December 31, 2006.

Letter of Credit

The Company had an outstanding letter of credit in the amount of $0.2 million for the year ended December 31, 2006, which collateralizes obligations for which the Company is liable. The Company is required to maintain compensating cash balances with the issuing financial institution of this letter of credit.

Effects of Inflation

Higher steel and petroleum prices during 2006, while partially passed along to customers in the form of surcharges, had an adverse effect on the Company’s profit margins throughout the year. Such adverse effects have continued through the early months of 2007. For the year ended December 31, 2006, the effects of increasing interest rates became increasingly significant to the Company, as the Company uses a variable rate line of credit, and the Company increased its average borrowings under the line during the year ended December 31, 2006 as compared to 2005.

Recent Accounting Pronouncements

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

In June 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of the guidance of SAB 108 did not have an impact on our consolidated financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has no significant financial instruments. The Company has not entered into any derivative financial instruments. The Company does not have any significant foreign currency exposure because it does not transact business in foreign currencies. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the year ended December 31, 2006 was 8.53%. For every 0.25% increase in interest rates, the Company would expect an annual increase in interest expense of approximately $2,500 for every $1.0 million borrowed.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this item is contained in the consolidated financial statements listed in Item 15(a) 1 under the caption “Consolidated Financial Statements.”

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has conducted an evaluation, as of December 31, 2006, of the Company’s disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rule 13a-15(e).  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm, Swenson Advisors, LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as stated in their report that is included herein.

Changes in Internal Control over Financial Reporting

There were no change in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held with respect to the Company’s fiscal year ended December 31, 2006 or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, which information is incorporated herein by reference.

Code of Business Conduct and Ethics

The Company has adopted a written code of conduct and ethics (the “Code”), which is applicable to all of the Company’s officers, directors and employees, including the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the New York Stock Exchange, a copy of the Code has been posted on the Company’s website at http://www.nrvh.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Item 11. Executive Compensation

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held with respect to the Company’s fiscal year ended December 31, 2006 or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held with respect to the Company’s fiscal year ended December 31, 2006 or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held with respect to the Company’s fiscal year ended December 31, 2006 or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required for this Item will be set forth in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be held with respect to the Company’s fiscal year ended December 31, 2006 or by an amendment to this Form 10-K to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, which information is incorporated herein by reference.

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
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.               Exhibits

2.1	Merger and Asset Purchase Agreement dated as of February 16, 2007 by and among Country Coach Holdings LLC, Country Coach Merger LLC, Riley Investment Management, LLC, the Company and CCI.
3.1	The Company’s Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws of National R.V. Holdings, Inc. (8)
4.1	Specimen-Certificate of Common Stock. (1)
10.1	1996 Stock Option Plan. (3)
10.2	1997 Stock Option Plan. (4)
10.3	1999 Stock Option Plan. (5)
10.4	Form of the Company’s Stock Option Grant Agreement. (6)
10.5	CCI Bus Facility Lease Agreement between Sterling Pacific and CCI dated as of November 6, 2003. (6)
10.6	Lee Joint Venture Real Property Lease Agreement between CCI and the Lee Joint Venture dated as of October 12, 1995. (6)
10.7	Lee Joint Venture Real Property Lease Agreement Amendment between the Company and the Lee Joint Venture dated as of November 2, 1999. (6)
10.8	Lee Joint Venture Real Property Lease Renewal Agreement between CCI and the Lee Joint Venture dated as of January 2, 2001. (6)
10.9	Credit Agreement, dated as of August 12, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (7)
10.10	Loan Modification Agreement, dated October 4, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (7)
10.11	Loan Modification Agreement No. 2, dated August 10, 2006, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (9)

10.12	Loan Modification Agreement No. 3, dated February 21, 2007, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders.
10.13	Loan Modification Agreement No. 4, dated March 13, 2007, between the Company, NRV, and Wells Fargo Bank, as lenders.
10.14	Purchase and Sale Agreement dated as of December 27, 2006 between the Company and First Industrial Acquisitions, Inc.
10.15	Amendments 1 through 4 to Purchase and Sale Agreement dated as of December 27, 2006 between the Company and First Industrial Acquisitions, Inc.
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(2)             Previously filed as an exhibit to the Company’s Registration Statement on Form S-1 filed on December 15, 1993 (File No. 33-72954).

(3)             Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1996.

(4)             Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997.

(5)             Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001.

(6)             Incorporated by reference from the Company’s 2004 Form 10-K, filed with the SEC on October 11, 2005.

(7)             Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2005.

(8)             Incorporated by reference from the Company’s Form 8-K dated November 22, 2005 filed with the SEC on November 28, 2005.

(9)             Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended August 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.

Dated: March 23, 2007	By	/s/ Thomas J. Martini
Thomas J. Martini,
Chief Financial Officer
(Principal Accounting and Finance Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Doy B. Henley	Chairman of the Board	March 23, 2007
Doy B. Henley

/s/ Bradley C. Albrechtsen	Director, Chief Executive Officer	March 23, 2007
Bradley C. Albrechtsen	and President (Principal Executive Officer)

/s/ Thomas J. Martini	Chief Financial Officer	March 23, 2007
Thomas J. Martini	(Principal Accounting and Financial Officer)

/s/ Greg McCaffery	Director	March 23, 2007
Greg McCaffery

/s/ James B. Roszak	Director	March 23, 2007
James B. Roszak

/s/ David J. Humphreys	Director	March 23, 2007
David J. Humphreys

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of National R.V. Holdings, Inc.:

We have completed integrated audits of National R.V. Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National R.V. Holdings, Inc. and its subsidiaries (the Company) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in year ended December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.   We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with general accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The financial statements of National R.V. Holdings, Inc. as of December 31, 2004 were audited by other auditors whose report dated October 6, 2005, except for the restatement discussed in the second and sixth paragraphs of Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report on Form 10-K/A, as to which the date is March 21, 2006, stated the financial statements presented fairly, in all material respects, the financial position of National R.V. Holdings, Inc. as of December 31, 2004 and for the year then ended.

/s/ Swenson Advisors, LLP
San Diego, California
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
National R.V. Holdings, Inc.

In our opinion, the consolidated statements of operations, of stockholders’ equity and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations of National R.V. Holdings, Inc. and its subsidiaries and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orange County, California
October 6, 2005, except for the restatement discussed in the second and sixth paragraphs of Note 2 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2004 Annual Report on Form 10-K/A, as to which the date is March 21, 2006

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16	$11
Restricted cash and cash equivalents	387	201
Receivables, less allowance for doubtful accounts ($299 and $392, respectively)	18,995	21,533
Inventories	74,417	61,940
Deferred income taxes	475	1,281
Prepaid expenses	2,108	2,359
Total current assets	96,398	87,325
Long-term restricted cash and cash equivalents	341	—
Property, plant and equipment, net	37,430	38,457
Other assets	1,355	1,608
Total assets	$135,524	$127,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$2,227	$2,582
Accounts payable	39,552	20,218
Accrued expenses	23,150	26,273
Line of credit	29,012	12,059
Current portion of capital leases	63	57
Total current liabilities	94,004	61,189
Long-term accrued expenses	4,802	5,089
Deferred income taxes	475	1,281
Long-term portion of capital leases	124	169
Total liabilities	99,405	67,728
Commitments and contingencies (Note 10)	—	—
Stockholders’ equity:
Preferred Stock, $0.01 par value, 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common Stock, $0.01 par value, 25,000,000 shares authorized 10,339,484 issued and outstanding	103	103
Additional paid-in capital	38,353	37,563
Retained (deficit) earnings	(2,337)	21,996
Total stockholders’ equity	36,119	59,662
Total liabilities and stockholders’ equity	$135,524	$127,390

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Net sales	$397,118	$463,610	$436,813
Cost of goods sold	390,899	451,622	405,858
Gross profit	6,219	11,988	30,955
Selling expenses	13,052	15,301	11,616
General and administrative expenses	14,499	14,801	13,626
Other expense	—	—	632
Total operating expenses	27,551	30,102	25,874
Operating (loss) income	(21,332)	(18,114)	5,081
Other (income) expense:
Interest expense	2,777	1,492	327
Other income	(41)	(19)	(90)
Total other expense	2,736	1,473	237
(Loss) income from continuing operations before income taxes	(24,068)	(19,587)	4,844
Provision for income taxes	265	181	13,161
Loss from continuing operations	(24,333)	(19,768)	(8,317)
Discontinued operations:
Loss from discontinued operations	—	—	2,155
Gain from sale of discontinued operations	—	—	(281)
Income taxes related to discontinued operations	—	—	(737)
Loss from discontinued operations, net of taxes (Note 15)		—	(1,137)
Net loss	$(24,333)	$(19,768)	$(9,454)

Basic and diluted loss per common share:
Continuing operations	$(2.35)	$(1.91)	$(0.81)
Discontinued operations	—	—	(0.12)
Total	$(2.35)	$(1.91)	$(0.93)
Weighted average number of common shares outstanding:
Basic and Diluted	10,339	10,338	10,217

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(24,333)	$(19,768)	$(9,454)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,238	3,890	3,905
Bad debt expense	174	270	32
Reserve and write down of inventories	7,171	1,767	1,280
Loss on asset disposal	97	59	391
Tax benefit related to exercise of stock options	—	—	254
Deferred income tax provision	—	—	11,894
Share-based compensation	790	—	—
Changes in assets and liabilities:
Decrease (increase) in receivables	2,364	(1,827)	970
(Increase) decrease in inventories	(19,648)	10,725	(27,279)
Decrease (increase) in prepaid expenses	251	645	(1,266)
Increase in accounts payable	19,334	3,130	2,366
(Decrease) increase in accrued expenses	(3,410)	2,527	1,117
Net cash provided by (used in) operating activities	(12,972)	1,418	(15,790)
Cash flows from investing activities:
(Increase) decrease in restricted cash and cash equivalents	(527)	50	(1)
Decrease (increase) in other assets	136	(177)	(86)
Proceeds from sale of property, plant and equipment and other assets	211	84	3,601
Proceeds from sale of discontinued operations	—	—	500
Note receivable repayments	—	2,213	469
Purchase of property, plant and equipment	(3,402)	(4,603)	(4,914)
Net cash used in investing activities	(3,582)	(2,433)	(431)
Cash flows from financing activities:
Net advances under (payments on) line of credit	16,953	(631)	12,690
Deferred financing costs	—	(236)	—
(Decrease) increase in book overdraft	(355)	1,779	803
Principal payments on long-term debt	—	—	(19)
Principal payments on capital leases	(39)	(37)	(8)
Proceeds from issuance of common stock	—	140	707
Net cash provided by financing activities	16,559	1,015	14,173
Net increase (decrease) in cash and cash equivalents	5	—	(2,048)
Cash and cash equivalents, beginning of year	11	11	2,059
Cash and cash equivalents, end of year	$16	$11	$11

Supplemental cash flow information:
Income taxes paid	$285	$290	$554
Interest paid	$2,646	$1,430	$324

Supplemental schedule of non-cash investing and financing activities:
Note received in sale of travel trailer business	$—	$—	$2,682
Capital lease acquisitions of property and equipment	$—	$27	$245
Reclassification of leased inventory	$—	$394	$—

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, December 31, 2003	10,190	$102	$36,463	$51,218	$87,783
Common stock issued under option plans	112	1	706	—	707
Tax benefit related to exercise of stock options	—	—	254	—	254
Net loss	—	—	—	(9,454)	(9,454)
Balance, December 31, 2004	10,302	103	37,423	41,764	79,290
Common stock issued under option plans	37	—	140	—	140
Net loss	—	—	—	(19,768)	(19,768)
Balance, December 31, 2005	10,339	103	37,563	21,996	59,662
Share-based compensation	—	—	790	—	790
Net loss	—	—	—	(24,333)	(24,333)
Balance, December 31, 2006	10,339	$103	$38,353	$(2,337)	$36,119

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

National R.V. Holdings, Inc. (the “Company”) operates in one business segment that designs, manufactures and markets Class A motorhomes through its wholly-owned subsidiaries, National RV Inc. (“NRV”) and Country Coach, Inc. (“CCI”). The RVs are marketed primarily to dealers in the United States by NRV under the Dolphin, Pacifica, Sea Breeze, Surf Side, Tradewinds and Tropi-Cal brand names and by CCI under brand names including Affinity, Allure, Inspire, Intrigue, Magna, Tribute and bus conversions under the Country Coach Prevost brand.

On February 20, 2007, the Company completed the sale of CCI and received total consideration of $38.7 million. The Company used approximately $24.5 million of the proceeds to pay off its credit facility and the remainder will be used for working capital purposes. In connection with the sale of CCI, the Company amended its credit agreement reducing its line of credit from $40 million to $15 million. (See Note 17 for additional information regarding the sale of CCI.)

Additionally, on December 27, 2006, the Company entered into an agreement for the possible sale and leaseback of NRV’s manufacturing facilities that can provide $31.7 in additional working capital. (See Note 10 for further discussions and terms of the sale and leaseback.)

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The Company amended and restated its 2004 Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2006. The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries NRV and CCI, which are presented in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions have been eliminated in consolidation.  As further discussed in Note 15, the operating results of the travel trailer business have been reclassified as discontinued operations for all periods presented.

RECLASSIFICATIONS

Certain reclassifications, none of which affected net loss or retained earnings, have been made to prior year amounts to conform to the current year presentation.

USE OF ESTIMATES

Management is required to make certain estimates and assumptions in order to prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Such estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Company’s most significant estimates relate to valuation of inventories, realization of deferred tax assets, recoverability of long-lived assets, workers’ compensation accruals, warranty accruals and accrued losses for contingent liabilities. The estimation process required to prepare the Company’s consolidated financial statements requires assumptions to be made about future events and conditions, and as such, is inherently subjective and uncertain. Actual results may differ from estimates, and it is at least reasonably possible that the effect of the estimates on the consolidated financial statements will materially change within one year of the date of the consolidated financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash and cash equivalents, receivables, prepaid expenses, accounts payable, accrued expenses, book overdraft, line of credit and capital lease obligations. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to their relatively short maturities. The Company also had an outstanding letter of credit in the amount of $0.2 million for the years ended December 31, 2006 and 2005, which collateralizes obligations the Company is liable for. The Company is required to maintain compensating cash balances with the issuing financial institutions of this letter of credit. (See Note 4 for further discussion on restricted cash and cash equivalents.)

CONCENTRATIONS

Financial instruments that subject the Company to credit risk consist primarily of trade receivables from dealerships, which are approved by the dealers’ lenders prior to shipment. The Company generally does not require collateral from its customers. Such credit risk is considered by management to be limited due to the Company’s broad customer base, and terms requiring most of the dealers’ lenders to pay the Company directly in fifteen business days or less after the dealers’ receipt of a unit. For the year ended December 31, 2006, three dealers accounted for 15%, 11% and 10% of the Company’s net sales. In addition, the Company’s top ten dealers accounted for approximately 67%, 66% and 72% of net sales for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, three dealers accounted for 10%, 9% and 7% of the Company’s trade receivables.

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

The Company’s NRV subsidiary purchases gasoline-powered chassis that are manufactured by Ford Motor Company and Workhorse Custom Chassis, and rear engine diesel-powered chassis from Freightliner Custom Chassis Corporation.  The Company’s CCI subsidiary manufactures its own chassis, the DynoMax, which is used as the base upon which all CCI motorhomes are built, except for the Prevost bus conversions, which utilize a Prevost bus shell. The Company generally maintains a one to two month production supply of chassis in inventory. If any of the Company’s present chassis manufacturers were to cease manufacturing or otherwise reduce the availability of their chassis, the business of the Company could be materially and adversely affected.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include deposits in banks and short-term investments with original maturities of three months or less.

RESTRICTED CASH

The Company is required to hold in trust certain deposits to guarantee the Company to perform under certain legal obligations, and to secure credit availability. Total restricted cash and cash equivalents were collateral reserves of $0.7 million and $0.2 million at December 31, 2006 and 2005, respectively. (See Note 4 for further discussion on restricted cash and cash equivalents.)

RECEIVABLES

The Company’s accounts receivables are recorded at net realizable value based on the amount invoiced and bear no interest. The majority of the Company’s accounts receivables are related to motorhome sales, with parts receivables representing a minimal portion. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the existing accounts receivable based upon management’s current knowledge of customers, customer compliance with original terms of sale or dealer financing (“flooring”) arrangements, historical collectability and recognition of bad debts, and current economical and industry conditions. Adjustments to the allowance for doubtful accounts are charged against general and administrative expenses. Uncollectible balances are charged off against the allowance when management has determined that all reasonable collection efforts have been exhausted.

Consistent with industry practice, the Company enters into off-balance sheet agreements, called repurchase agreements, with lenders providing flooring arrangements for dealers purchasing the Company’s motorhome units. These units are used to collateralize the loan between the dealers and their lenders.  The repurchase agreement provides the Company (manufacturer) to be paid directly by the lender upon delivery of the unit to the dealer location on the condition that the Company is required to repurchase the unit should the dealer default on the flooring agreement with its lender.  The Company’s loss exposure would be the difference between the value of the lien held by the flooring institution and the price for which the Company is able to resell the unit, adjusted for shipping and refurbishing costs prior to ultimate sale. Losses under these agreements have not been material to the Company.  Management monitors these active agreements on units sold and will record a liability and reduction to sales and cost of goods sold in the event that the Company is required to perform under the terms of the repurchase agreement. (See Note 10 for further discussion on recourse on dealer financing.)

The value of the Company’s eligible accounts receivable along with its inventory provides the basis for the Company’s borrowing availability under its credit facility. (See Note 9 for more information on the Company’s credit facility agreement.)

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is estimated using the first-in, first-out (“FIFO”) method, and includes the cost of materials, labor and manufacturing overhead.  The Company periodically evaluates the carrying value of inventories and maintains an allowance for excess and obsolescence to adjust the carrying value as necessary to the lower of cost or market.  The Company recognizes abnormal amounts of idle facility expense, freight, handling costs and wasted material as expenses in the period incurred. The Company allocates fixed production overhead to the cost of conversion based upon the normal capacity of its production facilities.

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

Depreciation expense is computed principally on the straight-line method, over the estimated useful lives of the related assets. In addition, the Company does not estimate a salvage value for any of its property, plant and equipment. The following table provides the estimated useful lives used for each asset type:

Land improvements	5-40 years
Buildings and improvements	5-40 years
Machinery and equipment	3-12 years
Office equipment	3-15 years

Leasehold improvements, which are included in buildings and building improvements, made at the inception or during the term of the lease, and assets under capital leases are amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased or when the capital lease is entered into.

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company assesses the fair value and recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. In doing so, the Company makes assumptions and estimates regarding future cash flows and other factors. The fair value of the long-lived assets is dependent upon the forecasted performance of the Company’s business and the overall economic environment. When the Company determines that the carrying value of its long-lived assets may not be recoverable, it measures impairment based upon a forecasted discounted cash flow method.

WORKERS’ COMPENSATION SELF-INSURANCE RESERVE

The Company’s workers’ compensation self-insurance reserve is established based on its best estimate of the amounts necessary to settle future and existing employee workers’ compensation claims incurred as of the balance sheet date. The Company records an undiscounted reserve estimate for future workers’ compensation related costs based on the Company’s historical workers’ compensation claims paid history using an actuarial incurred but not reported (“IBNR”) approach.

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

CONTINGENT LIABILITIES

In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS No. 5”), the Company periodically reviews the status of significant contingencies to assess the potential financial exposure and to determine whether a loss should be recognized in the consolidated statements of operations or disclosed only in the notes to the consolidated financial statements. In accordance with SFAS No. 5, the Company recognizes and records an estimated loss contingency when (i) it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated.  For loss contingencies that do not meet both of these conditions, if there is a reasonable possibility that a loss may have been incurred, such losses are disclosed in the notes to the consolidated financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. The Company estimates accruals based on the best information available at that time, which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

SHARE-BASED COMPENSATION

The Company adopted the provisions of revised SFAS No. 123 (“SFAS No. 123R”), “Share-Based Payment,” including the provisions of the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”), on January 1, 2006, using the modified prospective transition method to account for employee share-based awards. The valuation provisions of SFAS No. 123R apply to new awards and to awards that were outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date were recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The consolidated financial statements for the year ended December 31, 2006 reflect the adoption of SFAS No. 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS No. 123R.

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s consolidated statement of operations for fiscal 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, adjusted for estimated forfeitures, and share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with SFAS No. 123R.  For share awards granted in 2006, expenses are amortized under the straight-line attribution method.  For share awards granted prior to 2006, expenses are amortized under the straight-line single option method prescribed by SFAS No. 123.  As share-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 1% for both officers and directors and 10% for other employees in fiscal 2006 based on our historical experience.

For purposes of estimating the fair value of stock options granted during 2006 using the Black-Scholes option pricing model, the Company estimated its stock price volatility to be 45.0%.  The volatility percentage was based on the historical prices of the Company’s common stock.  The expected term of options granted, which was based on historical employee terminations and option exercises, was estimated at an average of 5.0 years.  A risk-free interest rate of 4.69% was used based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of grant.

The adoption of SFAS No. 123R resulted in incremental share-based compensation expense of $0.8 million for the year ended December 31, 2006. The incremental share-based compensation caused the loss from continuing operations and net loss to increase by the same amount and the basic and diluted loss per share to increase by $0.08 per share.

Prior to January 1, 2006, the Company accounted for shared-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and provided the required pro forma disclosures of SFAS No. 123.

The following table illustrates the pro forma effect on net loss and loss per share for the years ended December 31, 2005 and 2004, as if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share amounts):

	For the year ended
	December 31,
	2005	2004
Loss from continuing operations	$(19,768)	$(8,317)
Loss from discontinued operations	—	(1,137)
Net loss — as reported	(19,768)	(9,454)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	263	569
Pro forma net loss	$(20,031)	$(10,023)

Basic and diluted net loss per share, as reported
Continuing operations	$(1.91)	$(0.81)
Discontinued operations	—	(0.12)
Total basic and diluted net loss per share	(1.91)	(0.93)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	0.03	0.05
Basic and diluted net loss per share pro forma	$(1.94)	$(0.98)

The weighted-average fair value of the stock options has been estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of stock options and the assumptions used to calculate weighted-average fair value are listed below for grants issued during the years ended December 31, 2005 and 2004.

	2005	2004
Dividend yield	0.0%	0.0%
Expected volatility	42.7%	41.0%
Risk-free interest rate	4.42%	3.45%
Expected lives (in years)	5.3	4.2
Weighted average value of stock options granted	$2.83	$3.72

At December 31, 2006, the Company had approximately 1.5 million shares reserved for stock option plans and financing arrangements. The price of the options granted pursuant to these plans will not be less than 100 percent of the market value of the shares on the date of grant.  There were no exercises of stock options for the year ended December 31, 2006.  During the year ended December 31, 2005, the exercise of certain of the stock options represented a tax benefit of $0.1 million. In accordance with SFAS No. 109 “Accounting for Income Taxes”, the Company recorded a full valuation allowance on all of the Company’s net deferred tax assets. (See Note 12 for further information regarding deferred income taxes.)

Information regarding these option plans and option agreements for fiscal years 2006, 2005 and 2004 is as follows (shares in thousands):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding at December 31, 2003	1,287	$12.58
Granted	261	$9.79
Expired or forfeited	(302)	$21.91
Exercised	(112)	$6.32
Outstanding at December 31, 2004	1,134	$10.08

Granted	162	$6.31
Expired or forfeited	(179)	$8.72
Exercised	(37)	$3.75
Outstanding at December 31, 2005	1,080	$9.94

Granted	145	$6.09
Expired or forfeited	(407)	$10.67
Exercised	—	$—
Outstanding at December 31, 2006	818	$8.89

The following table summarizes information for those options that are outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares (in thousands)	Weighted Average Exercise Price
$6.09	145	9.22	$6.09	145	$6.09
$6.31	136	8.94	$6.31	45	$6.31
$8.50	8	3.59	$8.50	8	$8.50
$9.50	179	7.10	$9.50	120	$9.50
$10.05	3	7.15	$10.05	2	$10.05
$10.08	319	0.42	$10.08	319	$10.08
$10.43	3	7.16	$10.43	2	$10.43
$12.50	5	7.38	$12.50	3	$12.50
$12.83	8	4.57	$12.83	8	$12.83
$26.81	12	2.39	$26.81	12	$26.81
	818	5.05	$8.89	664	$9.18

The number of exercisable options outstanding under these plans at December 31, 2006, 2005 and 2004 were 663,943, 770,684 and 877,129 shares, respectively, at weighted average prices of $9.18, $9.94 and $10.16 per share, respectively.

LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities to issue common stock were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share. No adjustments were made to reported net loss in the computation of loss per share for the years ended December 31, 2006, 2005 and 2004.

	December 31,
(shares in thousands)	2006	2005	2004
Weighted average shares outstanding — basic	10,339	10,338	10,217
Weighted average shares outstanding — diluted	10,339	10,338	10,217
Outstanding “in-the-money” options excluded as impact would be anti-dilutive	—	162	166

REVENUE RECOGNITION

The Company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” (or “SAB 104”). SAB 104 requires that four basic criteria must be met before revenue can be recognized: i) persuasive evidence of an arrangement exists, ii) delivery has occurred and title and the risks and rewards of ownership have been transferred to the customer, iii) the price is fixed and determinable, and iv) collectibility is reasonably assured.

During the fourth quarter of 2004, NRV began delivering motorhomes to its customers through independent third party carriers. Title and risks of rewards of ownership are transferred to a customer upon delivery of a motorhome to a third party carrier, and a sale is recognized by NRV at the time of shipment.

For the year ended December 31, 2005, CCI began delivering motorhomes to its customers through a combination of independent third party carriers and Company-employed delivery drivers. Similar to NRV, title and risks of rewards of ownership are transferred to a customer upon delivery of a motorhome to a third party carrier. In cases in which CCI uses an independent third party carrier, sales are recognized at the time the motorhomes are delivered to the independent third party carrier. In cases in which CCI uses Company-employed delivery drivers, sales are recognized upon acceptance of the motorhome by the dealer.

SALES INCENTIVES

As is common throughout the RV industry, the Company offers incentives to its dealers in the form of discounts and floorplan interest reimbursement programs, rebate and holdback programs, and retail sales incentives given to its dealers’ retail salespersons. The Company recognizes and records the costs of these incentives in accordance with Emerging Issue Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

The Company uses a non-monetary incentive program that rewards RV dealer personnel by performance. Instead of cash, rewards are offered at tiered levels, based on the number of the Company’s products sold by each dealership participant. Rewards include items such as home electronics, exercise equipment, personal data assistants, trips, and so on. The more a salesperson sells, the more items they are eligible to redeem at the various reward levels set for the program. The Company accrues the estimated costs of the non-monetary incentive program in selling expenses upon retail sale of a unit.

COST OF GOODS SOLD

Cost of goods sold associated with the sale of inventory produced by the Company is recognized in accordance to the Company’s revenue recognition policy and includes direct material, direct labor and manufacturing overhead. Other components of cost of goods sold include indirect production costs, indirect production support, warranty costs, shipping and handling.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses are expensed as incurred and charged to product development, which is included in cost of goods sold.  Total product development expenses were $1.8 million, $1.6 million and $1.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Any customer-sponsored research and development activities that the Company may have conducted are not material.

SHIPPING AND HANDLING COSTS

Shipping and handling related to customer sales are included as a component of cost of goods sold. Shipping and handling costs charged to cost of goods sold amounted to $4.0 million, $4.1 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.

ADVERTISING AND SALES PROMOTION COSTS

The Company expenses advertising costs as incurred. For the years ended December 31, 2006, 2005 and 2004, advertising and sales promotion costs, including cooperative advertising, were approximately $6.1 million, $6.9 million and $4.1 million, respectively.

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

The Company evaluates the net realizable value of temporary deferred tax differences in accordance with SFAS No. 109, which requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company takes into account all positive and negative evidence with regard to the utilization of a deferred tax asset.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals and expands disclosures about fair value measurements.  The statement does not require new fair value measurements, but is applied to the extent that other accounting pronouncements require or permit fair value measurements.  The statement emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  Companies that have assets and liabilities measured at fair value will be required to disclose information that enables the users of its financial statements to access the inputs used to develop those measurements.  The reporting entity is encouraged, but not required, to combine the fair value information disclosed under this statement with the fair value information disclosed under other accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the provisions of the statement, but does not anticipate that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) which requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  This statement is effective for fiscal years ending after December 15, 2006.  The Company does not currently provide defined benefit pension or other postretirement plans, therefore the Company has determined that the adoption of this statement will not have an impact on the Company’s consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required as long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening retained earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The application of the guidance of SAB 108 did not have an impact on our consolidated financial condition or results of operations.

 In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings.  Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS No. 159 on its consolidated financial statements.

4. Restricted Cash And Cash Equivalents

The Company is required by some states to provide surety bonds through a third party (surety) to guarantee that the Company will perform its contractual obligations with several State Departments of Motor Vehicles. The surety (issuer) of the surety bonds requires that the Company hold in trust as collateral deposits, which accrue interest, equal to the value of the surety bond.  Surety bond terms typically extend to no more than 12 months and are renewed annually.  At December 31, 2006 and 2005, the Company’s collateralizing deposits held in trust on surety bonds were $0.2 million.

On May 18, 2006, the Company entered into a securities account control agreement with a financial institution (secured party) and an intermediary in order to collateralize and secure its credit availability on company credit cards. The Company is required to hold a securities account with the intermediary, which consists of all financial assets or investment properties maintained or credited to the account, to secure the interest of the financial institution issuing the collateralized credit cards. The cumulative credit availability under the agreement is equal to the value held in the securities account. Termination of the agreement may be exercised upon written notice and subsequent settlement of company obligations against the securities account held by the intermediary. The balance of the Company’s securities account with the intermediary at December 31, 2006 was $0.2 million.

During 2006 the Company obtained an appeal bond for $0.3 million securing payment from a November 2005 Judgment awarding plaintiff attorney fees and tax costs associated with the case until the outcome of the appeal is determined. Legal counsel estimates the appeal to extend beyond twelve months. The appeal bond with accrued interest is $0.3 million at December 31, 2006.

A summary and classification of restricted cash and cash equivalents is as follows (in thousands):

	December 31,
	2006	2005
Current:
Irrevocable letter of credit on surety bonds	$205	$201
Deposits collateralizing company credit cards	182	—

Total	$387	$201

	December 31,
	2006	2005
Long-term:
Cash held on appeals bond	$341	$—

Total	$341	$—

5. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2006	2005
Finished goods	$17,736	$8,545
Work-in-process	29,992	30,870
Raw materials	20,998	19,289
Chassis	5,691	3,236
	$74,417	$61,940

During the years ended December 31, 2006 and 2005, the Company charged against operations $7.2 million and $1.2 million, respectively, of write-downs related to stating inventory at the lower of cost or market.

6. Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Land and improvements	$8,578	$8,429
Buildings and improvements	26,858	25,861
Machinery and equipment	21,915	20,431
Office equipment	8,208	8,004
Assets under capital lease	270	270
Construction in progress	945	1,868
	66,774	64,863
Less accumulated depreciation	(29,344)	(26,406)
Property, plant and equipment, net	$37,430	$38,457

Depreciation expense (including amortization of assets under capital lease) was $4.2 million, $3.9 million and $3.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company sold real property in Florida during 2004 totaling $3.9 million and recorded impairments of an emissions control system and a paint booth due to obsolescence totaling $0.3 million and $0.1 million, respectively, which have been included in other expense.  In December 2006, the Company entered into an agreement with an unrelated party for the potential sale and concurrent leaseback of real estate and certain other tangible and intangible property to NRV. (See Note 17 for additional information on the sale-leaseback agreement.)

7. Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Current accrued expenses:
Workers’ compensation self-insurance reserve	$1,777	$2,209
Warranty reserve	10,936	11,705
Accrued sales incentives	3,270	2,385
Payroll and related accrued expenses	4,714	6,188
Other accrued expenses	2,453	3,786
Total current accrued expenses	$23,150	$26,273

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$4,041	$4,280
Warranty reserve	143	130
Deferred compensation	618	679
Total long-term accrued expenses	$4,802	$5,089

8. Product Warranties

The changes in the carrying amount of the Company’s total product warranty liability for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	Beginning			Ending
	Balance	Accruals (1)	Reductions	Balance
Warranty Reserve fiscal 2006	$11,835	$15,631	$16,387	$11,079
Warranty Reserve fiscal 2005	$9,270	$18,437	$15,872	$11,835

(1) The aggregate changes in the liability related to the preexisting warranties were not significant for all years presented and have been included with aggregate changes in the liability for accruals related to the current periods under the title “Accruals.”

9. Debt and Credit Agreements (in thousands):

	December 31,
	2006	2005
Current:
Revolving line of credit	$29,012	$12,059

Long-term debt:
Capital lease obligations	187	226
Less payments due within one year	(63)	(57)
Long-term debt	124	169
Total debt	$29,136	$12,228

At December 31,2006, the Company had an asset-based revolving credit facility with UPS Capital Corporation (“UPSC”) and Wells Fargo Bank for $40 million, after exercising two consecutive $5 million increases to the line of credit in May and June 2006. Initial amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal, plus 0.50 percentage points, allowing for subsequent downward adjustments based on a trailing twelve month funded debt to EBITDA calculation. The credit facility is collateralized by all of the Company’s assets, with borrowing availability based on the Company’s eligible accounts receivable and inventory.  Terms of the credit facility require the Company to maintain a blocked account whereby remittances from the Company’s customers are applied directly against the outstanding credit facility balance. The Company’s current credit agreement restricts the declaration and payment of dividends.  The credit facility contains, among other provisions, certain financial covenants, including funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), and a fixed charge coverage ratio, that should the Company fail to comply, will result in a reduction of the credit availability to the Company.

At December 31, 2006, the Company did not comply with the covenant provisions causing a reduction in the Company’s $40 million average monthly borrowing availability to an amount between $24 million and $32 million, depending on eligible inventory and accounts receivable, until the Company regained compliance with the covenants.   At December 31, 2006, the interest rate on the outstanding borrowings under the line of credit was 8.75%. The weighted average interest rate for the borrowings under the line of credit during the years ended December 31, 2006 and 2005 were 8.53% and 6.97%, respectively.

On February 21, 2007, the Company entered into a loan modification, “Loan Modification Agreement No. 3, in conjunction with the sale of CCI, that among other things waived the events of default resulting from failure to comply with financial covenants for the months ended October, November and December 2006.  The amendment provides for the setting of new financial covenants in April of 2007.  The base interest rate was increased to the prime rate plus 1.50 percentage points. (See Note 17 for additional information regarding the amendments to the Company’s revolving credit facility.)

10. Commitments and Contingencies

Litigation:

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law,” product liability (all of which are typical in the recreation vehicle industry) and employment claims. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that the final resolution of any such litigation could have a material adverse effect on the Company’s financial position, results of operations or liquidity in a reporting period, and has provided an estimated reserve at December 31, 2006 and 2005 of approximately $1.2 million and $1.8 million, respectively, for such contingencies in the consolidated financial statements.

Recourse on Dealer Financing:

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $147 million at December 31, 2006. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

Leases:

The Company leases some of its copy machines under capital lease agreements. The Company has no other capital lease agreements. In addition, the Company leases a majority of its CCI manufacturing facilities under two non-cancelable operating lease agreements which agreements, expiring by the end of October 2010, represent most of the operating lease payment commitments. The remaining operating lease agreements are for machinery and equipment.

The Company has commitments under certain capital and non-cancelable operating lease agreements. The future minimum capital and operating lease payments, as of December 31, 2006, are as follows (in thousands):

	Capital Leases	Non-cancelable Operating Leases
2007	$72	$1,802
2008	72	1,670
2009	63	1,640
2010	8	1,321
Total minimum lease payments	215	$6,433
Less amount representing interest	28
Capital lease obligations	$187

Rent expense from non-cancelable operating lease obligations for the years ended December 31, 2006, 2005 and 2004 was approximately $1.8 million, $1.6 million and $1.4 million, respectively.

Sale and Leaseback:

In December 2006, National RV Holdings (Seller-Guarantor) and an unrelated party (Buyer-Lessor) signed a Purchase and Sale Agreement (“Agreement”) for the sale and conveyance of property owned by National RV Holdings. “Property” in the agreement is defined as land, inclusive of five buildings, improvements, intangible assets and contracts. The total purchase price to be paid to the Seller-Guarantor is $31.7 million. Terms of the agreement provide the condition that a leaseback contract for property sold be entered into and take effect concurrently to the consummation of the closing of the purchase & sale agreement with the Buyer acting as landlord, National RV Inc. a subsidiary of National RV Holdings, as tenant, and National RV Holdings as guarantor.  Escrow on the purchase and sale agreement is scheduled to close in early April 2007. Should the parties choose to consummate the agreement the terms of the sales-type lease would be for an initial term of 10 years with two 5-year, non-automated lease renewal options. This would result in an annual straight-line effected non-cancelable operating lease obligation of approximately $3 million per year with an offset of deferred gain on the sale of assets until certain conditions are met whereby the buyer-lessor substantiates its interest in the property. In addition, the guarantor-parent would be required to issue a letter of credit securing the performance of its subsidiary under the sales-type lease. Due to the many unknown factors in the sales-type lease the commitments under the potential operating lease obligation are not reflected in the 5-year lease commitment schedule above.  (See Note 17 for additional information on sale and leaseback agreement.)

Other Commitments:

The Company (“Buyer”), in August 2004, entered into an agreement to acquire, for $3 million, approximately 73 acres of land adjacent to its CCI facility in Junction City, Oregon.  The Sales Agreement and Receipt for Earnest Money (“Sale

Agreement”) required the Company to pay a deposit of $0.1 million.  The Company has executed four addendums to the Sale Agreement to extend the closing date in lieu of a monthly extension fee.  At December 31, 2006 the Company had entered into the Fourth Addendum extending the closing date to August 1, 2007.  The Company has the option to advance the closing date upon reasonable notice to Seller, provided that there will be no refund by Seller to Buyer for all or any portion of any extension fee previously paid by Buyer pursuant to the fourth addendum.  This Sale Agreement was included in the transfer of assets associated with the sale of CCI.

11. Stockholders’ Equity

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

12. Income Taxes

The components of the provision for income taxes were as follows (in thousands):

	December 31,
	2006	2005	2004
Current (refundable) payable:
Federal	$—	$(23)	$28
State	265	204	249
	265	181	277
Deferred:
Federal	—	—	8,702
State	—	—	3,445
	—	—	12,147
Total provision for income taxes	$265	$181	$12,424

Deferred income taxes are recorded based upon differences between the consolidated financial statement and tax basis of assets and liabilities. Temporary differences that give rise to deferred income tax assets and liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005
Current:
Accrued expenses	$5,349	$7,076
NOL carryforward	—	89
Valuation allowance	(4,874)	(5,884)
Deferred income tax assets	$475	$1,281

Long-term:
Accrued expenses	$(803)	$(746)
Fixed assets	2,891	2,912
NOL carryforward	(25,407)	(13,388)
Valuation allowance	23,794	12,503
Deferred income tax liabilities	$475	$1,281

SFAS No. 109 requires that a valuation allowance be established when it is more likely than not that its recorded net deferred tax asset will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of a deferred tax asset. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. The Company recorded $9.4 million and $7.2 million of charges for the years ended December 31, 2006 and 2005, respectively, to a net valuation allowance against the deferred tax assets.  For the year ended December 31, 2006, the net current deferred tax asset and long-term deferred tax liability were $0.5 million and $0.5 million, respectively.  The federal operating loss carryforward of $55.0 million will expire in the year 2026. Pursuant to Internal Revenue Code Section

382 and 383, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. No assessment has been made as to whether such a change in ownership has occurred.

The Company plans to continue to provide a full valuation allowance on future tax benefits until it can sustain an appropriate level of profitability and until such time, the Company would not expect to recognize any significant tax benefits in its future results of operations.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	December 31,
	2006	2005	2004
Statutory rate	(35.0)%	(34.0)%	34.0%
State taxes, net of federal taxes	(4.0)	(4.0)	5.6
Disallowed state loss carryforwards	0.0	0.0	0.0
Other	(2.6)	0.7	1.2
Valuation allowance	42.7	38.2	377.5
	1.1%	0.9%	418.3%

13. Defined Contribution Plans

The Company maintains two 401(k) plans serving the Company and the NRV and CCI subsidiaries. Substantially all of the Company’s full-time employees are covered under the plans, which allow for contributions by the employee as well as contributions by the Company. For years prior to 2005, the Company contributed a match of between 20% and 50% of the first 4% to 5% of an employee’s wages, plus other discretionary amounts as approved by the Board of Directors and may be in the form of cash or the Company’s common stock. For the years ended December 31, 2005 and thereafter, the Company contributed a match of 50% of the first 4% to 5% of an employee’s wages, plus other discretionary amounts as approved by the Board of Directors and may be in the form of cash or the Company’s common stock. Company contributions in 2006, 2005 and 2004 were $0.6 million, $0.5 million and $0.4 million, respectively.

14. Related Party Transactions

Mr. Robert B. Lee, a director of the Company from November 1996 to August 2006, is a partner in a joint venture that leases property constituting a majority of Country Coach Inc.’s manufacturing facilities property to the Company. During the years ended December 31, 2006, 2005 and 2004, the Company paid $1.41 million, $1.37 million and $1.35 million, respectively, in lease payments to the joint venture and there were no amounts due to Lee Joint Ventures at December 31, 2006 and 2005. In November 2005, the Company exercised its second and final 5-year renewal option with the lease set to expire in November 2010. The lease agreements call for future payments totaling approximately $5.5 million through the term of the lease. Lease payments are adjusted in accordance with the Consumer Price Index.

Heller Ehrman LLP, a law firm in which Mr. Stephen M. Davis, the current Secretary of the Company and a Company director until June 2004, is a partner, performed legal services for the Company. Fees paid to the law firm were $0.3 million, $0.6 million and $0.2 million during the years ended December 31, 2006, 2005 and 2004, respectively. Amounts due to Heller Ehrman LLP were $0.17 million and $0.03 million at December 31, 2006 and 2005, respectively.

On February 20, 2007, the Company completed the sale of CCI to Country Coach Holdings LLC (“CC Holdings”), an entity owned primarily by Riley Investment Management, LLC (“Riley”). Mr. Bryant R. Riley, who owns approximately 1.2 million shares of the Company’s common stock, is the sole equity owner of Riley.

15. Discontinued Operations

On September 24, 2004, the Company sold its travel trailer business assets to Weekend Warrior, a privately owned, California-based ramp-trailer manufacturer. The sale was designed to allow the Company to further concentrate its efforts and resources on its growing motorhome business. The total selling price of the business was $3.2 million. The sale included inventory totaling $2.8 million and equipment totaling $0.1 million. Weekend Warrior paid $0.5 million at closing with the balance paid in ten equal monthly payments. The note receivable was recorded in the accompanying 2004 consolidated balance sheet, net of $0.04 million of an unamortized discount for imputed interest. Furthermore, a payment of 1% of monthly sales for other assets and trademarks were made on a monthly basis over a twelve-month period ending October 10, 2005 with a minimum due of $0.3 million which was previously recorded in the note receivable in the accompanying consolidated balance sheets. The Company entered into a sublease agreement, as of February 2006, which allowed Weekend

Warrior to lease a portion of the Company’s facilities for up to eight months, through September 2006. The sublease was modified in September 2006 to extend the term to March 31, 2007.  For the year ended December 31, 2004, the Company’s net sales from discontinued operations were $14.7.  In addition, for the year ended December 31, 2004, the Company recorded net losses from discontinued operations of $1.1 million.  The 2004 net loss from discontinued operations included a pre-tax gain on the sale of the discontinued operations of $0.3 million.

16. Quarterly Consolidated Financial Data (unaudited)

The following table summarizes the quarterly data for fiscal 2006:

(in thousands, except per share amounts)

	2006 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$112,895	$110,214	$91,999	$82,010
Gross profit (loss)	$5,327	$(58)	$808	$142
Net loss	$(2,054)	$(7,129)	$(7,077)	$(8,073)

Basic and diluted loss per common share	$(0.20)	$(0.69)	$(0.68)	$(0.78)

Basic and diluted weighted average number of shares	10,339	10,339	10,339	10,339

The following table summarizes the quarterly data for fiscal 2005:

(in thousands, except per share amounts)

	2005 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$125,625	$123,225	$108,232	$106,528
Gross profit	$5,615	$2,101	$2,165	$2,107
Net loss	$(1,444)	$(5,434)	$(5,930)	$(6,960)

Basic and diluted loss per common share	$(0.14)	$(0.53)	$(0.57)	$(0.67)

Basic and diluted weighted average number of shares	10,335	10,339	10,339	10,339

17. Subsequent Events

Sale of Country Coach Business

On February 20, 2007, the Company completed the sale of CCI to Country Coach Holdings LLC (“CC Holdings”), an entity owned primarily by Riley Investment Management, LLC (“Riley”). Mr. Bryant R. Riley, who owns approximately 1.2 million shares of the Company’s common stock, is the sole equity owner of Riley. The sale was conducted pursuant to a Merger and Asset Purchase Agreement (the “Merger Agreement”) entered into on February 16, 2007 by and among CC Holdings, Country Coach Merger LLC (“Merger Sub”), and Riley, on one hand, and the Company and CCI, on the other. The acquisition took the form of a merger whereby CCI merged with and into Merger Sub with Merger Sub surviving as a wholly-owned subsidiary of CC Holdings (the “Merger”).  In addition, in connection with the transactions contemplated by the Merger Agreement, the Company also transferred certain assets (the “Additional Assets”) to Merger Sub held by the Company related to the business of CCI and Merger Sub assumed certain liabilities of the Company related to the business of CCI.  At the closing of the Merger, Merger Sub was renamed Country Coach LLC.  The Company received total consideration of $38.7 million (the “Consideration”) for the sale of CCI and the transfer of the Additional Assets.  In connection with the Merger, the Company amended its existing credit facility with Wells Fargo Bank and UPS Capital Corporation and used $24.5 million of the Consideration to reduce amounts owed by the Company under the credit facility.

The unaudited pro forma condensed consolidated balance sheet presents the financial position of the Company as of December 31, 2006, assuming the sale of CCI occurred on that date.

The unaudited pro forma condensed consolidated statements of operations present the financial results from continuing operations of the Company for the twelve months ended December 31, 2006, assuming the sale had occurred at the beginning of the period.

The unaudited pro forma condensed consolidated financial statements are based on estimates and assumptions. The Company believes that the assumptions and estimates used in the preparation of the unaudited pro forma condensed consolidated financial statements are reasonable. These estimates and assumptions have been made solely for the purposes of developing these unaudited pro forma condensed consolidated financial statements. The unaudited pro forma condensed consolidated financial statements are presented for illustrative purposes only and are not necessarily indicative of the financial position or results of operations that actually would have been realized had CCI been sold or on the dates indicated above, nor is it necessarily indicative of the Company’s future financial position or results of operations.

The unaudited pro forma condensed financial information should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto.

National R.V. Holdings, Inc.
Pro Forma Condensed Consolidated Balance Sheet - Unaudited
As of December 31, 2006

(in thousands)	As Reported	Pro Forma Adjustments (a)		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$16	$2		$14
Restricted cash and cash equivalents	387	—		387
Receivables, less $299 allowance for doubtful accounts	18,995	9,195		9,800
Inventories	74,417	45,521		28,896
Deferred income taxes	475	327	(g)	148
Prepaid expenses	2,108	1,282		826
Total current assets	96,398	56,327		40,071
Long-term restricted cash and cash equivalents	341	—		341
Property, plant and equipment, net	37,430	11,768		25,662
Other assets	1,355	—		1,355
Total assets	$135,524	$68,095		$67,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$2,227	$507		$—
		1,720	(b)
Accounts payable	39,552	21,724		9,810
		8,018	(b)
Accrued expenses	23,150	13,555		10,265
		(670	)(c)
Line of credit	29,012	29,012	(b)	—
Current portion of capital leases	63	—		63
Total current liabilities	94,004	73,866		20,138
Long-term accrued expenses	4,802	142		4,660
Deferred income taxes	475	327	(g)	148
Long-term portion of capital leases	124	—		124
Total liabilities	99,405	74,335		25,070
Stockholders’ Equity:
Common Stock	103	—		103
Additional paid-in capital	38,353	—		38,353
Retained (deficit) earnings	(2,337)	(6,910	)(d)	3,903
		670	(c)
Total stockholders’ equity	36,119	(6,240)		42,359
Total liabilities and stockholders’ equity	$135,524	$68,095		$67,429

The accompanying explanations of the pro forma adjustments are an integral part of the unaudited pro forma condensed consolidated financial statements.

National R.V. Holdings, Inc.

Pro Forma Condensed Consolidated Statement of Operations - Unaudited

For the Year Ended December 31, 2006

(in thousands, except share data)	As Reported	Pro Forma Adjustments (b)		Pro Forma
Net Sales	$397,118	$236,470		$160,648
Cost of goods sold	390,899	220,477		170,422
Gross profit (loss)	6,219	15,993		(9,774)
Operating expenses	27,551	12,056		15,495
Operating (loss) income	(21,332)	3,937		(25,269)
Interest expense and other income, net	2,736	202		1,371
		1,163	(e)
(Loss) income before income taxes	(24,068)	2,572		(26,640)
Provision for income taxes	265	62	(f)	203
(Loss) income from continuing operations	$(24,333)	$2,510		$(26,843)

Basic and diluted loss per common share:	$(2.35)			$(2.60)

Weighted average number of shares:
Basic	10,339			10,339
Diluted	10,339			10,339

The accompanying explanations of the pro forma adjustments are an integral part of the unaudited pro forma condensed consolidated financial statements.

Explanation of the Pro Forma Adjustments

The historical condensed consolidated financial statements have been adjusted to give effect to pro forma events that are (1) directly attributable to the sale of CCI; (2) factually supportable; and (3) as they relate to the statement of operations, expected to have a continuing impact on the consolidated results. The following pro forma adjustments are included:

(a)          To eliminate the financial results, assets, liabilities and retained earnings related to the sale of CCI.

(b)         To record the use of proceeds from the sale of CCI.

(c)          To record estimated administrative and other costs incurred by the Company related to the sale of CCI.

(d)         To record the estimated gain on disposition.

(e)          To record the adjustment of interest costs resulting from the paydown of the line of credit with the proceeds received from the sale of CCI.

(f)            To record the adjustment to income tax provision, net of a full tax valuation reserve.

(g)         To record elimination of CCI deferred income taxes.

Revolving Credit Facility - As Amended

In conjunction with the sale of the Country Coach Inc. business the Company amended its Credit Agreement with a third amendment on February 21, 2007, reducing its line of credit from $40 million to $15 million.  The amendment replaced UPS Capital with Wells Fargo Bank as agent to the Credit Agreement.  The amendment provided for the consent to the sale of stock of Country Coach Inc., a reduction in inventory sub-limit, a reduction in letter of credit sub-facility amount, an increase in interest rate, a waiver for the events of default for the months ended October, November and December 2006 and the addition of a prior written consent requirement by the lender to the Company entering into a sale and leaseback of the Perris, California, real estate.  The base interest rate was increased to the prime rate plus 1.50 percentage points.

A fourth amendment dated March 13, 2007 amended the early termination fee and provided an extension in time for the completion of financial projections to be used to establish financial covenants for April through December 2007. This amendment also extended the deadline for the delivery of the financial statements and compliance certificate required for the calendar months of January and February 2007.

Sale-leaseback Agreement - As Amended

On February 9, 14 and 21, 2007, National R.V. Holdings Inc. (Seller-Guarantor) and an unrelated party (Buyer-Lessor) amended the December 27, 2006 Purchase and Sale Agreement related to the possible sale and conveyance of property owned by National RV Holdings.  The Review Period Expiration Date and Closing Date were the only terms and conditions that were modified within these three amendments.  The first two amendments extended the Review Period Expiration Date and Closing Date by one week while the February 21, 2007, amendment extended the Review Period Expiration Date and Closing Date to March 20 and March 23, 2007, respectively.

A fourth Amendment to the December 27, 2006 Purchase and Sale Agreement was entered into on March 19, 2007.  This amendment extended the Review Period Expiration Date to April 5, 2007 and the Closing Date to April 12, 2007.  In addition, the expiration date for the Condition Precedent regarding approval by the board of directors of Seller was extended until April 4, 2007.  This amendment also increased the amount due to Buyer for Buyer’s actual-out-of-pocket expenses incurred in connection with the negotiation of this Agreement to $100,000 in event the Seller terminates this agreement.

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	charged to		Balance at
	Beginning	costs and		end of
	of period	expenses	Deductions	Period
Year ended December 31, 2006
Allowance for doubtful accounts	$392,000	$174,000	$267,000	$299,000
Inventory reserve	$2,153,000	$431,000	$684,000	$1,900,000
Income tax valuation allowance	$18,387,000	$9,444,000	$—	$27,831,000
Workers’ compensation self-insurance reserve	$6,489,000	$2,936,000	$3,607,000	$5,818,000
Warranty reserve	$11,835,000	$15,631,000	$16,387,000	$11,079,000

Year ended December 31, 2005
Allowance for doubtful accounts	$137,000	$270,000	$15,000	$392,000
Inventory reserve	$1,793,000	$812,000	$452,000	$2,153,000
Income tax valuation allowance	$11,232,000	$7,155,000	$—	$18,387,000
Workers’ compensation self-insurance reserve	$8,871,000	$6,665,000	$9,047,000	$6,489,000
Warranty reserve	$8,505,000	$18,437,000	$15,107,000	$11,835,000

Year ended December 31, 2004
Allowance for doubtful accounts	$132,000	$32,000	$27,000	$137,000
Inventory reserve	$673,000	$1,280,000	$160,000	$1,793,000
Income tax valuation allowance	$—	$11,232,000	$—	$11,232,000
Workers’ compensation self-insurance reserve	$10,060,000	$2,893,000	$4,082,000	$8,871,000
Warranty reserve	$8,660,000	$12,899,000	$13,054,000	$8,505,000