Form 10-K/A
period 2006-12-31
NATIONAL RV HOLDINGS INC
filed 2007-04-30
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006
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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive Officers and Directors are “affiliates” of the Registrant) was approximately $52,250,537 as of the last business day of the registrant’ s most recently completed second fiscal quarter, based on the closing sale price upon the New York Stock Exchange reported for such date.

There were 10,339,484 shares of the registrant’ s common stock issued and outstanding as of March 19, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

National R.V. Holdings, Inc. (the “Company”) amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (filed on April 2, 2007), as set forth in this Form 10-K/A (Amendment No. 1), solely to include the information required in Items 10, 11, 12, 13 and 14 of Part III.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The executive officers and directors of the Company are as follows:

Name	Age	Position
Doy B. Henley	77	Chairman of the Board (1)(2)
Bradley C. Albrechtsen	44	President, Chief Executive Officer and Director
David J. Humphreys	71	Director (2)
Gregory McCaffery	53	Director (1)(2)
James B. Roszak	65	Director (1)(2)
Thomas J. Martini	58	Chief Financial Officer
Jonathan C. Corn	42	Vice President - General Counsel

(1)             Member of the Audit Committee and Compensation Committee.

(2)             Member of the Nominating/Corporate Governance Committee.

Executive Officers and Directors

DOY B. HENLEY.  Mr. Henley has served as Chairman of the Board since September 2001 and has been a director of the Company since February 1998. Mr. Henley is a Class III director whose term expires in 2009.  Mr. Henley is chief executive officer of Henley Properties, a private real estate management company.  Mr. Henley was a founder and, from 1966 to 1997, had been the Chairman and Chief Executive Officer of Aeromil Engineering Company, a computer-automated manufacturing firm engaged in the production of complex machined titanium track systems and structural components for the aerospace industry.  Mr. Henley also serves on the Board of Chapman University and The Salvation Army Advisory Board.

BRADLEY C. ALBRECHTSEN. Mr. Albrechtsen has been President, Chief Executive Officer and a director since September 2001, Chief Financial Officer and Treasurer of the Company from April 1999 to September 2001 and Assistant Secretary from January 1999 to September 2001. Mr. Albrechtsen served as the Company’s Controller from 1993 through April 1999 and as Assistant Controller prior to 1993. Mr. Albrechtsen is a Class I director whose term expires in 2008. Mr. Albrechtsen is a certified public accountant with six years of public accounting experience, including three years at Arthur Young & Co. (the predecessor of Ernst & Young).

DAVID J. HUMPHREYS.  Mr. Humphreys has been a director of the Company since February 2006.  Mr. Humphreys is a Class I Director whose term expires in 2008. Mr. Humphreys was President of the Recreation Vehicle Industry Association (RVIA) from 1979 until his retirement in January 2006.  Prior to 1979 he served for nearly ten years as RVIA’ s outside legal counsel.  Mr. Humphreys has been a member of the Board of Directors of the Travel Industry Association of America (TIA), the umbrella organization for all segments of the travel and tourism industry, since 1985 and was its National Chairman from 1990 to 1991.  Mr. Humphreys has also been a member of the Board of Directors of the American Highway Users Alliance (formerly Highway Users Federation), whose membership includes representatives of the oil, trucking, automobile and tire industries.

GREGORY  McCAFFERY.  Mr. McCaffery has been a director of the Company since February 1998. Mr. McCaffery is a Class II director whose term expires in 2007. Mr. McCaffery is a founder and president of, and since 1984 has operated, McCaffery Homebuilders, a builder of custom homes located in Orange Country, California.

JAMES B. ROSZAK.  Mr. Roszak has been a director of the Company since June 2003 and is a Class III director whose term expires in 2009.  Mr. Roszak was employed by the Life Insurance Division of Transamerica Corporation, a financial services organization engaged in life insurance, commercial lending, leasing and real estate services, from June 1962 through his retirement as President of such division in June 1997. Mr. Roszak also served as interim Chief Executive Officer and a director of buy.com, an Internet retailer, from February 2001 through August 2001.  In addition to the Company, Mr. Roszak serves as a director of General Finance Corporation and a member of the board of trustees for Chapman University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company, or written representations from certain reporting persons, the Company believes that during the year ended December 31, 2006, all filing requirements applicable to its officers and directors were complied with by such individuals, except for (1) late filings on Form 4 by Gregory McCaffery, David Humphreys, James Roszak and Robert Lee reporting the grant of stock options on March 22, 2006 that were filed on March 27, 2006, (2) a late filing on Form 4 by Bradley Albrechtsen in connection with the purchase of shares of common stock, and (3) a late filing on Form 3 by David Humphreys in connection with Mr. Humphreys becoming a director of the Company on February 16, 2006 that was filed on March 2, 2006.

Code of Business Conduct and Ethics

The Company has adopted a written code of conduct and ethics (the “Code”) which is applicable to all of the Company’s officers, directors and employees, including the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Senior Officers”). In accordance with the rules and regulations of the Securities and Exchange Commission and the rules of the NYSE Arca, a copy of the Code has been posted on the Company’s website at http://www.nrvh.com. The Company intends to disclose any changes in or waivers from the Code applicable to any Senior Officers on its website or by filing a Form 8-K.

Corporate Governance

The Board of Directors has a standing Audit Committee. The Audit Committee currently consists of Messrs. Doy Henley, Gregory McCaffery and James Roszak (chairman). The Board has determined that all members of the Audit Committee are independent directors under the rules of the NYSE Arca and each of them meets the financial literacy and sophistication requirements under the rules of the NYSE Arca. The Board has determined that Mr. Roszak qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The purpose of the Audit Committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the Audit Committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of the Company’s accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

COMPENSATION DISCUSSION AND ANALYSIS

The members of the compensation Committee of the Board of Directors currently consist of Messrs. Doy Henley, Gregory McCaffery and James Roszak.  All committee members have been and currently are independent nonemployee directors as defined under Rule 16b-3 of the Securities Exchange Act of 1934 and satisfy the director independence requirements of the NYSE Arca and the definition of “outside director” under Section 162(m) of the Internal Revenue Code. No special expertise in compensation matters is required for appointment to the Committee.

The Compensation Committee is responsible for all components of the Company’s executive compensation program and for administering all stock option plans, including the 1996 Stock Option Plan (the “1996 Plan”), the 1997 Stock Option Plan (the “1997 Plan”) and the Amended and Restated 1999 Stock Option Plan (the “1999 Plan”), under which stock option grants may be made to executive officers. On an annual basis, the Compensation Committee evaluates the performance and compensation of the Company’s chief executive officer. The Committee also reviews and recommends the compensation of the Board for approval by the entire Board.

Compensation Consultant/Role of Executives

In 2005 and 2006, RSM McGladrey, Inc. (“McGladrey”) provided executive compensation consulting services at the request of the Committee.  McGladrey provides the Committee with relevant market data and alternatives to consider when making decisions for the named executive officers as well as other key officers. The Committee has the sole authority to hire and fire McGladrey. The Committee determines McGladrey’s work assignments and receives McGladrey’s final work product. Management does not have its own compensation consultant.

The Company’s chief executive officer, Bradley Albrechtsen, annually reviews the performance of each named executive officer (other than the chief executive officer whose performance is reviewed by the Committee). Mr. Albrechtsen’s conclusions and recommendations based on those reviews are presented to the Committee for consideration.

COMPENSATION PHILOSOPHY

The committee’s work is guided by the following three principles:

•                                          Attract and retain talented executive personnel by providing competitive compensation opportunities;

•                                          Directly link compensation to individual contribution and Company performance; and

•                                          Tie meaningful compensation opportunities to the creation of additional stockholder value.

Our executive compensation philosophy is implemented through three key elements. The first element is to attract and retain talented executive personnel by paying them a base salary at a level comparable to the market. Offering competitive base salary is designed to provide executive personnel with the benefits of a stable base compensation that is comparable to what they would receive from most of our competitors. The second element is an annual bonus plan, which ties annual bonus payments to a percentage of an executive’s base salary and to objective performance criteria relating to the Company’s achieving targeted levels of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for a particular year. The third element is to provide executive personnel with stock option awards in order to align executives’ incentives with stockholder value creation and promote long-term strategic focus and goal accomplishment. The Committee ties such equity awards to a percentage of an executive’s base salary according to responsibility level.

In making compensation decisions for the named executive officers, the Committee compares each element of total compensation against a peer group of publicly-traded companies. This peer group, which is periodically reviewed and updated by the Committee, generally includes other companies in the recreational vehicle industry, such as Fleetwood Enterprises, Inc., Monaco Coach Corporation, Thor Industries, Inc., Coachmen Industries, Inc. and Winnebago Industries, Inc., as well as a range of manufacturing companies with whom the Company might reasonably compete for executive talent. In addition, the Committee also used individual “tally sheets” to list and total the various components of compensation for each executive and compare it to market data.

Historically, during periods of strong operating performance by the Company compared to its peer group, based upon the recommendation of the Compensation Committee, the Company has positioned salaries, together with target bonuses and stock options, at median compensation levels for comparable positions and responsibilities in the peer group. During the past three fiscal years, the Company has experienced periods of weak relative operating performance.  As a result of the Compensation Committee’s compensation philosophy, the Company positioned total compensation at or near the bottom of its peer group.

COMPONENTS OF EXECUTIVE COMPENSATION

Base Salaries

The Committee performs an annual review of base salaries for named executive officers and other employees based on market data, an internal review of each executive’s compensation relative to other officers, and the individual performance of the executive. Base salary ranges are established for each executive based on market data for the Company’s industry, which includes blended data from the proxies of the peer group, where available, and survey data (together, the “Market Data”). During the past several years, the Company has positioned base salary for its named executive officers in the lower percentile of this Market Data due to the Company’s financial performance. Adjustments to this base salary level may be made by the Committee based on an evaluation of the executive’s responsibilities and achievement of business results, and the Company’s performance. In March 2006, the Committee approved base salary increases for the named executive officers, ranging from 0% to 21%. However, due to the Company’s financial performance in 2006, certain of the named executive officers did not receive such salary increases upon mutual agreement of the committee and such named executive officers.

Short-term Incentive Compensation

The Company’s annual bonus plan (the “Bonus Plan”) is intended to: (i) enhance stockholder value by promoting strong linkages between employee performance and Company performance; (ii) support achievement of the Company’s business objectives; and (iii) promote retention of participating employees by providing them with the opportunity to earn incentive pay to increase their total annual cash compensation up to a certain percentage of base salary based on a review of Market Data. The Bonus Plan provides guidelines for the calculation of non-equity incentive based compensation, subject to Committee oversight and modification. Each year the Committee decides whether to establish a Bonus Plan and which executives should be included. At the beginning of the following year, the Committee reviews actual performance for the previous year against the pre-established target and individual executive performance and approves any payments to be made under the Bonus Plan.

The payouts under this Bonus Plan for each participant are calculated based upon the formula of base salary multiplied by the individual target bonus, which for 2006 was a percentage of base salary ranging from 30% to 75% for the named executive officers. For the named executive officers, receipt of awards under the 2006 Bonus Plan was tied solely to the Company’s 2006 EBITDA results.  Under the 2006 Bonus Plan, if 100% of the EBITDA targets were achieved, the Bonus Plan would pay out 100% of the individual target bonus for each named executive officer. If 120% of the EBITDA targets were achieved, the Bonus Plan would pay out approximately 150% of the individual target bonus for each named executive officer. In order for awards to be made under the 2006 Bonus Plan,  the Company needed to achieve at least 80% of the EBITDA targets. The maximum amount that could be paid to any participant was $360,000.

While the Committee approved the above described Bonus Plan for 2006, the Company’s named executive officers and the committee mutually agreed that participation in the 2006 Bonus Plan would not be formally awarded to the named executive officers due to the Company’s financial performance. Additionally, even if the named executive officers had agreed to participate in the 2006 Bonus Plan, the Company’s EBITDA results for 2006 fell below the 2006 Bonus Plan’s minimum payout thresholds.  For 2007, the Bonus Plan will operate in a substantially similar way to the 2006 Bonus Plan. The Committee has yet to approve a 2007 Bonus Plan.

Stock Option Grants

Historically, the Company’s equity awards have been stock options, which the Company continues to believe appropriately link individual compensation to individual contribution and Company performance, and align the executives’ financial interests with those of our stockholders. Generally, stock option award levels are determined based on Market Data and the amount of stock available for grant in the equity plans. The award amount varies among participants based on position within the Company and level of responsibility.  All awards under the Company’s stock plans are made at the market price at the time of the award in accordance with the provisions of our stock plans. The plans require that awards be priced at the “fair market value” which is based on the closing sales price for Company’s common stock on the NYSE Arca on the date of grant. The Committee has adopted a policy that equity-based grants under the plans will only be made at the time of the Company’s annual meeting of stockholders. The Company does not have any program, plan or practice to time annual or ad hoc grants of equity-based awards in coordination with the release of material non-public information or otherwise.

In 2006, as part of the Committee’s total compensation review, the Committee approved option award targets for the named executive officers based on a percentage of base salary ranging from 30% to 80%, with the number of shares represented by such option awards to be calculated by dividing such value by the market price on the date of grant and dividing such amount by a Black-Scholes option valuing factor. However, since the Company did not have an annual meeting in 2006, such option awards were not granted in 2006 and were instead granted at the time of the Company’s annual meeting of stockholders, held on January 31, 2007.

Under its charter, the Compensation Committee is the administrator of all of our equity plans, including the 1996 Plan, 1997 Plan and the 1999 Plan. The committee, among other things, approves grantees under the plans who have been proposed by management, approves the form of grant agreements and determines the terms and restrictions applicable to the equity awards. The Committee also monitors the dilution and overhang effects of our outstanding stock options in relation to the total number of outstanding shares of our common stock.

The Company does not have stock ownership or retention guidelines for its officers or directors. However, our named executive officers, along with other key employees, are subject to the Company’s special trading policy, which restricts insiders’ trading in Company stock to defined periods each quarter starting on the second day following the release of quarterly earnings to the fifteenth day prior to the end of a financial quarter. In addition, employees subject to this policy must receive written pre-clearance from our chief financial officer prior to conducting any trades. Purchases and sales of stock pursuant to pre-approved 10b5-1 trading plans are exempt from this policy. The Company encourages executives to adopt 10b5-1 plans but does not require their use for all trading activity.

Our stock option grants to officers and employees generally vest 1/3rd upon the one-year anniversary of the grant date and 1/3rd of the remaining shares each year thereafter until such grant is fully vested on the three-year anniversary of the grant date. The vesting schedule and the number of shares granted are established to ensure a meaningful incentive to remain in the Company’s employ. Accordingly, the option will provide a return to the employee only if he or she remains in the Company’s service, and then only if the market price of the Company’s Common Stock appreciates over the option term.

Change in Control Agreements

The Company has not entered into any change in control severance agreements with its named executive officers.

Other Benefits

Named executive officers participate in various medical, dental, life, disability and benefit programs, including the 401(k) plan, that are generally made available to all salaried employees.

CEO Compensation

Mr. Albrechtsen’s 2006 compensation consisted of base salary. The Compensation Committee determined his compensation using methods consistent with those used for other senior executives of the Company. In March 2006, as part of the annual officers’ compensation review, the committee approved an increase to Mr. Albrechtsen’s annualized base salary in recognition of both his performance as CEO and competitive market salary levels. Additionally, the Committee approved a target cash bonus for Mr. Albrechtsen under the 2006 Bonus Plan. However, due to the Company’s financial performance, Mr. Albrechtsen and the committee mutually agreed that the salary increase would not take effect in 2006 and participation in the 2006 Bonus Plan would not be formally awarded. The actual awards paid in 2006 are shown in the Summary Compensation Table.

TAX AND ACCOUNTING CONSIDERATIONS

Deductibility of Executive Compensation

In making compensation decisions affecting the executive officers, the Compensation Committee considers the Company’s ability to deduct under applicable federal corporate income tax law compensation payments made to executives. Specifically, the Committee considers the requirements and impact of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction for annual compensation in excess of $1 million paid to our named executive officers. Certain compensation that qualifies under applicable tax regulations as “performance-based” compensation is specifically exempted from this deduction rule. The Committee cannot assure that it will be able to fully deduct all amounts of compensation paid to persons who are named executive officers in the future. Further, because the Committee believes it is important to preserve flexibility in designing its compensation programs, it has not adopted a policy that all compensation must qualify as deductible under Section 162(m). The cash compensation that the Company paid to each of its named executive officers during 2006 was below $1,000,000. We believe that stock options granted to named executive officers under the 1996 Plan, 1997 Plan and 1999 Plan would qualify as “performance-based compensation” and therefore are Section 162(m) qualified. Annual cash incentive awards under the Bonus Plan are not Section 162(m) qualified.

Accounting for Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of  revised Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”), to account for all stock grants under all of its stock plans.

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Submitted by the members of the Compensation Committee:

Doy B. Henley
Gregory McCaffery
James B. Roszak

(1)             The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2006 SUMMARY COMPENSATION TABLE

The following table sets forth all of the compensation awarded to, earned by, or paid to our “principal executive officer,” “principal financial officer” and our other executive officer (whose total compensation in 2006 exceeded $100,000 our “Named Executive Officers”).

			Option	All Other
			Awards	Compensation
		Salary	$	$	Total
Name and Principal Position	Year		$(1)	(2)	$

Bradley C. Albrechtsen	2006	$265,000	$76,654	$7,600	$349,254
President and CEO

Thomas J. Martini	2006	$216,923	$22,713	$4,846	$244,482
Chief Financial Officer

Jonathan C. Corn	2006	$215,879	$14,411	$3,765	$234,055
Vice President and
General Counsel

(1)             The amounts in this column represent the dollar amount recognized for financial statement reporting purposes in 2006 fiscal year in accordance with SFAS No. 123R, all of which related to grants made prior to the 2006. See Share-based Compensation of Note 2 of the notes to our consolidated financial statements in our Annual Report on Form 10-K filed on April 2, 2007 for a discussion of all assumptions made by the Company in determining the SFAS No. 123R values of its equity awards.

(2)             This amount consists of Company matching contributions to the Company’s 401k plan.

2006 GRANTS OF PLAN-BASED AWARDS

The Company did not grant any equity or non-equitys award to our Named Executive Officers during fiscal year 2006.

OUTSTANDING EQUITY AWARDS AT YEAR-END

The following table sets forth information regarding each unexercised option previously awarded to our Named Executive Officers as of December 31, 2006.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Bradley C. Albrechtsen	33,335	16,665	9.5	2/4/2014
	6,667	13,333	6.31	12/9/2015
Thomas J. Martini	3,334	1,666	12.49	5/17/2014
	5,334	10,666	6.31	12/9/2015
Jonathan C. Corn	6,667	3,333	9.5	2/4/2014
	1,000	2,000	6.31	12/9/2015

(1)             All of the unexercisable securities set forth in this column vest at a rate of 1/3rd upon the one year anniversary of the grant date of such award, which is ten (10) years prior to the option expiration date set forth and 1/3rd of the remaining unvested shares on each yearly anniversay thereafter until the award is fully vested on the third anniversary of the grant date.

Director Compensation

Effective January 1, 2003, non-employee directors receive an annual director retainer of $30,000, an in-person per meeting fee of $1,000 and a telephone meeting fee of $500.  In addition, the chairman of the Board of Directors is entitled to an additional annual fee of $30,000, members of a Board committee are entitled to an annual fee of $3,000 and the Audit Committee chairman is entitled to an additional annual fee of $10,000.  Mr. Albrechtsen does not receive any additional compensation for acting as a director.  Directors are also entitled to receive reimbursement for traveling costs and other out-of-pocket expenses incurred in attending Board and committee meetings.  The Company does not have a formal policy of granting option awards to its non-employee directors, but does grant option awards to its non-employee directors on a discretionary basis based on such directors’ positions on the Board and Board committees.

The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a director during 2006, other than a director who also served as a named executive officer.

	Fees Earned or	Option
	Paid in	Awards
	Cash	($)	Total
Name	($)	(1)	($)
Doy B. Henley	$98,600	$139,500	$238,100

David J. Humphreys	$33,773	$13,950	$47,723

Robert B. Lee	$30,000	$27,900	$57,900

Gregory McCaffery	$67,500	$69,750	$137,250

James B. Roszak	$80,000	$139,500	$219,500

(1)             The option awards amounts represent the dollar amount recognized for financial statement reporting purposes with respect to options held by the directors during the year in accordance with SFAS No. 123R. Such amounts are equal to the grant date fair value of each equity award computed in accordance with SFAS No. 123R. As of December 31, 2006, our nonemployee directors held outstanding options to purchase the following number of shares of our common stock: Doy B. Henley (58,000); David J. Humphreys  (5,000); Gregory McCaffery (33,000); and James B. Roszak (50,000).

Compensation Committee Interlock and Insider Participation

Compensation decisions during the year ended December 31, 2006 were made by the Board of Directors, which included Bradley C. Albrechtsen, President and Chief Executive Officer of the Company, and by the Company’s Compensation Committee. Mr. Albrechtsen did not participate in Board deliberations or voting concerning his compensation. No executive officer of the Company serves on the Board of Directors or compensation committee of any entity that has one or more executive officers serving on the Company’ s Board of Directors. No member of the Compensation Committee is, or ever has been, an employee or officer of the Company.

Employment Agreements

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

Other than the agreement described above, the Company is not presently a party to an employment or consulting agreement with any of its executive officers nor were any such agreements in effect during the year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership Table

The following table sets forth as of April 1, 2007 the number and percentage of shares of Common Stock held by (i) each of the Named Executive Officers and directors of the Company, (ii) all persons who are known by the Company to be the beneficial owners of, or who otherwise exercise voting or dispositive control over, five percent or more of the Company’ s outstanding Common Stock and (iii) all of the Company’ s present executive officers and directors as a group.  Unless otherwise indicated, the address of the individuals and entities below is c/o National R.V. Holdings, Inc., 100 West Sinclair Street, Perris, California 92571.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned
Bradley C. Albrechtsen (2)	76,324	*
Thomas J. Martini (3)	20,226	*
Jonathan C. Corn (4)	11,000	*
Doy B. Henley (5)	129,000	1.2%
David J. Humphreys (6)	5,000	*

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Common Stock Beneficially Owned
Gregory McCaffery (7)	34,162	*
James B. Roszak (8)	61,000	*
Bryant R. Riley (9)	1,199,383	11.6%
Gary N. Siegler (10)	967,858	9.0%
Aegis Financial Corporation (11)	928,895	9.0%
Dimensional Fund Advisors Inc. (12)	856,891	8.3%
Yorktown Avenue Capital, LLC (13)	762,108	7.4%
FMR Corp. (14)	533,081	5.3%
All executive officers and directors as a group (7 in number) (15)	336,712	3.2%

*                    Less than one percent.

(1)             Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Excludes shares underlying stock options.

(2)             Includes 56,667 shares underlying outstanding options exercisable immediately or within 60 days.

(3)             Includes 10,334 shares underlying outstanding options exercisable immediately or within 60 days.

(4)             Includes 11,000 shares underlying outstanding options exercisable immediately or within 60 days.

(5)             Includes 58,000 shares underlying outstanding options exercisable immediately or within 60 days.

(6)             Includes 5,000 shares underlying outstanding options exercisable immediately or within 60 days.

(7)             Includes 33,000 shares underlying outstanding options exercisable immediately or within 60 days.

(8)             Includes 50,000 shares underlying outstanding options exercisable immediately or within 60 days.

(9)             As reported in an Amendment No. 5 to Schedule 13D filed with the SEC by Bryant R. Riley and certain affiliated parties on February 21, 2007. The principal address for Mr. Riley is 11100 Santa Monica Boulevard, Suite 810, Los Angeles, California 90025.

(10)       As reported in an Amendment No. 19 to Schedule 13D filed with the SEC by Gary Siegler and certain related parties on April 10, 2006. Includes 420,000 shares underlying outstanding options. The principal address for Mr. Siegler is 630 5th Avenue,  Suite 1465, New York, NY 10022

(11)       As reported in Schedule 13G filed with the SEC by Aegis Financial Corporation and certain affiliated parties on February 14, 2007. The principal address for Aegis Financial Corporation is 1100 North Glebe Road, Suite 1040, Arlington, Virginia 22201.

(12)       As reported in an Amendment No. 6 to Schedule 13G filed with the SEC by Dimensional Fund Advisors Inc. on February 9, 2007. The principal address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, Santa Monica, California 90401.

(13)       As reported in Schedule 13D/A filed with the SEC by Yorktown Avenue Capital, LLC  and certain affiliated parties on April 25, 2007. The principal address for Yorktown Avenue Capital, LLC is 415 South Boston, 9th Floor, Tulsa, Oklahoma 74103.

(14)       As reported in an Amendment No. 7 to Schedule 13G filed with the SEC on behalf of FMR Corp. and certain affiliated parties on February 14, 2007. The principal address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(15)       Includes the shares underlying stock options reported in notes 2 through 8 above.

Equity Plan Information

The following table summarizes the Company’ s equity compensation plan information as of December 31, 2006. Information is included for both equity compensation plans approved by the Company’ s stockholders and equity compensation plans not approved by the Company’ s stockholders.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	818,000	$8.89	1,526,639
Equity compensation plans not approved by security holders(1)	—	—	—
Totals:	818,000	$8.89	1,526,639

Stock Option Plans

1996 Stock Option Plan

In October 1996, the Company’s Board of Directors adopted and approved the 1996 Stock Option Plan (the “1996 Option Plan”).  The 1996 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants.  The 1996 Option Plan provides for the award of options to purchase up to 675,000 shares of Common Stock, of which 140,000 shares were subject to outstanding options as of December 31, 2006. The 1996 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee has, subject to the provisions of the 1996 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants.  The 1996 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Internal Revenue Code (the “Code”)) and non-incentive stock options.  Options granted pursuant to the 1996 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1996 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option.  During the year ended December 31, 2006, 140,000 options were granted under the 1996 Option Plan. The 1996 Option Plan terminated on October 1, 2006 and no option may be granted thereafter.

1997 Stock Option Plan

In June 1997, the Company’s Board of Directors adopted and approved the 1997 Stock Option Plan (the “1997 Option Plan”).  The 1997 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants.  The 1997 Option Plan provides for the award of options to purchase up to 900,000 shares of Common Stock, of which 323,750 shares were subject to outstanding options as of December 31, 2006. The 1997 Option Plan is administered by the Board of Directors or, at its option, a committee of the Board of Directors. The Board (or a designated committee) has, subject to the provisions of the 1997 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants.  The 1997 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1997 Option Plan will have such vesting schedules and expiration dates as the Board (or a designated committee) shall establish in connection with each participant in the 1997 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option.  During the year ended December 31, 2006, 5,000 options were granted under the 1997 Option Plan.

1999 Stock Option Plan

The Company’s Board of Directors adopted and approved the 1999 Stock Option Plan in April 1999 and the amended and restated 1999 Stock Option Plan in April 2000 and again in April 2001 (together, the “1999 Option Plan”). The 1999 Option Plan is designed to serve as an incentive for retaining qualified and competent directors, employees and consultants. The 1999 Option Plan provides for the award of options to purchase up to 1,150,000 shares of Common Stock, of which 354,250 shares were subject to outstanding options as of December 31, 2006. The 1999 Option Plan is administered by the Compensation Committee. The Compensation Committee has, subject to the provisions of the 1999 Option Plan, full authority to select Company individuals eligible to participate in such plan, including officers, directors (whether or not employees) and consultants. The 1999 Option Plan provides for the awarding of incentive stock options (as defined in Section 422 of the Code) and non-incentive stock options. Options granted pursuant to the 1999 Option Plan will have such vesting schedules and expiration dates as the Compensation Committee shall establish in connection with each participant in the 1999 Option Plan, which terms shall be reflected in an option agreement executed in connection with the granting of the option. During the year ended December 31, 2006, no options were granted under the 1999 Option Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Mr. Robert B. Lee, a director of the Company from 1996 through August 21, 2006 and formerly also an executive officer of the Company, is a partner in a joint venture which is a party to a lease agreement with the Company’s former wholly owned subsidiary, Country Coach Inc. (“Country Coach”).  Pursuant to the agreement, Country Coach leased from the joint venture a parcel of property constituting a majority of Country Coach’ s manufacturing facilities.  During the year ended December 31, 2006, the Company paid approximately $1.4 million under the lease agreement. On February 20, 2007, the Company completed the sale of Country Coach to Country Coach Holdings LLC, an entity owned primarily by Riley Investment Management, LLC.

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Business Conduct and Ethics. We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of our Board of Directors or an independent and disinterested committee of the Board of Directors.

Director Independence

As required under the NYSE Arca listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent” as defined in Rule 5.3(k) of the NYSE Arca Equities Rules. Our Board of Directors consults with our outside counsel to ensure that the Board of Directors’  determinations are consistent with all relevant laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NYSE Arca, as in effect from time to time.

Management has reviewed the directors’  responses to a questionnaire asking about their transactions, relationships and arrangements with the Company (and those of their immediate family members) and other potential conflicts of interest.  After reviewing this information, our Board of Directors has determined that all of our directors are independent directors within the meaning of the applicable NYSE Arca rules, except for Bradley Albrechtsen, our President and Chief Executive Officer.

Item 14. Principal Accountant Fees and Services

Swenson Advisors, LLP served as the Company’s independent registered public accountant for the years ended December 31, 2006 and 2005 and PricewaterhouseCoopers LLP served as the Company’ s independent public accountant for the year ended December 31, 2004 and provided services to the Company in 2005 through the effective date of its dismissal on October 26, 2005. The following table sets forth the fees incurred by the Company for the services of its independent public accountants in 2006 and 2005.

Services Rendered	Fees
	2006	2005
Audit Fees (1)	$1,625,800	$1,619,700
Audit-Related Fees	0	0
Tax Fees (2)	12,200	7,800
All Other Fees	0	0

(1)             For professional services rendered for the integrated audit of the Company’s annual financial statements, and the reviews of the financial statements included in the Company’s Forms 10-Q filed during 2006 and 2005.

(2)             For 2006 and 2005, tax services for tax compliance and planning.

The Audit Committee of the Company’s Board of Directors has concluded that the provision of non-audit services listed above is compatible with maintaining the independence of its independent public accountants. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve future audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees, provided that the Chair shall report any decision to pre-approve such audit-related or non-audit services and fees to the full Audit Committee at its next regular meeting. All audit-related and non-audit related services performed by the Company’s independent auditor in 2006 were pre-approved.

PART IV

Item 15.  Exhibits

(a)                                  No financial statements or schedules are filed with this report on Form 10-K/A.

(b)                                 Exhibits

2.1	Merger and Asset Purchase Agreement dated as of February 16, 2007 by and among Country Coach Holdings LLC, Country Coach Merger LLC, Riley Investment Management, LLC, the Company and CCI. (10)
3.1	The Company’s Restated Certificate of Incorporation. (2)
3.2	Amended and Restated Bylaws of National R.V. Holdings, Inc. (8)
4.1	Specimen-Certificate of Common Stock. (1)
10.1	1996 Stock Option Plan. (3)
10.2	1997 Stock Option Plan. (4)
10.3	1999 Stock Option Plan. (5)
10.4	Form of the Company’s Stock Option Grant Agreement. (6)
10.5	CCI Bus Facility Lease Agreement between Sterling Pacific and CCI dated as of November 6, 2003. (6)
10.6	Lee Joint Venture Real Property Lease Agreement between CCI and the Lee Joint Venture dated as of October 12, 1995. (6)
10.7	Lee Joint Venture Real Property Lease Agreement Amendment between the Company and the Lee Joint Venture dated as of November 2, 1999. (6)
10.8	Lee Joint Venture Real Property Lease Renewal Agreement between CCI and the Lee Joint Venture dated as of January 2, 2001. (6)
10.9	Credit Agreement, dated as of August 12, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (7)
10.10	Loan Modification Agreement, dated October 4, 2005, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (7)
10.11	Loan Modification Agreement No. 2, dated August 10, 2006, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (9)
10.12	Loan Modification Agreement No. 3, dated February 21, 2007, between the Company, NRV, CCI and UPS Capital Corporation and Wells Fargo Bank, as lenders. (10)
10.13	Loan Modification Agreement No. 4, dated March 13, 2007, between the Company, NRV, and Wells Fargo Bank, as lenders. (10)
10.14	Purchase and Sale Agreement dated as of December 27, 2006 between the Company and First Industrial Acquisitions, Inc. (10)
10.15	Amendments 1 through 4 to Purchase and Sale Agreement dated as of December 27, 2006 between the Company and First Industrial Acquisitions, Inc. (10)
21.1	List of Subsidiaries (10)
23.1	Consent of Independent Registered Public Accounting Firm. (10)
23.2	Consent of Independent Registered Public Accounting Firm. (10)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

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

(10)       Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2006, filed with the SEC on April 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL R.V. HOLDINGS, INC.

Dated: April 27, 2007	By	/s/ Thomas J. Martini
Thomas J. Martini,
Chief Financial Officer
(Principal Accounting and Finance Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Doy B. Henley	Chairman of the Board	April 27, 2007
Doy B. Henley

/s/ Bradley C. Albrechtsen	Director, Chief Executive Officer	April 27, 2007
Bradley C. Albrechtsen	and President (Principal Executive Officer)

/s/ Thomas J. Martini	Chief Financial Officer	April 27, 2007
Thomas J. Martini	(Principal Accounting and Financial Officer)

/s/ Greg McCaffery	Director	April 27, 2007
Greg McCaffery

/s/ James B. Roszak	Director	April 27, 2007
James B. Roszak

/s/ David J. Humphreys	Director	April 27, 2007
David J. Humphreys