Form 10-Q
period 2007-03-31
NATIONAL RV HOLDINGS INC
filed 2007-05-15
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Registrant’s telephone number, including area code: (951) 436-3000

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2007
Common stock, par value $0.01 per share	10,339,484

NATIONAL R.V. HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$7	$14
Restricted cash and cash equivalents	266	387
Receivables, less allowance for doubtful accounts of $252 and $239, respectively	6,159	9,800
Inventories	29,281	28,896
Prepaid expenses	498	826
Deferred income taxes	114	148
Assets of discontinued operations (Note 2)	—	67,768
Total current assets	36,325	107,839
Long-term restricted cash and cash equivalents	345	341
Property, plant and equipment, net	25,145	25,662
Other assets	1,202	1,355
Total assets	$63,017	$135,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$1,547	$1,720
Accounts payable	9,242	17,828
Accrued expenses	10,159	9,595
Current portion of capital leases	61	63
Line of credit	5,222	29,012
Liabilities of discontinued operations (Note 2)	—	35,928
Total current liabilities	26,231	94,146
Long-term portion of capital leases	105	124
Deferred income taxes	114	148
Long-term accrued expenses	4,323	4,660
Total liabilities	30,773	99,078

Commitments and contingent liabilities (Note 7)	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock — $0.01 par value; 25,000,000 shares authorized, 10,339,484 issued and outstanding	103	103
Additional paid-in capital	38,437	38,353
Retained deficit	(6,296)	(2,337)
Total stockholders’ equity	32,244	36,119
Total liabilities and stockholders’ equity	$63,017	$135,197

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006(1)

Net sales	$21,930	$54,629
Cost of goods sold	26,703	52,855
Gross (loss) profit	(4,773)	1,774
Selling expenses	980	1,236
General and administrative expenses	2,679	2,675
Operating loss	(8,432)	(2,137)
Interest expense	541	420
Other income	(188)	(61)
Loss from continuing operations before income taxes	(8,785)	(2,496)
Provision for income taxes	23	10
Loss from continuing operations	(8,808)	(2,506)
(Loss) income from discontinued operations	(2,409)	461
Gain from sale of discontinued operations	7,328	—
Income taxes related to discontinued operations	(70)	(9)
Net income from discontinued operations	4,849	452
Net loss	$(3,959)	$(2,054)

Earnings (loss) per share — basic and diluted
Continuing operations	$(0.85)	$(0.24)
Discontinued operations	0.47	0.04
Total	$(0.38)	$(0.20)

Weighted average number of shares outstanding:
Basic	10,339	10,339
Diluted	10,339	10,339

(1)             Adjusted to include the effect of discontinued operations.  See Note 2 for additional information

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,959)	$(2,054)
Less: Loss (income) from discontinued operations, net of taxes	2,409	(452)
Less: Gain from sale of discontinued operations, net of taxes	(7,258)	—
Loss from continuing operations	(8,808)	(2,506)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Bad debt expense	89	9
Reserve and write down (up) of inventories	347	(240)
Depreciation and amortization	596	689
Gain on asset disposal	(24)	(6)
Share-based compensation	84	461
Changes in assets and liabilities:
Decrease (increase) in receivables	3,552	(8,027)
(Increase) decrease in inventories	(732)	4,085
Decrease (increase) in prepaid expenses	328	(80)
(Decrease) increase in accounts payable	(8,586)	1,514
Increase (decrease) in accrued expenses	227	(838)
Net cash used in operating activities by continuing operations	(12,927)	(4,939)
Net cash used in discontinued operations	(2,061)	(6,069)
Net cash flow used in operating activities	(14,988)	(11,008)

Cash flows from investing activities:
Decrease in restricted cash	117	—
Purchase of property, plant and equipment	(208)	(228)
Proceeds from sale of assets	185	127
Decrease in other assets	121	65
Net cash provided by (used in) investing activities by continuing operations	215	(36)
Proceeds from sale of discontinued operations	38,750	—
Net cash flow used in discontinued operations	—	(1,110)
Net cash flow provided by (used in) investing activities	38,965	(1,146)

Cash flows from financing activities:
(Decrease) increase in book overdraft	(173)	272
Principal payments on capital leases	(21)	(10)
Net (payments on) advances under line of credit	(23,790)	4,528
Net cash (used in) provided by financing activities by continuing operations	(23,984)	4,790
Net cash flow provided by discontinued operations	—	7,364
Net cash (used in) provided by financing activities	(23,984)	12,154
Net decrease in cash and cash equivalents	(7)	—
Cash and cash equivalents, beginning of the year	14	11
Cash and cash equivalents, end of period	$7	$11

See Note 10 for supplemental cash flow information.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

General

The consolidated financial statements include the financial statements of National R.V. Holdings, Inc. and its wholly-owned subsidiary National RV, Inc. (“NRV”) (collectively, the “Company”).

The accompanying consolidated balance sheet as of December 31, 2006, which has been derived from audited consolidated financial statements, and the unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting of normal recurring adjustments, to state fairly the consolidated financial position, the results of operations and cash flows for all periods presented, including the elimination of significant intercompany accounts in consolidation.

Certain reclassifications, none of which affected net loss or retained earnings, have been made to prior period amounts to conform to the current period presentation.  As discussed in Note 2 below, in February 2007, the Company completed the sale of its former wholly-owned subsidiary, Country Coach Inc. (“CCI”) whose results of operations have been reported as discontinued operations for all periods presented.

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

NOTE 2 — DISCONTINUED OPERATIONS

In February 2007, management elected to discontinue its CCI operations and to place all tangible assets and liabilities operating as the CCI business unit up for sale. The decision to sell CCI was made based on management’s determination and subsequent Board approval that the sale would enable the Company to raise capital to reduce its debt and provide funding and resources to support the turnaround of the NRV business.  The Company was successful in identifying and securing a buyer in February 2007 and finalized the sale to a related party on February 20, 2007.  The Company received total consideration of $38.7 million for the sale of CCI.

Revenue and pretax income(loss) from CCI operations for the period from January 1, 2007 to February 20, 2007, reported as discontinued operations, are as follows (in thousands):

	For the Three Months Ended March 31,
	2007	2006

Revenues	$19,933	$58,265
(Loss) income before taxes	$(2,409)	$461
Net (loss) income from discontinued operations	$(2,409)	$452

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the CCI business has been classified as a disposal group held for sale and has been presented as a discontinued operation in the condensed consolidated financial statements and footnotes thereto. Prior year financial statements have been restated to present the CCI disposal group as a discontinued operation. The Company has evaluated the carrying amount of the CCI disposal group and determined that the recording of a loss for impairment was not warranted. The assets and liabilities of the discontinued operation are presented separately under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, in the condensed consolidated balance sheets, and consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Assets of discontinued operations:
Cash and cash equivalents	$—	$2
Receivables, less allowance for doubtful accounts of $0 and $60, respectively	—	9,195
Inventories	—	45,521
Prepaid expenses	—	1,282
Property, plant and equipment, net	—	11,768
Other assets	—	—
Total assets of discontinued operations	$—	$67,768

Liabilities of discontinued operations:
Book overdraft	$—	$507
Accounts payable	—	21,724
Accrued expenses	—	13,555
Long-term accrued expenses	—	142
Total liabilities of discontinued operations	$—	$35,928

The Company recognized a $7.3 million gain, net of selling expenses and taxes of $0.7 million and $0.1 million respectively, on the sale of CCI net assets and has recorded this gain as a component of operations in its statement of operations for the quarter ended March 31, 2007.

NOTE 3 — INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Finished goods	$9,281	$9,474
Work-in-process	8,915	7,370
Raw materials	5,864	6,361
Chassis	5,221	5,691
Total inventories	$29,281	$28,896

During the three months ended March 31, 2007 and 2006, the Company recorded a write-down of inventories to the lower of cost or market of $0.5 million and $0.1 million, respectively.  In addition, the Company incurred for the three-month period ended March 31, 2007, current period charges of $1.6 million for fixed production overhead costs below normal production levels which are excluded in the carrying value of inventories. No such costs were recognized in the three-month period ended March 31, 2006.

NOTE 4 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006

Current accrued expenses:
Payroll and other accrued expenses	$1,894	$1,518
Accrued sales incentives	1,012	1,301
Warranty reserve	4,001	3,834
Workers’ compensation self-insurance reserve	1,602	1,752
Other accrual expense	1,650	1,190
Total current accrued expenses	$10,159	$9,595

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$3,741	$4,041
Deferred compensation	582	619
Total long-term accrued expenses	$4,323	$4,660

NOTE 5 — WARRANTY RESERVE

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

The following table summarizes the activity related to the warranty reserve for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at January 1,	$3,834	$4,306
Accruals for current liabilities and preexisting warranty adjustments	1,646	1,162
Payments in cash or in kind	(1,479)	(1,160)
Balance at March 31,	$4,001	$4,308

NOTE 6 — CREDIT FACILITY

During the quarter ended March 31, 2007, the Company amended its asset-based revolving credit facility in conjunction with the sale of CCI.  The third amendment to the Credit Agreement commenced on February 21, 2007, reducing its line-of-credit from $40 million to $15 million.  The amendment replaced UPS Capital with Wells Fargo Bank as agent to the Credit Agreement.  The amendment provided for the lender’s consent to the sale of stock of Country Coach Inc., a reduction in inventory sub-limit, a reduction in letter of credit sub-facility amount, an increase in interest rate, the establishment of a minimum working capital availability and the addition of a prior written consent requirement by the lender to the Company before entering into a sale and leaseback of the Perris, California real estate.

At March 31, 2007 and December 31, 2006, the Company had outstanding loans under the line of credit of $5.2 million and $29.0 million, respectively. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 1.50 percentage points. At March 31, 2007, the interest rate for the borrowings under the line of credit was 9.75%.  The weighted average interest rate for the borrowing under the line of credit during the three months ended March 31, 2007 and 2006 were 8.81% and 7.95%, respectively.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Sale-leaseback Agreement

In December 2006, National R.V. Holdings (Seller-Guarantor) and an unrelated party (Buyer-Lessor) signed a Purchase and Sale Agreement (“Agreement”) for the planned sale and conveyance of property owned by National R.V. Holdings. “Property” in the agreement is primarily defined as land, inclusive of five buildings, and improvements, for total proceeds of $31.8 million.

Terms of the Agreement provide that a leaseback contract for property sold be entered into and take effect concurrently to the consummation of the closing of the purchase and sale agreement with the Buyer acting as landlord, National RV Inc., a subsidiary of National R.V. Holdings, as tenant, and National R.V. Holdings as guarantor.

During April and May the Seller-Guarantor and Buyer-Lessor further amended the December 27, 2006 Purchase and Sale Agreement and amendments.  The various amendments changed the expiration dates associated with review period, Board approval and closing dates. The dates per the most recent amendment are May 15, 16 and 18 of 2007, respectively. On April 30, 2007, the Company’s Board of Directors approved the execution of the sale and leaseback. The Company expects to successfully complete the transaction and receive funding on the May 18, 2007 closing date. In conjunction with the completion of the sale and leaseback, to secure the release of the liens on the Perris, California property, the Company agreed to pledge a cash deposit of $7.5 million to Wells Fargo Bank.

The terms of the sales-type lease are for an initial term of 10 years with two 5-year, non-automated lease renewal options. This would result in an annual straight-line effected non-cancelable operating lease obligation of approximately $3 million per year with an offset of deferred gain on the sale of assets until certain conditions are met whereby the buyer-lessor substantiates its interest in the property. In addition, the guarantor-parent would be required to issue a letter of credit for $5 million to secure the performance of its subsidiary under the sales-type lease.

Litigation

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law,” product liability (all of which are typical in the recreation vehicle industry) and employment claims. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that the final resolution of any such litigation could have an adverse effect on the Company’s financial position and results of operations or liquidity in a reporting period, and has provided an estimated reserve at March 31, 2007 and December 31, 2006 of approximately $0.5 million and $0.5 million, respectively, for such contingencies in the consolidated financial statements.

Recourse of Dealer Financing

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $57.8 million at March 31, 2007. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

NOTE 8 — SHARE BASED COMPENSATION

During the three months ended March 31, 2007 and 2006, the Company issued stock options totaling 510,241 and 145,000, respectively.  The fair value of each grant was estimated on the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	42.0%	45.0%
Risk-free interest rate	4.83%	4.69%
Expected lives (in years)	4.0	5.0
Fair value of stock options granted	$1.66	$2.79

Shared-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2007 is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on expected employee termination rates, which were estimated to be approximately 1% for both officers and directors and 15% for employees for those options granted in the period ended March 31, 2007. The estimated fair value, less the estimated forfeitures, is amortized to compensation expense using the straight-line attribution method.

A summary of option activity for the three months ended March 31, 2007 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at January 1, 2007	818	$8.89
Granted	510	$4.25
Exercised	—	$—
Forfeited	(156)	$4.66
Canceled	(74)	$8.89
Outstanding at March 31, 2007	1,098	$7.34	6.3
Exercisable at March 31, 2007	748	$8.63	4.7

A summary of the status of the Company’s non-vested shares for the three months ended March 31, 2007 is presented below:

Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	154	$3.11
Granted	510	$1.66
Vested	(158)	$2.46
Forfeited	(156)	$1.89
Non-vested at March 31, 2007	350	$1.84

As of March 31, 2007, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.7 years. For the three months ended March 31, 2007 the total share based compensation expense totaled $0.1 million.  Since the Company had net operating loss carryforwards (before valuation) as of March 31, 2007, no excess tax benefit for the tax deductions related to share-based compensation was recognized for the three months ended March 31, 2007. Additionally, no incremental tax benefits were recognized from stock options exercised for the three months ended March 31, 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

NOTE 9 — INCOME TAXES

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that a company’s deferred tax assets will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of deferred tax assets. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. For the three months ended March 31, 2007 and 2006, the Company recorded respective non-cash charges of $0.5 million and $1.1 million to fully reserve against the net deferred tax assets realized during those periods. Allocating the valuation allowance on a pro rata basis, in accordance with SFAS No. 109, resulted in current net deferred tax assets and long-term net deferred tax liabilities of $0.1 million at March 31, 2007 and $0.1 million at December 31, 2006.

On January 1, 2007, the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109” (“FIN 48”). Under FIN 48, tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

As of the begining of fiscal year 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months.

The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses, respectively. There were no interest and penalties recorded as of March 31, 2007.

The Company is subject to periodic audits by U.S. federal and state authorities. Currently, the Company is not undergoing any audits by these taxing authorities. The Company is no longer subject to U.S. federal tax examinations for years prior to 2003 and for the majority of state tax jurisdictions for years prior to 2002. The Company’s loss carryforward amounts are generally subject to examination and adjustment for a period of three years, beginning when such carry overs are utilized to reduce taxes in a future tax year.

NOTE 10 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)

	Three Months Ended March 31,
	2007	2006

Supplemental cash flow information:
Income taxes paid	$35	$27
Interest paid	$802	$392

NOTE 11 — LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.  For the three months ended March 31, 2007 and 2006, the Company excluded from the computation of diluted earnings per share was stock options to purchase 1,097,706 and 1,216,496 shares, respectively.

NOTE 12 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, the company adopted these provisions January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Forward Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that the Company expects or anticipates will occur in the future—including statements relating to volume growth, share of sales and earnings per share growth, and statements expressing general optimism about future operating results—are forward-looking statements. As and when made, management believes that these forward-looking statements are reasonable. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to, those described in this report, in Part II, “Item 1A. Risk Factors” and elsewhere in the Annual Report on Form 10-K for the year ended December 31, 2006, and those described from time to time in future reports filed with the Securities and Exchange Commission.

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

Prior to February 20, 2007, high-end  (“Highline”) Class A diesel motorhomes were designed, manufactured and marketed through another wholly-owned subsidiary, Country Coach, Inc. (“CCI”) operating from Junction City, Oregon. CCI was sold on February 20, 2007. (See Note 2 in the accompanying notes to the consolidated financial statements for further discussion of these discontinued operations.)

The following management’s discussion and analysis (“MD&A”) is intended to help the reader understand the results of operations of National R.V. Holdings, Inc. This MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and the accompanying notes to the consolidated financial statements contained within this quarterly Form 10-Q filing. All data and other statistical information concerning the Company in this MD&A and in Item 1A. Risk Factors give effect to the sale of CCI and, therefore, exclude CCI-related information.

For the three months ended March 31, 2007, the Company incurred a net loss from continuing operations of $8.8 million or $0.85 per share as compared to a net loss from continuing operations of $2.5 million or $0.24 per share for the three months ended March 31, 2006. During the first quarter of 2006, the Company showed significant progress in its turnaround efforts with continued market share gains and reduced losses. Early in the second quarter of 2006, the Company discovered a defective fiberglass issue related to a product received from one of its suppliers. This defective fiberglass issue resulted in substantial unexpected costs and created a liquidity strain, which was compounded by a continued decline in the Class A industry. This created an environment of severe uncertainty that began to significantly adversely affect the Company, its employees, suppliers, customers and dealers. These challenges increased in the third and fourth quarters of 2006 and significantly impacted the Company’s first quarter sales and operating results of 2007.

Looking Forward

Given the significant reduction in sales levels, the Company is in the process of reducing costs, including reducing its operating foot print in order to lower both fixed and variable costs and increase its capacity utilization. At its Perris facilities, the Company essentially has two operating facilities—one on each side of the street comprised of 607,000 square feet in five buildings. The Company is working on consolidating its operations to one side of the street and leasing out excess property.  The remaining 395,000 square feet into which the Company plans to consolidate still provides ample space for future growth.

The Company continues to pursue its strategy of adding new dealers. To this end, it has divided the country into five geographic regions, and in each region has identified the specific markets where it needs to add a dealer, or in some cases, work with an existing dealer to enhance the Company’s market share. The Company was handicapped during the latter part of 2006 in this effort by uncertainty in the market place regarding its future.  However, the sale of CCI and the resulting infusion of cash have once again put it in a position to aggressively pursue this effort.

The Company continues to invest heavily in the area of product development. In addition to launching the Pacifica diesel motorhome in 2006, the Company’s NRV subsidiary also introduced a new full-length slide room and a teleslide (telescoping slide) for use in its units. The latter innovation has a patent pending, as it is the first of its kind in the industry. Both of these latter innovations will be implemented into several of the Company’s brands during 2007. The Company also continues to pursue methods of construction for its motorhomes that will accomplish all of the following: reduce cost of construction, reduce the weight of the motorhomes, and add strength. Several projects to this end are well under way.

The Company is continually striving to increase its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

The Company has engaged a public relations firm to assist with the communication of these multiple efforts to its dealers and prospective and existing customers.  This effort will allow the Company to effectively communicate its upcoming initiatives and begin to offset the negative publicity the Company has experienced over the last six months.

The Recreation Vehicle Industry Association’s (RVIA) market expansion campaign, GO RVing, now in its ninth year, is fostering greater awareness and garnering media attention. Though RVIA expects substantial growth for the industry in the long-term or decade ahead, RVIA expects minimal growth for 2007.

This analysis of the Company’s financial condition and operating results should be read in conjunction with the accompanying consolidated financial statements including the notes thereto.

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of critical accounting policies below and in the Annual Report on Form 10-K for the year ended December 31, 2006. For the quarter ended March 31, 2007, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Results of Operations

Comparison of the Results of Operations for the three months ended March 31, 2007 to the three months ended March 31, 2006:

	Percentage of Sales
	Three Months Ended March 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	121.8	96.8
Gross (loss) profit	(21.8)	3.2
Selling expenses	4.5	2.2
General and administrative expenses	12.2	4.9
Operating loss	(38.5)	(3.9)
Interest expense	2.5	0.8
Other income	(0.9)	(0.1)
Loss from continuing operations before income taxes	(40.1)	(4.6)
Provision for income taxes	0.1	0.0
Loss from continuing operations	(40.2)	(4.6)
(Loss) income from discontinued operations	(11.0)	0.8
Gain from sale of discontinued operations	33.4	0.0
Income taxes related to discontinued operations	(0.3)	(0.0)
Net income from discontinued operations	22.1	0.8
Net loss	(18.1)%	(3.8)%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
(amounts in thousands, except percentages)

	Three Months Ended March 31,
Consolidated Statements of Operations Data:	2007	2006	$ Change	% Change
Net sales	$21,930	$54,629	$(32,699)	(59.9)%
Cost of goods sold	26,703	52,855	(26,152)	(49.5)
Gross (loss) profit	(4,773)	1,774	(6,547)	(369.1)
Selling expenses	980	1,236	(256)	(20.7)
General and administrative expenses	2,679	2,675	4	0.1
Operating loss	(8,432)	(2,137)	(6,295)	294.6
Interest expense	541	420	121	28.8
Other income	(188)	(61)	(127)	208.2
Loss from continuing operations before income taxes	(8,785)	(2,496)	(6,289)	252.0
Provision for income taxes	23	10	13	130.0
Loss from continuing operations	(8,808)	(2,506)	(6,302)	251.5
(Loss) income from discontinued operations	(2,409)	461	(2,870)	(622.6)
Gain from sale of discontinued operations	7,328	—	7,328	—
Income taxes related to discontinued operations	(70)	(9)	(61)	677.8
Net income from discontinued operations	4,849	452	4,397	972.8
Net loss	$(3,959)	$(2,054)	$(1,905)	92.7%

Net sales

Net sales decreased $32.7 million or 59.9% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. Wholesale unit shipments of diesel motorhomes for the three months ended March 31, 2007 were 50, down 71% from 172 units for the three months ended March 31, 2006. Shipments of gas motorhomes for the three months ended March 31, 2007 were 165, down 55% from 368 units for the three months ended March 31, 2006. The substantial decline in shipments is believed to be the result of uncertainty in the market place regarding the Company’s financial condition resulting from the faulty supplier material problem in 2006 and its financial aftermath.  The Company believes that with the substantial infusion of cash and the reduction in debt from the sale of CCI and the expected sale and leaseback transaction, it can now begin to reverse the uncertainty and trend of declining sales.

Gross profit margin

The gross profit margin for the three months ended March 31, 2007 was a negative 21.8% compared to a 3.2% gross profit margin for the three months ended March 31, 2006. The primary factors that led to this significant decrease in gross margins were substantially lower sales to cover fixed overhead costs, increased sales incentives, and increased warranty costs as the Company struggled to ship units amidst the severe uncertainty.

Selling expenses

Selling expenses decreased $0.3 million or 20.7% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to reductions in personnel and advertising costs within the marketing function.

General and administrative expenses

General and administrative expenses totaled $2.7 million for the three months ended March 31, 2007 and 2006. High one-time costs associated with the sale of CCI in the current year, increased litigation and loan costs were offset by a reduction in personnel costs and share-based compensation expense per SFAS No. 123(R).

Interest expense

Interest expense for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively. The increase in interest expense reflects the increase in interest charges assessed by our chassis suppliers.  The line of credit interest was approximately the same for each quarter as an 8% decrease in the average loan balance between quarters was offset by an 11% increase in the average interest rate.

Income taxes

The overall effective tax rate for the quarter ended March 31, 2007 was 2.3% compared to an effective tax rate of 0.9% for the quarter ended March 31, 2006. The effective tax rate gives effect of full valuation allowance in the amount of $1.5 million and $0.9 million at March 31, 2007 and March 31, 2006.

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”). Accounting for Uncertainty in Income Taxes, on January1, 2007. The implementation of Fin 48 did not have a significant impact of the Company’s consolidated financial statements.

Liquidity and Capital Resources

The Company incurred losses from continuing operations of $8.8 million and $2.5 million for the three months ended March 31, 2007 and March 31, 2006, respectively.  The Company showed significant progress in its turnaround efforts with market share gains and reduced losses in the first quarter of 2006 but early in the second quarter of 2006 it discovered a defective fiberglass issue related to a product received from one of its suppliers. This defective fiberglass issue resulted in substantial unexpected costs and created a liquidity strain, which was compounded by a continued decline in the Class A industry. This created an environment of severe uncertainty that began to significantly adversely affect the Company, its employees, suppliers, customers and dealers. These challenges increased in the third and fourth quarters of 2006 and significantly impacted the Company’s first quarter sales and operating results in 2007.

The Company completed the sale of CCI in February 2007 and received a total consideration of $38.7 million that was primarily used to reduce debt and infuse working capital.  The Company’s continuing operations had net working capital of $10.1 million and $(18.1) million at March 31, 2007 and December 31, 2006, respectively. The $28.2 million increase in working capital was the result of decreases in the line of credit and in payables of $23.8 million and $8.6 million, respectively, partially offset by a decrease of $3.6 million in accounts receivable.

In conjunction with the sale of CCI, the Company entered into an agreement to modify its credit agreement that among other things reduced the credit facility to $15 million. On April 30, 2007, the borrower and the lender established EBITDA covenants for April through December 2007 and provided that there is no measurement of these covenants if the average combined loan and letters of credit reserve balance is less than $10.0 million. Capital expenditures are limited to $2 million per year and the base interest rate is increased to the prime rate plus 1.50 percentage points.  At March 31, 2007 and December 31, 2006, the Company had outstanding loans under the line of credit of $5.2 million and $29.0 million, respectively.  At March 31, 2007, the interest rate for the borrowings under the line of credit was 9.75%. The weighted average interest rate for the borrowing under the line of credit during the three months ended March 31, 2007 and 2006 was 8.81% and 7.95%, respectively.

During the three months ended March 31, 2007, the Company’s continuing operations used $12.9 million of cash in its operations, which was primarily due to a loss from continuing operations of $8.8 million and decrease in payables of $8.6 million, partially offset by a $3.6 million decrease in accounts receivable.  During the three months ended March 31, 2006, the Company’s continuing operations used $4.9 million of cash in its operations, which was primarily due to a loss from continuing operations of $2.5 million and increases in receivables of $8.0 million, partially offset by a $4.1 million decrease in inventories and a $1.5 million increase in accounts payable.  For the three months ended March 31, 2007 net cash provided by investing activities from continuing operations was $0.2 million, as compared to less than $0.1 million of net cash used for the three months ended March 31, 2006.  Cash used in financing activities by continuing operations for the three months ended March 31, 2007 was $24.0 million primarily due to the payment on the line of credit.  Net cash provided by financing activities for the three months ended March 31, 2006 was $4.8 million, primarily due to net advances under the line of credit of $4.5 million.

In December 2006, the Company and an unrelated party entered into an agreement for the possible sale and leaseback of NRV’s manufacturing facilities owned by the Company for $31.8 million.  On April 30, 2007, the Company’s Board of Directors approved the execution of the sale and leaseback. The Company expects to successfully complete the transaction and receive funding on the May 18, 2007, the closing date.  The completion of the sale and leaseback and the outside financing through borrowings on its line of credit will provide the liquidity required to execute its plans to return to operational profitability.  The proceeds will be used to pay down the line of credit, diminish vendor interest charges, fund the capital required to consolidate operations and provide working capital to support the turnaround effort.  After consideration of its available borrowing capacity and the expected proceeds from the pending sale and leaseback transaction, the Company believes it has sufficient capital resources to fund its operations through at least May 2008. While the Company believes that it will successfully execute the sale and leaseback and complete its plan to return to profitability, there can be no assurance the Company would be successful in its implementation of such plans.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s maximum potential exposure under these agreements approximated $57.8 million at March 31, 2007. The risk of loss under the repurchase agreements is spread over a number of dealers and lenders and is reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows; consequently, no liability has been recognized in the consolidated financial statements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB’) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”  (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. As such, the company adopted these provisions January 1, 2007. The adoption of FIN 48 did not have a material impact on the consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. The Company does not have any significant risks related to derivative financial instruments or foreign currency translation. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings on the credit facility during the three months ended March 31, 2007 and 2006 were 8.81% and 7.95%, respectively.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Submission of Matters to a Vote of Security Holders

a)                                      The annual meeting of the shareholders of National R.V. Holdings, Inc. was held on January 31, 2007.

b)                                     The following nominees were elected Directors for three-year terms expiring in 2009.

c)                                      The tabulation of votes for each Director nominee was as follows:

	For	Withheld
Doy B. Henley	6,431,169	2,740,781
James B. Roszak	6,107,069	3,064,881

d)                                     The terms of office of the following directors continued after the meeting:

Bradley C. Albrechtsen, David J. Humphreys, Gregory McCaffery

e)                                      To ratify and approve the selection by the Board of Directors of Swenson Advisors, LLP, as the Company’s independent public accountants for the fiscal year ending December 31, 2006.

For	8,686,794
Against	484,481
Abstain	675

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: May 14, 2007	By	/s/ Thomas J. Martini

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)