Form 10-Q
period 2007-06-30
NATIONAL RV HOLDINGS INC
filed 2007-08-14
CIK 910655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2007
Common stock, par value $0.01 per share	10,339,484

NATIONAL R.V. HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,898	$14
Restricted cash and cash equivalents	409	387
Receivables, less allowance for doubtful accounts of $352 and $239, respectively	8,072	9,800
Inventories	22,629	28,896
Prepaid expenses	965	826
Deferred income taxes	103	148
Assets of discontinued operations (Note 2)	—	67,768
Total current assets	40,076	107,839
Long-term restricted cash and cash equivalents	7,542	341
Property, plant and equipment, net	5,589	25,662
Other assets	1,235	1,355
Total assets	$54,442	$135,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$—	$1,720
Accounts payable	4,838	17,828
Accrued expenses	8,902	9,595
Current portion of capital leases	57	63
Current portion of deferred gain on sale and leaseback (Note3)	1,044	—
Line of credit	—	29,012
Liabilities of discontinued operations (Note 2)	—	35,928
Total current liabilities	14,841	94,146
Long-term portion of capital leases	96	124
Deferred gain on sale and leaseback (Note 3)	10,813	—
Deferred income taxes	103	148
Long-term accrued expenses	4,275	4,660
Total liabilities	30,128	99,078

Commitments and contingent liabilities (Note 8)	—	—

Stockholders’ equity:
Preferred stock — $0.01 par value; 5,000 shares authorized, 4,000 issued and outstanding	—	—
Common stock — $0.01 par value; 25,000,000 shares authorized, 10,339,484 issued and outstanding	103	103
Additional paid-in capital	38,499	38,353
Retained deficit	(14,288)	(2,337)
Total stockholders’ equity	24,314	36,119
Total liabilities and stockholders’ equity	$54,442	$135,197

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006(1)	2007	2006(1)

Net sales	$23,361	$40,636	$45,291	$95,265
Cost of goods sold	27,467	45,127	54,170	97,982
Gross loss	(4,106)	(4,491)	(8,879)	(2,717)
Selling expenses	1,166	1,331	2,146	2,567
General and administrative expenses	2,681	2,061	5,360	4,736
Operating loss	(7,953)	(7,883)	(16,385)	(10,020)
Interest expense	169	597	710	1,017
Other income	(163)	(45)	(351)	(106)
Loss from continuing operations before income taxes	(7,959)	(8,435)	(16,744)	(10,931)
Provision for income taxes	33	10	56	20
Loss from continuing operations	(7,992)	(8,445)	(16,800)	(10,951)
Income (loss) from discontinued operations	—	1,324	(2,409)	1,785
Gain from sale of discontinued operations	—	—	7,328	—
Income taxes related to discontinued operations	—	(8)	(70)	(17)
Net income from discontinued operations	—	1,316	4,849	1,768
Net loss	$(7,992)	$(7,129)	$(11,951)	$(9,183)

Earnings (loss) per share — basic and diluted
Continuing operations	$(0.77)	$(0.82)	$(1.63)	$(1.06)
Discontinued operations	—	0.13	0.47	0.17
Total	$(0.77)	$(0.69)	$(1.16)	$(0.89)

Weighted average number of shares outstanding:
Basic	10,339	10,339	10,339	10,339
Diluted	10,339	10,339	10,339	10,339

(1)             Adjusted to include the effect of discontinued operations.  See Note 2 for additional information.

The accompanying notes are an integral part of the consolidated financial statements.

NATIONAL R.V. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(11,951)	$(9,183)
Less: Loss (income) from discontinued operations, net of taxes	2,409	(1,768)
Less: Gain from sale of discontinued operations, net of taxes	(7,258)	—
Loss from continuing operations	(16,800)	(10,951)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Bad debt expense	175	46
Reserve and write down of inventories	451	2,029
Depreciation and amortization	1,124	1,275
Gain on asset disposal	(25)	(5)
Amortization of deferred gain on sale and leaseback	(132)	—
Share-based compensation	146	521
Changes in assets and liabilities:
Decrease (increase) in receivables	1,553	(4,441)
Decrease (increase) in inventories	5,816	(7,583)
Increase in prepaid expenses	(139)	(843)
(Decrease) increase in accounts payable	(12,990)	4,007
Decrease in accrued expenses	(1,078)	(2,594)
Net cash used in operating activities by continuing operations	(21,899)	(18,539)
Net cash used in discontinued operations	(2,061)	(6,950)
Net cash flow used in operating activities	(23,960)	(25,489)

Cash flows from investing activities:
Increase in restricted cash	(7,223)	(179)
Purchase of property, plant and equipment	(247)	(539)
Proceeds from sale and leaseback transaction	31,057	—
Proceeds from sale of assets	185	127
Decrease in other assets	88	200
Net cash provided by (used in) investing activities by continuing operations	23,860	(391)
Proceeds from sale of discontinued operations	38,750	—
Net cash flow used in discontinued operations	—	(2,220)
Net cash flow provided by (used in) investing activities	62,610	(2,611)

Cash flows from financing activities:
(Decrease) increase in book overdraft	(1,720)	2,639
Principal payments on capital leases	(34)	(18)
Net (payments on) advances under line of credit	(29,012)	16,300
Net cash (used in) provided by financing activities by continuing operations	(30,766)	18,921
Net cash flow provided by discontinued operations	—	9,172
Net cash (used in) provided by financing activities	(30,766)	28,093
Net increase (decrease) in cash and cash equivalents	7,884	(7)
Cash and cash equivalents, beginning of the year	14	11
Cash and cash equivalents, end of period	$7,898	$4

See Note 11 for supplemental cash flow information.

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

NOTE 2 — DISCONTINUED OPERATIONS

On February 7, 2007, management committed to a plan to discontinue its CCI operations and to place all tangible assets and liabilities operating as the CCI business unit up for sale. The decision to sell CCI was made based on management’s determination and subsequent Board approval that the sale would enable the Company to raise capital to reduce its debt and provide funding and resources to support the turnaround of the NRV business.  The Company was successful in identifying and securing a buyer later that month and finalized the sale of CCI to a related party on February 20, 2007.  The Company received total consideration of $38.7 million in connection with this sale.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the CCI operating results are reported as discontinued operations in the accompanying consolidated financial statements and notes thereto for all periods presented.  Additionally, as defined by SFAS No. 144, the CCI assets and liabilities are reported as “held for sale” as of December 31, 2006.  Prior year financial statements have been restated to present the CCI accounts in this manner.

The following are the summarized results of the discontinued CCI operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$—	$69,579	$19,933	$127,844
Income (loss) before taxes	$—	$1,324	$(2,409)	$1,785
Net income (loss) from discontinued operations	$—	$1,316	$(2,409)	$1,768

The assets and liabilities of CCI are presented separately under the captions “assets of discontinued operations” and “liabilities of discontinued operations,” respectively, and consist of the following (in thousands):

December 31, 2006
Assets of discontinued operations:
Cash and cash equivalents	$2
Receivables, less allowance for doubtful accounts of $60	9,195
Inventories	45,521
Prepaid expenses	1,282
Property, plant and equipment, net	11,768
Other assets	—
Total assets of discontinued operations	$67,768

Liabilities of discontinued operations:
Book overdraft	$507
Accounts payable	21,724
Accrued expenses	13,555
Long-term accrued expenses	142
Total liabilities of discontinued operations	$35,928

During the first quarter of this year, the Company recognized a $7.3 million gain, net of selling expenses and taxes of $0.7 million and $0.1 million, respectively, on the sale of CCI and  reported this gain  in its statement of operations in that  quarter..

NOTE 3 — SALE AND LEASEBACK

On May 22, 2007, the Company and First Industrial Acquisitions, Inc. (the “Buyer”), an unrelated party, closed a transaction pursuant to a purchase and sale agreement (the “Agreement”) for the sale and conveyance of property owned by the Company in Perris, California.  Proceeds from the sale of this property, primarily defined as land, inclusive of five buildings and improvements, totaled $31.8 million. Pursuant to the terms of the Agreement a leaseback contract for this property was entered into and took effect concurrently with the closing of the Agreement, with the Buyer acting as landlord and NRV as tenant, which is to be guarantied by the Company.  As such, in May 2007, the Company obtained a $5 million letter of credit to secure the performance of NRV under this lease.

An amendment to the Company’s revolving credit facility was also required to, among other things, secure the release of the liens on the Perris property previously held by Wells Fargo Bank.  In connection with this amendment, which is discussed further in Note 7, the Company agreed to pledge a cash deposit of $7.5 million to Wells Fargo Bank.

The initial term of the lease is for 10 years, with two 5-year option periods.  Scheduled rent increases are provided, which will result in an operating lease with annual straight-line rent expense of approximately $3 million per year.  The Company recognized a $12.0 million gain, net of expenses of $0.7 million, of which $1.0 million is short-term.  The deferred gain will be amortized over the term of the lease and recognized as a reduction of rent expense.  As of June 30, 2007 the unamortized gain was $11.9 million.

NOTE 4 — INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Finished goods	$5,972	$9,474
Work-in-process	7,261	7,370
Raw materials	5,592	6,361
Chassis	3,804	5,691
Total inventories	$22,629	$28,896

As of June 30, 2007 and December 31, 2006, the Company recorded a write-down of inventories to the lower of cost or market of $1.1 million.

NOTE 5 — ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006

Current accrued expenses:
Payroll and other accrued expenses	$1,449	$1,518
Accrued sales incentives	1,131	1,301
Warranty reserve	3,643	3,834
Workers’ compensation self-insurance reserve	1,601	1,752
Other accrual expense	1,078	1,190
Total current accrued expenses	$8,902	$9,595

Long-term accrued expenses:
Workers’ compensation self-insurance reserve	$3,741	$4,041
Deferred compensation	534	619
Total long-term accrued expenses	$4,275	$4,660

NOTE 6 — WARRANTY RESERVE

The Company’s warranty reserve, which is included in the consolidated financial statements under the “accrued expenses” caption, is established based on its best estimate of the amounts necessary to settle future and existing claims on products sold as of the balance sheet date. The Company records an estimate for future warranty-related costs based on recent actual warranty claims. Also, as part of the warranty reserve the Company’s recall reserve is established, as necessary, based on management’s estimate of the cost per unit to remedy a given problem and the estimated number of units that will ultimately be brought in for the repair.

The following table summarizes the activity related to the warranty reserve for the six months ended June 30, 2007 and 2006, respectively (in thousands):

	Six Months Ended June 30,
	2007	2006

Balance at January 1,	$3,834	$4,306
Accruals for current liabilities and preexisting warranty adjustments	2,531	2,432
Payments in cash or in kind	(2,722)	(2,517)
Balance at June 30,	$3,643	$4,221

NOTE 7 — CREDIT FACILITY

In May and July 2007 the Company amended its asset-based revolving credit facility in conjunction with the completion of the sale and leaseback of its Perris, California property. These  amendments to the credit facility provided the consent from Wells Fargo Bank for the completion of the sale and leaseback transaction and the release of liens on the property and required the Company to pledge a cash deposit of $7.5 million to Wells Fargo Bank. Additionally, these amendments provided for an increase in the letter of credit sub-facility amount, the establishment of EBITDA covenants and limited capital expenditures to $2 million for 2007. These amendments also provide that any failure to meet the EBITDA covenants would not constitute an event of default if the average daily sum of all obligations is less than $10 million. As of June 30, 2007, this total obligations amount was $5.4 million, $5.0 million of which was a letter of credit securing the lease of the Perris, California property. Finally, these amendments provided that by November 30, 2007, the Company will provide financial projections for 2008.

At June 30, 2007, the Company had no outstanding borrowings under the line of credit. The Company had $29.0 million outstanding on the line of credit at December 31, 2006. Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 1.50 percentage points. At June 30, 2007, the interest rate for the borrowings under the line of credit was 9.75%.  The weighted average interest rate for the borrowing under the line of credit during the three months ended June 30, 2007 and 2006 was 9.75% and 8.42%, respectively. The weighted average interest rate for the borrowings on the credit facility during the six months ended June 30, 2007 and 2006 was 9.01% and 8.21%, respectively.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal proceedings in the ordinary course of business, including a variety of warranty, “lemon law,” product liability (all of which are typical in the recreation vehicle industry) and employment claims. With respect to product liability claims, the Company’s insurance policies cover, in whole or in part, defense costs and liability costs for personal injury or property damage (excluding damage to Company motorhomes). While it is impossible to estimate with certainty the ultimate legal and financial liability with respect to this litigation, management is of the opinion that the final resolution of any such litigation could have an adverse effect on the Company’s financial position and results of operations or liquidity in a reporting period, and has provided an estimated reserve at June 30, 2007 and December 31, 2006 of approximately $0.5 million , for such contingencies in the consolidated financial statements.

Recourse of Dealer Financing

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $52.1 million at June 30, 2007. As with its receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

NOTE 9 — SHARE BASED COMPENSATION

During the six months ended June 30, 2007 and 2006, the Company issued stock options totaling 510,241 and 145,000, respectively.  The fair value of each grant was estimated on the dates of grant using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	42.0%	45.0%
Risk-free interest rate	4.83%	4.69%
Expected lives (in years)	4.0	5.0
Fair value of stock options granted	$1.66	$2.79

Shared-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2007 is based on the awards ultimately expected to vest and therefore has been reduced for estimated forfeitures. Revised SFAS No. 123(R) “Share-Based Payment” requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated based on expected employee termination rates, which were estimated to be approximately 1% for both officers and directors and 15% for employees for those options granted in the period ended June 30, 2007. The estimated fair value, less the estimated forfeitures, is amortized to compensation expense using the straight-line attribution method.

A summary of option activity for the three and six months ended June 30, 2007 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)
Outstanding at January 1, 2007	818	$8.89
Granted	510	$4.25
Exercised	—	$—
Forfeited	(156)	$4.66
Canceled	(74)	$8.89
Outstanding at March 31, 2007	1,098	$7.34	6.3
Granted	—	$—
Exercised	—	$—
Forfeited	(36)	$4.34
Canceled	(320)	$10.07
Outstanding at June 30, 2007	742	$6.31	8.5
Exercisable at June 30, 2007	430	$7.57	7.8

A summary of the status of the Company’s non-vested shares for the three and six months ended June 30, 2007 is presented below:

Options	Shares (in thousands)	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2007	154	$3.11
Granted	510	$1.66
Vested	(158)	$2.46
Forfeited	(156)	$1.89
Non-vested at March 31, 2007	350	$1.84
Granted	—	$—
Vested	(2)	$3.92
Forfeited	(36)	$1.66
Non-vested at June 30, 2007	312	$1.83

As of June 30, 2007, there was $0.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 2.8 years. For the three and six months ended June 30, 2007 the total share-based compensation expense totaled $0.06 million and $0.15 million, respectively.  Since the Company had net operating loss carryforwards (before valuation) as of June 30, 2007, no excess tax benefit for the tax deductions related to share-based compensation was recognized for the three and six months ended June 30, 2007. Additionally, no incremental tax benefits were recognized from stock options exercised for the three and six months ended June 30, 2007, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities.

NOTE 10 — INCOME TAXES

Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”) requires that a valuation allowance be established when it is more likely than not that a company’s deferred tax assets will not be realized. In determining whether a valuation allowance is required, the Company must take into account all positive and negative evidence with regard to the utilization of deferred tax assets. SFAS No. 109 further states that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. For the six months ended June 30, 2007 and 2006, the Company recorded respective non-cash charges of $4.4 million and $3.4 million, respectively, to fully reserve against the net deferred tax assets realized during those periods. Allocating the valuation allowance on a pro rata basis, in accordance with SFAS No. 109, resulted in current net deferred tax assets and long-term net deferred tax liabilities of $0.1 million at June 30, 2007 and $0.1 million at December 31, 2006.

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

As of January 1, 2007, the Company had no unrecognized tax benefits, including interest and penalties, and does not expect a significant change in the unrecognized tax benefits in the next twelve months.

The Company recognizes interest and penalties to unrecognized tax benefits through interest and operating expenses, respectively. There were no interest and penalties recorded as of June 30, 2007.

The Company is subject to periodic audits by U.S. federal and state authorities. Currently, the Company is not undergoing any audits by these taxing authorities. The Company is no longer subject to U.S. federal tax examinations for years prior to 2003 and for the majority of state tax jurisdictions for years prior to 2002. The Company’s loss carryforward amounts are generally subject to examination and adjustment for a period of three years, beginning when such carryovers are utilized to reduce taxes in a future tax year.

NOTE 11 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Supplemental cash flow information:
Income taxes paid	$39	$65	$74	$92
Interest paid	$197	$525	$999	$917

NOTE 12 — LOSS PER SHARE

Basic earnings (loss) per share is computed by dividing the loss from continuing operations, the net income from discontinued operations and the net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options were exercised or converted into common stock. Shares attributable to the exercise of outstanding options that are anti-dilutive are excluded from the calculation of diluted loss per share.  For the six months ended June 30, 2007 and 2006, the Company excluded, from the computation of diluted earnings per share, stock options to purchase 741,965 and 1,196,997 shares, respectively.

NOTE 13 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Executive Overview

National R.V. Holdings, Inc. (the “Company”) through its wholly-owned subsidiary, National RV, Inc. (“NRV”), is one of the nation’s leading producers of motorized recreational vehicles, often referred to as RVs or motorhomes.   NRV began manufacturing RVs in 1964.  From its Perris, California facility, NRV designs, manufactures and markets Class A gas and diesel motorhomes under model names Surf Side, Sea Breeze, Dolphin, Tropi-Cal, Pacifica and Tradewinds.

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

For the three and six months ended June 30, 2007, the Company incurred a loss from continuing operations of $8.0 million and $16.8 million, or $0.77 and $1.63 per share, respectively, as compared to a loss from continuing operations of $8.4 million and $11.0 million, or $0.82 and $1.06 per share, respectively, for the three and six months ended June 30, 2006. During the first quarter of 2006, the Company showed significant progress in its turnaround efforts with continued market share gains and reduced losses. Early in the second quarter of 2006, the Company discovered a defective fiberglass issue related to a product received from one of its suppliers. This defective fiberglass issue resulted in substantial unexpected costs and created a liquidity strain, which was compounded by a continued decline in the Class A industry. This created an environment of severe uncertainty that began to significantly adversely affect the Company, its employees, suppliers, customers and dealers. These challenges increased in the third and fourth quarters of 2006 and significantly impacted the Company’s first and second quarter sales and operating results of 2007.

On June 1, 2007, the State of California, Department of Industrial Relations Self-Insurance Plans (the “State”) notified NRV that it does not meet the minimum credit rating criteria for participation in the State’s alternative security program with regard to its self-insured workers’ compensation program. Therefore, a security deposit will be required in the amount of $5.5 million. During August, the Company secured a letter of credit from Wells Fargo Bank for $2.0 million and forwarded $3.5 million in cash to the State of California for the balance of the security deposit. This cash deposit will be maintained by the State in an interest bearing account that accrues to the benefit of the Company. Early in the second quarter of 2008, the State will reevaluate the Company’s minimum credit rating for participation in the alternative security program. If the Company again qualifies for participation in this program, the security deposit requirement will be eliminated at that time.

Looking Forward

Given the significant reduction in sales levels, the Company is in the process of reducing costs, including reducing its operating foot print in order to lower both fixed and variable costs and increase its capacity utilization. At its Perris, California facilities, the Company essentially has two operating facilities—one on each side of the street comprised of 607,000 square feet in five buildings. The Company is working on leasing out excess property.  The Company expects that the remaining property not subleased will still provide ample space for future growth.

The Company continues to pursue its strategy of adding new dealers. To this end, it has divided the country into five geographic regions, and in each region has identified the specific markets where it needs to add a dealer, or in some cases, work with an existing dealer to enhance the Company’s market share. The Company was handicapped during the latter part of 2006 in this effort by uncertainty in the market place regarding its future.  However, the sale of CCI and the sale and leaseback of the Company’s Perris, California property, and the resulting infusions of cash, have once again put the Company in a position to aggressively pursue this effort. Several large, multi-location dealers were acquired in the second quarter of 2007.

The Company continues to invest heavily in the area of product development. In addition to launching the Pacifica diesel motorhome in 2006, the Company’s NRV subsidiary also introduced a new full-length slide room and a teleslide (telescoping slide) for use in its units. The latter innovation has a patent pending, as it is the first of its kind in the industry. Both of these latter innovations will be implemented into several of the Company’s brands during 2007. The Company also continues to pursue methods of construction for its motorhomes that will accomplish all of the following: reduce cost of construction, reduce the weight of the motorhomes, and add strength. Several projects to this end are well under way. Additionally, the Company plans to introduce an entry-level gas product and a value line diesel product in late 2007, along with several new floor plans.

The Company is continually striving to increase its customer support by improving club support, telephone support for owners and dealers, and parts fulfillment. The Company utilizes various techniques such as surveys and focus groups to ensure that it is improving in the area of customer satisfaction.

The Company has engaged a public relations firm to assist with the communication of these multiple efforts to its dealers and prospective and existing customers.  This effort will allow the Company to effectively communicate its upcoming initiatives and begin to offset certain negative publicity the Company has experienced over the last nine months.

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

Critical Accounting Policies

The preparation of the consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported. See the discussion of critical accounting policies below and in the Annual Report on Form 10-K for the year ended December 31, 2006. For the six months ended June 30, 2007, there were no unusual uncertainties of a material nature involved in the application of these principles nor any unusual, material variation in estimates related to these principles.

Results of Operations

The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s financial condition, results of operations and cash flows during the periods included in the accompanying consolidated financial statements.

The following table summarizes the increases (decreases) in the consolidated statement of operations for both the three- and six-month periods ended June 30, 2007 as compared to the three- and six-month periods ended June 30, 2006: (dollar amounts in thousands).

	Three Month Comparison		Six Month Comparison
Consolidated Statements of Operations Data:	$ Change	% Change	$ Change	% Change
Net sales	$(17,275)	(42.5)%	$(49,974)	(52.5)%
Cost of goods sold	(17,660)	(39.1)	(43,812)	(44.7)
Gross loss	(385)	(8.6)	6,162	226.8
Selling expenses	(165)	(12.4)	(421)	(16.4)
General and administrative expenses	620	30.1	624	13.2
Operating loss	70	0.9	6,365	63.5
Interest expense	(428)	(71.7)	(307)	(30.2)
Other income	118	262.2	245	231.1
Loss from continuing operations before income taxes	(476)	(5.6)	5,813	53.2
Provision for income taxes	23	230.0	36	180.0
Loss from continuing operations	(453)	(5.4)	5,849	53.4
Income (loss) from discontinued operations	(1,324)	(100.0)	4,194	N/A
Gain from sale of discontinued operations	—	—	7,328	N/A
Income taxes related to discontinued operations	(8)	(100.0)	53	311.8
Net income from discontinued operations	(1,316)	(100.0)	3,081	174.3
Net loss	$863	12.1%	$2,768	30.1%

Net sales

Net sales decreased $17.3 million or 42.5% for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. Net sales decreased $50.0 million or 52.5% for the six months ended June 30, 2007 as compared to the corresponding period last year. Wholesale unit shipments of diesel motorhomes for the three months ended June 30, 2007 were 69, down 36% from 107 units for the three months ended June 30, 2006. Shipments of gas motorhomes for the three months ended June 30, 2007 were 147, down 54% from 323 units for the three months ended June 30, 2006. Wholesale unit shipments of diesel motorhomes for the six months ended June 30, 2007 were 119, down 57% from 279 units for the six months ended June 30, 2006. Shipments of gas motorhomes for the six months ended June 30, 2007 were 312, down 55% from 691 units for the six months ended June 30, 2006. The substantial decline in shipments is believed to be the result of uncertainty in the market place regarding the Company’s financial condition resulting from the defective fiberglass problem in 2006 and its financial aftermath.  The Company believes that with the substantial infusion of cash and the reduction in debt from the sale of CCI and the sale and leaseback transaction, it can now begin to reverse the uncertainty and trend of declining sales.

Gross loss

The gross loss for the three months ended June 30, 2007 decreased $0.4 million or 8.6% from the corresponding period in 2006. The primary factor leading to the decreased gross loss was the fact that the costs resulting from the defective fiberglass material in 2006 were not a part of the 2007 results.  However, the gross loss reduction was significantly offset by substantially lower sales over which to spread the fixed overhead costs. Included in cost of goods sold were $1.6 million for fixed overhead costs below normal production levels which were incurred in the three-month period ended June 30, 2007.  The gross loss for the six months ended June 30, 2007 increased $6.2 million or 226.8% from the corresponding period in 2006. The primary factors that led to this significant increase in gross loss, as the Company struggled to ship units amidst the recent severe uncertainty regarding its financial condition, were substantially lower sales over which to spread the fixed overhead costs, increased sales incentives and increased warranty costs, partially offset by the costs resulting from the defective fiberglass material in 2006 not being a part of the 2007 results.  The Company incurred for the six-month period ended June 30, 2007, current period charges of $3.2 million for fixed overhead costs below normal production levels.

Selling expenses

Selling expenses decreased $0.2 million or 12.4% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Selling expenses decreased $0.4 million or 16.4% for the six months ended June 30, 2007 compared to the corresponding period last year. These decreases were primarily due to reductions in personnel, promotions and advertising costs within the marketing function.

General and administrative expenses

General and administrative expenses increased $0.6 million or 30.1% for the three months ended June 30, 2007 compared to the comparable period in 2006. General and administrative expenses increased $0.6 million or 13.2% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. These increases were caused primarily by attorney fees incurred in a lawsuit the Company has filed against Crane Composites Inc., the supplier of the defective fiberglass material. High one-time costs associated with the sale of CCI in the current year and loan costs were other contributing factors, while reductions in personnel costs, share-based compensation expense per SFAS No. 123(R) and audit fees were three significant offsetting factors.

Interest expense

Interest expense for the three and six months ended June 30, 2007 decreased $0.4 million and $0.3 million, respectively, from the corresponding periods in 2006. The decrease in interest expense is due to the Company completely paying off its line of credit upon receiving cash proceeds from the sale of CCI on February 22, 2007 and the sale of its Perris, California property on May 22, 2007.

Income taxes

The overall effective tax rate for the six months ended June 30, 2007 was 1.1% compared to an effective tax rate of 0.4% for the six months ended June 30, 2006. The effective tax rate gives effect of full valuation allowance in the amount of $4.4 million and $3.4 million at June 30, 2007 and June 30, 2006.

Liquidity and Capital Resources

The Company incurred losses from continuing operations of $16.8 million and $11.0 million for the six months ended June 30, 2007 and June 30, 2006, respectively.  The Company showed significant progress in its turnaround efforts with market share gains and reduced losses in the first quarter of 2006 but early in the second quarter of 2006 it discovered a defective fiberglass issue related to a product received from one of its suppliers. This defective fiberglass issue resulted in substantial unexpected costs and created a liquidity strain, which was compounded by a continued decline in the Class A industry. This created an environment of severe uncertainty that began to significantly adversely affect the Company, its employees, suppliers, customers and dealers. These challenges increased in the third and fourth quarters of 2006 and significantly impacted the Company’s year to date sales and operating results in 2007.

The Company completed the sale of CCI in February 2007 and received a total consideration of $38.7 million that was primarily used to reduce debt and infuse working capital.  On May 22, 2007, the Company completed the sale and leaseback of its Perris, California property, which provided $31.1 million of net proceeds that was used to pay off the line of credit, diminish vendor interest charges, fund the capital required to consolidate operations and provide working capital to support the turnaround effort. The Company’s continuing operations had net working capital of $25.2 million and $(18.1) million at June 30, 2007 and December 31, 2006, respectively. The $43.3 million increase in working capital was the result of the $29.0 million payoff of the line of credit, a $13.0 million decrease in accounts payable and a $7.9 million increase in cash, partially offset by a $6.3 million decrease in inventories.

In conjunction with the sale of CCI and the sale and leaseback, the Company entered into amendments to modify its credit agreement that among other things reduced the credit facility to $15 million. The Company’s borrowing availability is limited to its borrowing base, less its letters of credit reserve balance, which as of June 30, 2007 was $9.4 million. Additionally, these amendments provided for an increase in the letter of credit sub-facility amount, the establishment of EBITDA covenants and limited capital expenditures to $2 million for 2007.  These amendments also provide that any failure to meet the EBITDA covenant would not constitute an event of default if the average daily sum of all obligations is less than $10 million.  As of June 30, 2007, this total obligations amount was $5.4 million, $5.0 million of which was a letter of credit securing the lease of the Perris, California property.  Finally, these amendments provided that by November 30, 2007, the Company will provide financial projections for 2008.

At June 30, 2007, the Company had no outstanding borrowings under the line of credit.  The Company had $29.0 million outstanding on the line of credit at December 31, 2006.  Amounts borrowed under the revolving credit facility bear interest at the prime rate listed in the Wall Street Journal plus 1.50 percentage points.  At June 30, 2007, the interest rate for the borrowings under the line of credit was 9.75%.  The weighted average interest rate for the borrowing under the line of credit during the three months ended June 30, 2007 and 2006 were 9.75% and 8.42%, respectively.  The weighted average interest rate for the borrowings on the credit facility during the six months ended June 30, 2007 and 2006 were 9.01% and 8.21%, respectively.

During the six months ended June 30, 2007, the Company’s continuing operations used $21.8 million of cash in its operations, which was primarily due to a loss from continuing operations of $16.8 million and a decrease in accounts payable of $13.0 million, partially offset by a $5.8 million decrease in inventories. During the six months ended June 30, 2006, the Company’s continuing operations used $18.5 million of cash in its operations, which was primarily due to a loss from continuing operations of $11.0 million and increases in inventories and receivables of $7.6 million and $4.4 million, respectively, partially offset by a $4.0 million increase in accounts payable. For the six months ended June 30, 2007, net cash provided by investing activities from continuing operations was $23.7 million, primarily due to the $31.1 million of proceeds from the sale of the Perris, California property, partially offset by the $7.2 million increase in restricted cash. Net cash used in investing activities for the six months ended June 30, 2006 was $0.4 million, primarily due to the $0.5 million in purchases of property, plant and equipment. Cash used in financing activities by continuing operations for the six months ended June 30, 2007 was $30.8 million, primarily due to the $29.0 million payoff of the line of credit. Net cash provided by financing activities for the six months ended June 30, 2006 was $18.9 million, primarily due to net advances under the line of credit of $16.3 million.

On June 1, 2007, the State of California, Department of Industrial Relations Self-Insurance Plans (the “State”) notified NRV that it does not meet the minimum credit rating criteria for participation in the State’s alternative security program with regard to its self-insured workers’ compensation program. Therefore, a security deposit will be required in the amount of $5.5 million. During July, the Company amended its credit facility to increase its letter of credit sub-facility to $7.5 million and during August secured a letter of credit from Wells Fargo Bank for $2.0 million and forwarded $3.5 million in cash to the State of California for the balance of the security deposit. This cash deposit will be maintained by the State in an interest bearing account that accrues to the benefit of the Company. Early in the second quarter of 2008, the State will reevaluate the Company’s minimum credit rating for participation in the alternative security program. If the Company again qualifies for participation in this program, the security deposit requirement will be eliminated at that time.

Management’s plan to achieve operational profitability includes continuing or starting a variety of initiatives to improve the Company’s earnings and working capital position, including: (i) introducing new products and floor plans in 2007, (ii) adding new dealers to fill open market areas or replace under-performing dealers, (iii) decreasing overall sales incentives by tailoring programs that provide the maximum value to the Company, (iv) reducing material and related obsolescence costs, (v) improving manufacturing efficiencies, (vi) further reducing manufacturing and other overhead costs and (vii) decreasing the costs of warranty.

In order to fund on-going operations, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt and or equity financings it may be able to complete.  Obtaining additional or replacement financing would help to eliminate certain restrictions on the Company’s current cash position that may not otherwise be eliminated without the Company achieving sustained operational profitability.  After consideration of its available borrowing capacity and funding needs, the Company believes that the availability of funds under its existing line of credit will provide sufficient financial resources to fund its operations for the next twelve months.  However, the Company is currently exploring its alternative debt financing options in order to lessen the Company’s reliance on its existing line of credit and to improve its working capital position.  There can be no assurance that any such financing can be completed with acceptable terms and conditions.  If the Company is unable to restructure its financing, it may be required to preserve its available resources by various methods such as the further reduction of expenses, deferring the introduction of new products or otherwise scaling back its operations.  Such measures may have a material adverse effect on the Company’s financial position, results of operations and prospects.

Most of the Company’s motorhome sales are made on terms requiring payment within 15 business days or less of the dealer’s receipt of the unit. Most dealers finance all, or substantially all, of the purchase price of their inventory under floor plan arrangements with banks or finance companies under which the lender pays the Company directly. Dealers typically are not required to commence loan repayments to such lenders for a period of at least six months. The loan is collateralized by a lien on the motorhome. Consistent with industry practice, the Company has entered into repurchase agreements with these lenders. In general, the repurchase agreements require the Company to repurchase a unit if the dealer defaults on the financed unit. Upon a dealer default, the agreements generally require the Company to repurchase RVs at the election of the lender provided certain conditions are met, such as repossession of the RV by the lender, the RV being new and unused and the time elapsed between invoice date and demand for repurchase being no longer than a specified period which is typically 18 months or less. The Company’s undiscounted maximum potential exposure under these agreements approximated $52.1 million at June 30, 2007. As with receivables, the risk of loss under the repurchase agreements was spread over a number of dealers and lenders and was reduced by the resale value of the RVs, which the Company would be required to repurchase. Losses under these agreements have not been material in the past and management does not believe that any future losses under such agreements will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. Consequently, no liability has been recognized in the consolidated financial statements.

The leaseback contract associated with the sale of the Perris, California property on May 22, 2007, resulted in NRV entering into two operating leases.  These leases are for an initial term of 10 years with annual escalation in the base rent.  The first year cash obligation is $2.7 million with the total obligation approximating $31.3 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact the Company’s financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk and other relevant market rate or price risks. The Company does not have any significant risks related to derivative financial instruments or foreign currency translation. However, the Company is exposed to interest rate changes related primarily to cash borrowings on the Company’s credit facility. The weighted average interest rate for the borrowings under the line of credit during the three months ended June 30, 2007 and 2006 were 9.75% and 8.42%, respectively. The weighted average interest rate for the borrowings on the credit facility during the six months ended June 30, 2007 and 2006 were 9.01% and 8.21%, respectively.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, as of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s Form 10-Q for the quarter ended March 31, 2007.

We believe we will need alternative debt financing in the near term, and it may not be available on acceptable terms, or at all, and if we do not receive the alternative debt financing, it could have a material adverse effect on our financial condition and future prospects.

In order to fund on-going operations, the Company remains dependent upon its ability to utilize outside financing through borrowings on its existing line of credit as well as any additional or replacement debt and or equity financings it may be able to complete.  Obtaining additional or replacement financing would help to eliminate certain restrictions on the Company’s current cash position that may not otherwise be eliminated without the Company achieving sustained operational profitability.  After consideration of its available borrowing capacity and funding needs, the Company believes that the availability of funds under its existing line of credit will provide sufficient financial resources to fund its operations for the next twelve months.  However, the Company is currently exploring its alternative debt financing options in order to lessen the Company’s reliance on its existing line of credit and to improve its working capital position.  There can be no assurance that any such financing can be completed with acceptable terms and conditions.  If the Company is unable to restructure its financing, it may be required to preserve its available resources by various methods such as the further reduction of expenses, deferring the introduction of new products or otherwise scaling back its operations.  Such measures may have a material adverse effect on the Company’s financial position, results of operations and prospects.

Item 6. Exhibits

Exhibits

2.1                                             Purchase and Sale Agreement dated as of December 27, 2006 between the Company and First Industrial Acquisitions, Inc.

10.1                                       Lease dated May 18, 2007 between NRV and First Industrial for property known as 100 West Sinclair Street located in County of Riverside, State of California.

10.2                                       Lease dated May 18, 2007 between NRV and First Industrial for property known as 3411 N. Perris Boulevard located in County of Riverside, State of California.

10.3             Loan Modification Agreement No. 5, dated May 22, 2007, between the Company, NRV and Wells Fargo Bank, as lender.

10.4                                       Loan Modification Agreement No. 6, dated July 3, 2007, between the Company, NRV and Wells Fargo Bank, as lender.

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

NATIONAL R.V. HOLDINGS, INC.
(Registrant)

Date: August 13, 2007	By	/s/ Thomas J. Martini

Thomas J. Martini
Chief Financial Officer
(Principal Accounting and
Financial Officer)